Form 10KSB
period 2003-12-31
DAYSTAR TECHNOLOGIES INC
filed 2004-03-30
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File No. 000-50508

DayStar Technologies, Inc.

(Name of small business issuer in its charter)

Delaware	84-1390053
State or other jurisdiction of (incorporation or organization)	(I.R.S. Employer Identification No.)

900 Golden Gate Terrace Suite A Grass Valley, California	95945
(Address of principal executive offices)	(Zip Code)

(530) 271-5557

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value per share

Class A Redeemable Public Warrant, right to purchase one share of Common Stock

Class B Non-redeemable Public Warrant, right to purchase one share of Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Issuer’s revenues for the year ended December 31, 2003:    $74,034

The aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price of such stock as reported by Nasdaq on March 26, 2004, was $6,129,000.

At March 26, 2004, 3,238,500 shares of the registrant’s Common Stock were outstanding and 29,000 shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the Annual Meeting of Shareholders to be held on June 22, 2004 are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format: Yes  ☐    No  ☒

DAYSTAR TECHNOLOGIES, INC.

Annual Report on Form 10-KSB

Year Ended December 31, 2003

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933, that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties, and other factors, including those identified in Risk Factors below, which may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this Form 10-KSB may be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “would,” “will” and other similar expressions. However, these words are not the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the SEC or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under the caption “Management’s Discussion and Analysis or Plan of Operation — Risk Factors.”

i

PART I

Item 1.	Description of Business

Overview

DayStar Technologies, Inc. has developed a thin-film copper-indium-gallium-selenide solar cell, commonly known as a CIGS solar cell, for the direct conversion of sunlight into electricity (the photovoltaic or “PV” effect). We are developing a high-volume manufacturing process that could significantly reduce the cost of solar cell production, and therefore reduce the cost of solar electricity. Prototypes of our CIGS cells produced in batches in the laboratory are being tested by the United States Air Force Research Laboratory and Dutch Space B.V. for satellite power applications.

Conventional crystalline silicon (silicon “wafer”) solar cells, while efficient, have an average production cost of approximately $2.00 per watt due to expensive, low-volume processing methods and high materials costs. A typical single silicon solar cell, depending on size, will typically generate between one and three watts, and sell for between $1.75 and $2.50 per watt. Our proposed manufacturing process is designed to use raw materials that do not suffer from the same supply constraints as silicon and use volume manufacturing equipment and procedures already proven in other industries, such as the magnetic disc drive industry. We intend to produce and further test solar cells created with the new process and to build, test and implement our pilot manufacturing facility. Successful implementation of our manufacturing process could enable us to produce thin-film CIGS solar cells with the same efficiency and functionality as the silicon wafer solar cells that now dominate the market at approximately one-half, or less, of the current production cost of a silicon wafer cell.

On February 6, 2004, we completed an initial public offering of common stock (“IPO”). We sold 2,100,000 units. A unit consists of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. All of the units were sold at an initial public offering price of $5.00 per unit, resulting in an aggregate gross offering amount of $10.5 million. After deducting offering expenses and underwriting discounts, we received approximately $8.3 million of net proceeds from the offerings. We used approximately $.5 million of the net proceeds to satisfy indebtedness and obligations due. In March 2004, an additional 18,500 units were sold to the underwriters under an option to purchase additional units.

All of our revenues in 2003 were generated from services rendered by our sole subsidiary, Day Star Solar LLC, which is engaged in the business of reselling and installing solar electricity systems for residential customers in Northern California.

Industry Background

Demand For Solar Electricity

Worldwide demand for electricity is expected to increase over the next 20 years. The Energy Information Administration of the U.S. Department of Energy estimates that between 2000 and 2020 the United States will need to add approximately 355 gigawatts (one gigawatt is equal to one billion watts) of new capacity to meet projected increased electricity demand. This represents an increase of approximately 40% over present generation capacity.

The overwhelming majority of electricity is currently produced using hydrocarbon sources (natural gas, coal, petroleum). However, the total resource base for these fuels is limited, and there is increasing concern about the effect on the ecosystem of fossil fuel extraction and emissions. Volatile prices and environmental and political concerns pertaining to fossil fuels have also increased interest in electricity created using alternative, renewable, clean energy sources. In contrast to hydrocarbon energy resources which, once used, cannot be quickly replaced, renewable energy that flows from natural sources (such as sunlight, wind, and water sources) quickly and continuously replaces itself.

Solar cells and fully packaged solar-electric systems are an increasingly attractive source of electricity. According to data provided by the Energy Information Administration, a division of the U.S. Department of Energy, the total value of photovoltaic cell and module sales by U.S. manufacturers grew 12 percent in 2002 to $342 million from $305 million in 2001, excluding space applications. In addition, the Institute for Environment and Sustainability, a branch of the European Commission’s Joint Research Centre, reported that for 2001 worldwide photovoltaic cell/module production was a $2.5 billion business, reflecting an average annual growth rate of 30% in the previous five years. Solar cells have no moving parts that require ongoing maintenance and have shown good reliability, typically lasting for at least 20 years in the field. The solar electricity industry currently supplies electrical power for both on-grid electricity consumers and for specialized applications, such as end-users that choose to be off the electricity grid or that are located where connection to the grid is not feasible, such as remote areas or villages in developing nations. In these remote locations, solar electricity can be more cost-effective than installing a grid connection. Interest in solar electricity by mainstream, on-grid electricity users also is increasing. In part, interest in on-grid solar electricity systems is growing because of government subsidies and incentive programs and because solar cells have become increasingly efficient. “Net-metering” laws (requiring utilities to purchase excess electricity produced by on-grid solar systems) and solar system rebates are some examples of government incentives aimed at grid-connected consumers in parts of the United States, Japan, Europe and elsewhere.

The Solar Cell Industry

The base-level products in the PV industry are solar cells and PV modules. PV modules are a connected group of solar cells. Solar cells work by absorbing light and converting it to electrical power. The great majority of commercial solar cells in use today are made of the same semiconductor materials (usually silicon) used in the microelectronics industry. In addition to the semiconductor materials, solar cells consist of a top and bottom electrical contact to move the electricity out of the solar cell, much like a household battery.

The typical PV module consists of 36 (20 volts) or 72 (40 volts) solar cells connected together, a sealant to keep moisture and other environmental factors out, and a sheet of glass and frame to provide structural integrity to the package. Several modules are then connected together to form an array, which determines the total power output of the system. When the sun shines on a PV module, the energy is converted into direct current electricity. An inverter (external to the array) then converts the DC electricity from the array into alternating current electricity. The performance of a solar cell is measured in terms of its efficiency in converting sunlight into electricity. Typical commercial solar cells have an efficiency ranging from about 10% to 17%, meaning that for every 100 watts of sunlight striking a panel, 10 to 17 watts of electricity will be produced.

Approximately 85% of the world’s annual PV production uses crystalline silicon as its base material. Silicon wafer solar cells are efficient, but require significant energy and bulk material to manufacture, and are rigid and fragile. Alternative solar cells based upon thin films have been under development for approximately 20 years and are now being commercialized. Thin-film technology is also of interest to the space community due to its unique combination of efficiency, light weight and flexible nature. A thin-film cell requires far less raw material to create than a silicon wafer cell. Thin-film solar cells, however, require a structural “substrate” to support them, such as glass, plastic, or metal sheets or foils.

The three primary thin-film semiconductor materials currently being explored are amorphous silicon, cadmium telluride, and CIGS. The CIGS technology presently under development by DayStar and others has demonstrated over 19% conversion efficiency in the laboratory, the highest among all thin-film technologies. In research conducted by Shell Solar (formerly Siemens Solar Industries), a CIGS thin-film module technology has demonstrated reliable field performance of over 10 years. DayStar’s solar cells have not been extensively field tested, although prototype cells are currently being tested by the United States Air Force Research Laboratory and Dutch Space B.V. for performance, reliability, radiation hardness, and related issues pertaining to possible future use in satellite power applications.

Despite increased interest in the solar cell industry, there have been limited technological breakthroughs that enable solar-generated electricity to compete with hydrocarbon-generated electricity on a cost basis. Although the cost of a solar cell has decreased during the past 20 years, and cell efficiency has increased, widespread use of solar cells has been hindered by costly manufacturing methods and materials and low industry-wide production capacity.

The current high cost of solar cells is largely the result of costly and low volume manufacturing methodologies and high (and often volatile) silicon feedstock costs. The existing batch-type manufacturing methodologies used to produce silicon solar cells have limited scalability resulting in diminished economies of scale. In addition, the silicon sold to the semiconductor industry is a higher grade than is needed in the PV industry and the cost of electronics-grade silicon is too high to be used as a substrate by the PV industry. Since silicon suppliers are not currently making lower-grade silicon feedstock, the PV industry is dependent on the waste-stream of an unrelated industry which limits the availability of silicon feedstock and produces cost volatility.

Development Of Business

We plan to develop our manufacturing process in three stages. Each stage will employ standard thin-film deposition methods, such as sputter-coating and other physical vapor deposition processes. In a sputter-coating process, a solid target and a substrate are placed in a vacuum chamber. By adding a small amount of process gas to the chamber and negatively charging the target, the process gas is ionized and a plasma discharge is formed. The positively charged gas ions strike the solid target with enough force to eject atoms from its surface. The ejected target atoms condense on the substrate and a thin film coating is constructed atom by atom. Different targets can be used to create a multi-layered coating as the substrate moves through the vacuum chamber. We have acquired used, thin-film deposition vacuum equipment that will be the basis for the initial stages of manufacturing. The equipment will be retrofit for our process.

During Stage I, we will employ a combination of continuous and batch-style processing to finalize the continuous production process and to produce working solar cells. We believe this first manufacturing phase has a very high probability of success, as it uses off-the-shelf manufacturing equipment and proven manufacturing methods employed in various high-tech industries, such as the magnetic disc drive industry. Toward the end of Stage I, we anticipate being able to produce limited quantities of working solar cells that can be sold to the specialized markets and customers described above.

Stage II will be characterized by a partially-continuous pallet manufacturing process. At this point, several components of the process previously accomplished in a batch fashion will be integrated into the continuous manufacturing equipment. At the beginning of Stage II, we expect the manufacturing process will have, at most, three separate manufacturing components. Higher volumes of product will be produced using a pallet transfer system instead of a batch system.

Our Stage III manufacturing phase will consist of conversion from a partially-continuous pallet system to a continuous, roll-to-roll manufacturing process. At this stage, pallets would be replaced by large rolls of substrate, such as metal foil, continuously fed through the manufacturing system using spools, and the various layers comprising the cell would be applied using a variety of thin-film deposition processes. Our full-scale, roll-to-roll system would be able to move large rolls of substrate material, up to approximately 3,000 linear feet per roll or more, through the system. We estimate that our full-scale manufacturing process could be capable of processing between approximately 1,000 to 2,000 square feet of solar cell material per hour, and require minimal supervision. The development plan has been designed to provide for incremental success that reduces the risk in moving to the next stage of development. We will require additional financing to complete Stage II and move into Stage III manufacturing at the production levels described.

We expect Stage I process development to take approximately 12 to 15 months, and the full transfer to the partially-continuous pallet processing system in Stage II to take another 12 to 15 months. During the latter period, we plan to initiate design and procurement of our full-scale roll-to-roll manufacturing process. Both the continuous pallet processing system and the roll-to-roll processing system will be modular in nature, allowing construction to be completed in sections. With sufficient follow-on financing, our goal is to initiate full capacity production, using the roll-to-roll processing system, within 24 to 30 months. The capital equipment requirements to complete Stage II and move into Stage III manufacturing we estimate will be approximately $10 million dollars. In addition, we are pursuing OEM relationships with companies that may be interested in converting their existing manufacturing facilities to manufacture solar cells if our manufacturing process is successful.

For each stage of manufacturing, DayStar has developed alternative production procedures if a particular stage of cell manufacturing does not translate well to the proposed manufacturing process. Some alternative production possibilities involve the substitution of one thin-film material for another, the use of another procedure, such as non-vacuum or vapor, to deposit a particular thin-film layer onto the substrate, or manufacturing our solar cell with a less-automated process. We believe that, even if particular manufacturing stages are unable to be translated to continuous on-line processing, the production cost for our solar cell will still be less than the cost of cells produced using existing batch production methods.

We intend to market and sell our solar cells at each stage of manufacture. The volume of cells being produced should increase as each stage is achieved, with corresponding reductions in manufacturing cost. Completed solar cell sheets or rolls can be cut into various shapes and packaged in a number of different ways to meet the needs of customers. DayStar’s thin-film CIGS solar cell can be made structurally (shape, size, weight, etc.) and functionally equivalent to silicon wafer cells, and will be available as a substitute for the silicon wafer cells that are currently the industry standard in nearly all power-module manufacturing operations. Module manufacturing companies create modules by packaging a number of silicon wafer cells together. Our product will offer module manufacturing companies an alternative, lower-cost solar cell that has the same efficiencies, function, shape, and size as the silicon wafer cells they now use in manufacturing.

The raw materials used in DayStar’s proposed manufacturing process consist of stainless steel, copper, indium, gallium, selenium, zinc, and aluminum. None of these materials has been difficult to purchase in the last two decades, nor is a shortage of any of them expected in the foreseeable future. Copper, selenium, zinc and aluminum are widely available. Indium and gallium are by-products of zinc and aluminum mining and, although not as widely available as the other elements, supplies are anticipated to be more than adequate for the foreseeable future. We do not expect the cost of all raw materials to exceed 30% of total product cost.

Markets and Customers

DayStar’s target markets and customer base will evolve with the maturity of its manufacturing operations. Initially we principally intend to focus our sales and marketing efforts in North America, Europe and Asia. We intend to later expand such efforts into South America, Africa and Australia. At Stage I, we plan to initially focus on producing low volumes, beginning with 50 square feet per day, and improving to 500 square feet per day, of CIGS solar cells using our non-continuous process. We intend to target customers who are developing their own technology platforms in which our solar cell could play an important role. Such platforms include satellite and airborne vehicle power systems and lightweight power systems for battery charging. The pricing of cells for this application is at a premium relative to traditional markets and we believe the volume of cells for this technology platform could be substantial. This customer base is primarily military in nature, though there are also commercial ventures interested in each of these technology platforms. We believe this customer base will potentially be a source of early revenue.

In addition to providing product to specialized customers, we plan to make solar cells for testing and for packaging into modules by one or more of our prospective module manufacturing customers. In this way, we plan to establish customer relationships early in the product-testing phase and may obtain valuable feedback on various elements of our product and its utility.

At Stage II, as our manufacturing operations mature to higher production capacity, beginning with 500 square feet per day, we plan to expand our module manufacturing customer base and further develop sales and marketing relationships. At DayStar’s anticipated early production cost, module manufacturing companies may potentially realize an immediate cost savings by employing DayStar’s solar cells in their manufacturing operations. DayStar’s solar cells can be configured, at a negligible cost to DayStar, to be compatible with various existing module structures. Therefore, the module manufacturers would simply be replacing an existing high-cost silicon wafer solar cell with DayStar’s lower-cost thin-film CIGS solar cell, without any need to re-design their modules, or their manufacturing process, and without any substantial change in product performance.

DayStar anticipates that, with our Stage III continuous roll-to-roll manufacturing process running 24 hours a day, production output could reach or exceed 36,000 square feet per day, per manufacturing system. With such volume production capabilities, DayStar expects to have the ability to supply product for significant electricity projects, such as solar farms or other electricity generating facilities with electricity output of 100 megawatts or more.

Our strategy of increasing manufacturing capacity at a lower cost is based in part on the assumption of continuing growth in the solar electric power market. Should the overall solar electric power market fail to achieve continued growth, or should growth cease or diminish in particular market segments and geographic sales regions where we intend to sell our products, a material adverse effect on our business, results of operations and financial condition may occur. Our target market may also be limited or decrease as a result of an inability to store substantial amounts of electricity converted through our solar cells.

Intellectual Property; Research and Development

Solar cells work by capturing incident sunlight that passes through the transparent conductor and into the CIGS layer where it is absorbed. The absorption process liberates positive and negative carriers of electricity that move in opposite directions toward the back and front metal contacts where they are collected and generate current. Each CIGS solar cell is expected to produce about a one-half volt of electricity. The current generated by the solar cell will be related to the surface area that receives the incident sunlight. Solar cells are then connected in series in order to add their voltages, much like batteries in a flashlight. A typical PV module will have 36 cells connected together resulting in approximately 20 volts at the output terminals.

We have tested various metal substrates, including stainless steel, and have selected one such substrate that management believes provides our solar cell with durability at high processing temperatures, mechanical flexibility, lower weight and more desirable thermal characteristic than glass, while exhibiting acceptable efficiency. We believe these characteristics may permit the cells to be mass-produced at a low cost. Metal is advantageous as a substrate material because it can conduct electricity to the back of the cell, much like a silicon solar cell.

The fabrication of our solar cells will be accomplished in two distinct steps: (1) solar cell thin-film stack fabrication; and (2) solar cell finishing, including metal grid application, cutting, and testing. This modularity is beneficial in that unfinished solar cell material may also be sold or shipped as a product to customers/partner facilities where they will complete the cell finishing process.

We rely to a limited degree on patent protection to protect our proprietary technology. We are in the process of negotiating a non-exclusive license to National Renewable Energy Laboratory patents that may relate to DayStar’s manufacturing process.

We also own two United States patents relating to concentrating PV optics and packaging design. These patents are not used in our solar cell or our proposed manufacturing process. We believe these patents will become useful if Stage III manufacturing is successful and we become involved in large-scale electricity projects. Five corresponding foreign patents have been issued, and six corresponding foreign patent applications are pending. If we exploit these concentrator patents, we will owe certain royalty payments to our co-founder Dr. Eric Cole.

A number of the substances and methods used to produce the layers of our solar cell are also trade secrets. We protect our trade secrets with a variety of security measures. We enter into confidentiality and non-disclosure of intellectual property agreements with our employees, consultants and certain vendors and generally control access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar information independently.

Current areas of research that may result in additional patent filings include solar cell structure and composition, solar cell processing, manufacturing process and system design, solar cell integration and packaging, packaged product design, and system design. Research and development expenses were $190,398 in 2003 and $6,968 in 2002. Research and development expenses increased in 2003 as a result of continued development of technologies that had been reimbursed under cost-sharing arrangements pursuant to government research contracts in prior years. We expect research and development expenses to increase significantly in 2004 as we develop our manufacturing process.

Competition

Our product, a flexible, efficient, inexpensive solar cell, will compete with current solar cell technologies (such as the conventional crystalline silicon solar cells and other thin-film cell and module technologies), other “clean” renewable energy technologies (for example, wind, ocean thermal, ocean tidal, and geo-thermal power sources), and conventional fossil fuel based technologies for the production of electricity. We expect our primary competition will be within the solar cell marketplace. Barriers to entering the solar cell manufacturing industry include the technical know-how required to produce solar cells that maintain acceptable efficiency rates. In addition, any new solar cell technology would probably need to demonstrate several years of successful testing prior to wide-spread market acceptance.

A variety of competing solar cell technologies are being developed by a number of companies. Such technologies include amorphous silicon, cadmium telluride and copper indium diselenide as well as advanced concepts for both bulk ingot-based and thin film crystalline silicon. Any of these competing technologies could achieve manufacturing costs per watt lower than the cost per watt to manufacture our CIGS solar cells.

We believe the principal competitive factors in the market for solar electric power products are: price per watt, long-term stability and reliability, conversion efficiency and other performance measures, ease of handling and installation, product quality, reputation, and environmental factors. If we do not compete successfully with respect to these or other factors, it could materially adversely affect our business, results of operations, and financial condition.

A number of large companies are actively engaged in the development, manufacturing and marketing of solar electric power products. The four largest PV cell suppliers are Sharp Corporation, BP Solar, Shell Solar, and Kyocera Corporation, which together supply over half of the current PV cell market. All of these companies have greater resources to devote to research, development, manufacturing and marketing than we do. However, of these four companies, only Shell Solar is believed to be working on a CIGS technology. Shell’s thin-film CIGS solar cell project utilizes cell integration on glass to produce a complete module product, not a cell product. DayStar believes its single cell product design and mass production using a stainless steel substrate will offer competitive advantages to DayStar.

There are also several small companies working to manufacture CIGS solar cells. Global Solar, LLC in Tucson, Arizona is pursuing roll-to-roll non-continuous manufacturing of integrated panels on plastic substrates, and discrete solar cells on stainless steel. One emerging company, Raycom, Inc., is considering a manufacturing approach somewhat similar to DayStar’s. Although Raycom has experience in continuous processing, it has very limited experience with the PV industry and the properties of solar cells. DayStar believes its competitive advantages will emerge due to its thin-film CIGS solar cell design, the efficiency and scale of its proposed manufacturing process, and DayStar’s extensive experience and research regarding the properties of thin-film CIGS solar cells.

Employees/Consultants

We currently have three full-time and four part-time employees. We are seeking full-time professionals to serve in management and in lead and support technical roles. The number of employees anticipated within one year is between 20 and 22.

Corporate Information

DayStar Technologies, Inc., a Delaware corporation, was formed in February 1997. In June 1997, we acquired all the assets of CoGen Solar, LLL, an Arizona limited liability company organized in 1996 by Dr. John R. Tuttle and Dr. Eric Cole. We have one subsidiary, DayStar Solar LLC, a Colorado limited liability company, that resells and installs solar electricity systems for residential customers in Northern California. Our website is located at www.daystartech.com. The information on or that can be accessed through our website is not part of this Annual Report on Form 10-KSB.

Item 2.	Description of Property

We currently lease approximately 3,000 square feet of office space in Grass Valley, California under a three-year lease that expires on July 31, 2005, with an option to renew for an additional three-year period. The leased space is currently used by DayStar Technologies, Inc. for research and development, prototype production, marketing and administration, and is used by our solar systems subsidiary, DayStar Solar, LLC. We also currently lease approximately 100 square feet of office space in Golden, Colorado on a month-to-month basis.

Our need for expansion into a larger space to initiate pilot manufacturing has led us to review alternative locations to site new operations. As a result, we expect to relocate the research and development and manufacturing operations to the Denver, Colorado metropolitan area, leaving the solar systems installation business in Grass Valley, California. We believe that the work force and energy business environment is better suited to our needs and that adequate space is available in the Denver area at commercially reasonable rates.

We intend to use our cash resources in the development of our core business. We do maintain an investment policy establishing parameters for the investment of any excess cash. Our investment policy permits investments that primarily preserve capital, minimize risk of principal loss and provide sufficient liquidity to meet our daily cash requirements. Our cash reserves are invested consistent with this policy in interest bearing accounts and government securities. As of the date of this report, we have no investments in publicly traded securities, real estate, mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings

There are at present no legal proceedings pending against us. We are, however, subject to various claims that arise in the ordinary course of business. In September 2003, we received a letter from a stockholder and former officer and director of the company claiming that she is entitled to unpaid wages and fees plus interest in the approximate amount of $40,000. In October 2003, we received a letter from an attorney representing a former director of the company claiming that the former director is entitled to receive stock, and to receive past compensation and other damages from the company in an amount exceeding $1.5 million. Either claimant may elect to pursue such claims through litigation. Based upon the information that is currently available, we do not believe that there is any basis in fact for either claim or that the various claims in the aggregate will materially affect our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2003, our stockholders approved two matters by written consent.

By written consent in lieu of a meeting dated October 24, 2003, a majority of the stockholders entitled to vote approved the Amendment and Restatement of our Certificate of Incorporation and the adoption of our 2003 Equity Incentive Plan. The Amended and Restated Certificate of Incorporation increased the number of shares of common stock and preferred stock we are authorized to issue, reclassified each share of Class A common stock into one share of common stock, and eliminated the Class A common stock.

By written consent in lieu of a meeting dated December 22, 2003, a majority of the stockholders entitled to vote approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of shares of common stock and preferred stock we are authorized to issue.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Upon completion of our initial public offering on February 6, 2004, our units began trading on the Nasdaq SmallCap Market under the symbol DSTIU. As of March 22, 2004, our units ceased trading. On the same day, the units separated into common stock, Class A warrants and Class B warrants. As of March 22, 2004, the common stock, Class A warrants and Class B warrants trade on the Nasdaq SmallCap Market under the symbols DSTI, DSTIW and DSTIZ, respectively. Before our initial public offering, there was no established public market for our common stock. As of March 26, 2004, there were approximately 32 holders of record of our common stock and one holder of record of our Class B common stock.

Dividends

We have never declared or paid any dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently expect to retain our future earnings, if any, for use in the operation and expansion or our business. Any future decision to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors our board of directors may deem relevant. There are currently no restrictions that limit our ability to pay dividends on our capital stock.

Recent Sales of Unregistered Securities

Within the past year, we have issued or sold unregistered securities as described in the transactions listed below.

In August 2003, pursuant to an exemption under Rule 506 of Regulation D of the Securities Act, we received $600,000 in bridge financing through a subscription agreement for the purchase of units comprised of one share of our common stock, a Class A warrant to purchase one share of common stock and two Class B warrants, each to purchase one share of common stock. The number of units to be issued, 199,998, was calculated based upon 60% of the final offering price of $5.00.

In September 2003, pursuant to an exemption under Rule 701 promulgated under the Securities Act, Eric Cole was issued 9,000 shares of common stock under the Equity Incentive Plan in consideration of past and future services.

In September 2003, pursuant to an exemption under Section 4(2) of the Securities Act, John Tuttle was issued 345,500 shares of common stock under the Equity Incentive Plan.

In October 2003, pursuant to an exemption under Rule 701 promulgated under the Securities Act, employees, outside directors and consultants were issued an aggregate of 238,002 shares of common stock and options to purchase shares of common stock under the Equity Incentive Plan in consideration of past and future services.

In November 2003, pursuant to an exemption under Section 3(a)(9) of the Securities Act, for no additional consideration, all shares of our Class A common stock were reclassified into shares of our common stock pursuant to an amendment and restatement of our Certificate of Incorporation.

In November 2003, pursuant to an exemption under Rule 506 of Regulation D of the Securities Act, we received $160,000 in bridge financing through a subscription agreement for the purchase of units comprised of one share of our common stock, a Class A warrant to purchase one share of common stock and two Class B warrants, each to purchase one share of common stock. The number of units to be issued, 53,332, was calculated based upon 60% of the final offering price of $5.00.

Equity Compensation Plan Information

This following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plan, our 2003 Equity Incentive Plan. The information in this table is as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available
Equity compensation plans approved by security holders(1)	12,000	(2)	$4.00	480,498
Equity compensation plans not approved by security holders	0		0	0

Total	12,000		$4.00	480,498

(1)	Our 2003 Equity Incentive Plan permits the issuance of restricted stock, stock units, options to purchase our common stock, or stock appreciation rights, not to exceed 1,050,000 shares of our common stock, to employees, outside directors, and consultants.

(2)	Does not include 557,502 shares of restricted stock granted in 2003 under our 2003 Equity Incentive Plan to certain of our officers, employees and consultants.

Use of Proceeds From Sales of Registered Securities

Subsequent to the end of 2003, on February 5, 2004, the SEC declared effective our Registration Statement on Form SB-2 (Reg. No. 333-110337) and we closed our initial public offering of 2,100,000 units on February 11, 2004. Each unit consisted of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. The managing underwriter of our initial public offering was Paulson Investment Company, Inc. The initial public offering price was $5.00 per unit. The gross proceeds of the offering were $10,500,000. Our net proceeds from the offering, after deducting the underwriter’s discount of $840,000 and other fees and expenses, aggregated approximately $8,300,000.

On March 5, 2003 the underwriters exercised a portion of their over-allotment option to purchase 18,500 additional units at the initial public offering price, resulting in additional offering proceeds of $92,500. After deducting estimated offering expenses and underwriting discounts, we received $70,000 of net proceeds.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in this Annual Report on Form 10-KSB.

Initial Public Offering Subsequent to Year-End

On February 6, 2004, we successfully completed an initial public offering of 2.1 million units. A unit consists of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants, each warrant to purchase one share of common stock. The net proceeds from the offering, after deducting underwriting fees and offering expenses, were $8.3 million. The financial effect of the receipt of the proceeds from the initial public is not reflected in the financial statements for the year ended December 31, 2003. The proceeds are being used to fund (1) research and development expenses to further develop and refine our proprietary thin-film solar cell fabrication processes, (2) purchase capital equipment to create development-scale vacuum deposition hardware, measurement and test equipment, and solar cell packaging hardware, (3) fund general sales and corporate expenses, and (4) pay outstanding obligations. Although we do not anticipate significant revenue from operations in the near future, as a result of the completion of the initial public offering we believe that our past performance is not necessarily indicative of future operations.

Overview

We began operations in 1997 for the purpose of developing thin-film CIGS solar cells and more cost-effective processes for manufacturing such solar cells. From inception we have focused our efforts on research and development and raising capital.

Our revenues to date have been derived from government contracts, the sale for research purposes of sample quantities of CIGS solar cells manufactured by others under DayStar’s direction, and more recently from services rendered by our sole subsidiary, DayStar Solar, LLC, which is engaged in the business of reselling and installing solar electricity systems for residential customers in Northern California. Revenue from government contracts ended at the end of 2002 due to the expiration of the applicable contracts. Future revenue from our subsidiary’s sales and installation services may be dependent on the continuation of preferred financing and other government subsidies for residential solar power installations in California, and as a result may fluctuate significantly. Although we intend to continue to pursue Small Business Innovation Research and other contracts in 2004 for the continued research and development of our solar cells for military and other applications, we only expect de minimus revenue from such contracts or other sources in 2004. While cost-sharing government research arrangements would augment our financial results, our business plan does not rely upon successfully entering into any such arrangement. We may realize some revenue prior to 2006 from selling module manufacturing equipment and turnkey production lines, but we do not anticipate meaningful revenue until we are able to make sales of limited quantities of CIGS solar cells produced by our proposed manufacturing processes.

As a result of the investment required to develop our proposed manufacturing processes, we expect our selling, general and administrative expenses, and research and development expenses to increase substantially in 2004 and 2005 as we hire new personnel and invest in new equipment. We therefore anticipate that our net losses will increase substantially until the latter part of 2005 when we expect they will be offset to a limited degree by revenue from the sale of CIGS solar cells.

To date, we have historically funded our operations principally from government contracts and the sale of equity securities. We expect to be dependent on additional capital infusions to execute our business plan, and will require additional capital to complete Stages II and III of our development plan. If adequate capital resources are not available to us, we will be forced to curtail or terminate operations. As part of our attempt to pursue our development activities with limited capital, we have relied from time-to-time on accrual of wages payable and non-cash compensation arrangements to certain officers and employees, including the issuance of stock. A portion of the stock compensation arrangements has been restructured through the surrender of stock and the cancellation of the related shareholder receivable.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those accounting policies can be found in the footnotes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-KSB. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

Revenue Recognition

DayStar recognizes revenue on product sales as product is sold, collectibility is reasonably assured, and delivery has occurred. We recognize research revenues at the time costs benefiting the contract are incurred, which approximates the percentage of completion method. The percentage-of-completion is measured by the total costs incurred to date compared to the estimated total costs for each contract. Revenue from the sale and installation of solar electricity systems is recognized when installation is complete and collectibility is reasonably assured.

Patents

Patent costs incurred to prosecute patents developed by us are expensed as incurred. Patent costs paid to obtain patents from third parties are capitalized and amortized over the life of the patent. We review the functional life of our patents on a regular basis. If it is determined that the functional life is less than the legal life we would accordingly change the amortization period to the functional life. As of December 31, 2003, we had amortization of $14,120 on $52,950 of patent costs capitalized.

Long-lived Assets

Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes monitoring our manufacturing costs and significantly increasing sales. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods.

Results of Operations

Comparison of Years Ended December 31, 2003 and 2002

Revenues. Our total revenues were $74,034 for the year ended December 31, 2003, a decrease of $482,075 or 87% from the prior year. All of our revenues during 2003 were from the sale of residential solar systems by our subsidiary Daystar Solar. These sales by DayStar Solar represented an increase of $2,709 over similar system sales in the corresponding period in 2002. There were no research revenues derived from government research contracts for the year ended December 31, 2003, compared to $484,784 for the year ended December 31, 2002. The decrease in research revenues was the result of the expiration of government research contracts without any additional funding being obtained.

Cost of revenues. Our cost of product revenues was $69,012 for the year ended December 31, 2003 compared to $75,834 for the year ended December 31, 2002. Our cost of research revenues was $0 for the year ended December 31, 2003 compared to $515,226 for the year ended December 31, 2002. In 2003, product revenue generated $5,022 in gross profit while for the year ended December 31, 2002 costs exceeded product revenues by $4,509. In 2002, the cost of research revenue exceeded research revenues by $30,442.

Selling, general and administrative. Selling, general and administrative expenses were $455,864 for the year ended December 31, 2003, an increase of $320,573 or 237% over $135,291 for the year ended December 31, 2002. The increase in selling, general and administrative expenses resulted primarily from increased office rent expense as a result of our relocation into new facilities in Grass Valley, California, and significantly increased professional and consulting fees in anticipation of the IPO.

Research and development expenses. Research and development expenses were $190,398 for the year ended December 31, 2003, an increase of $183,430 over the year ended December 31, 2002. Research and development expenses increased as a result of continued development of technologies that had been reimbursed under cost-sharing arrangements pursuant to government research contracts in prior years.

Stock-based compensation. During 2003, we adopted an Equity Incentive Plan to enable employees, outside directors and consultants to acquire an equity interest in DayStar. We recorded a non-cash expense of $746,892 for the year ended December 31, 2003 to record compensation expense related to issuance of stock to various officers and employees. In addition, we expect to record non-cash stock based compensation expense of $1,266,108 in fiscal year 2004 and $221,008 in fiscal year 2005 based on issuances during 2003.

Depreciation and amortization. Depreciation and amortization expenses were $78,962 for the year ended December 31, 2003, an increase of $62,984 over the year ended December 31, 2002. Depreciation and amortization expense increased as a result of capital equipment leases we entered into for equipment we intend to use to develop our manufacturing processes for our CIGS solar cells. Although the equipment is not presently operational, it continues to be subject to depreciation expense.

Interest expense and other income. Interest expense was $53,799 for the year ended December 31, 2003, an increase of $30,468 over $23,331 for the year ended December 31, 2002. Interest expense increased as a result of additional capital lease obligations and bridge loan financing, as well as factoring of our account receivables for working capital needs. In the first quarter of 2004, we will recognize a non-cash interest expense of $574,337 related to the conversion of the equity unit subscriptions from debt to equity.

Other income. Other income was $4,670 for the year ended December 31, 2003, primarily representing the amortization of gain recorded upon the sale/leaseback of certain equipment. During 2003, we entered into a sale/leaseback arrangement for manufacturing equipment which is accounted for as a financing transaction, as to which a sale was not recorded and a capital lease obligation was recorded for the $35,000 of proceeds received. The related depreciation of assets recorded under capital leases is included in depreciation and amortization in the accompanying consolidated statements of operations and income. The gain on sale represents the recognition of that portion of the $35,000 deferred gain which was realized on the sale/leaseback arrangement. We had no other income in 2002.

Net loss. Our net loss was $1,516,223 for the year ended December 31, 2003 compared to a loss of $216,519 for the year ended December 31, 2002. The increase in net loss was in part the result of lost revenues from the expiration of government research contracts under which we had incurred research and development costs that had been reimbursed in prior years. An increase in selling, general and administrative expense and adoption of an Equity Incentive Plan under which shares were issued to various officers and expensed as compensation also contributed substantially to the increase in net loss for the period. In view of the anticipated increase in our selling, general and administrative expenses and research and development expenses and lack of anticipated research revenues, we also expect to experience a significant net loss in 2004.

Liquidity and Capital Resources

Liquidity. At December 31, 2003, our cash and cash equivalents totaled $64,979 and we had a working capital deficit of $934,358. On February 11, 2004, we successfully completed an initial public offering, which generated net proceeds of $8.3 million from the sale of 2,100,000 units.

Net cash used in operating activities was $74,341 for the year ended December 31, 2003 compared to $131,897 for the year ended December 31, 2002. The decrease in the net cash used in operating activities was principally the result of collection in 2003 of $153,899 in accounts receivable outstanding at December 31, 2002, and an increase of $399,978 in accounts payable primarily due to financing the initial public offering. These sources of operating cash were partially offset by the larger net loss of $1,516,223 for the year ended December 31, 2003 primarily as a result of the expiration of government research contracts while we continued our research and development activities, which loss included a non-cash charge for stock issued for compensation totaling $746,892.

Net cash used in investing activities was $17,869 for the year ended December 31, 2003 compared to net cash used in investing activities of $30,814 for the year ended December 31, 2002. Cash used in investing activities in all periods was for capital expenditures. Funding for most capital equipment purchases was derived principally through equipment lease financing arrangements.

Net cash provided from financing activities was $152,924 for the year ended December 31, 2003, compared to $146,732 for the year ended December 31, 2002. The major financing activities in the two periods were (1) proceeds from the sale of $150,000 of common stock in November 2002, (2) $684,000, net of financing costs, raised from equity unit subscriptions in August and November 2003, and (3) $60,000 from various capital leases entered into during 2003. Cash used to finance the IPO was $621,803 as of December 31, 2003. During 2003 we borrowed $100,000 from the representative of the underwriters in the IPO. Subsequent to December 31, 2003, we borrowed an additional $130,000, for a total of $230,000. These borrowings were repaid from the proceeds of the IPO.

Capital Resources. We have historically financed our operations primarily from proceeds of the private sale of equity securities, revenues received under research and development contracts, non-cash compensation arrangements and equipment lease financing. Although we are seeking one, we presently do not have a credit facility with a lending institution.

During 2003, we received $760,000 in a bridge financing from sales to private investors of subscriptions to purchase units comprised of one share of our common stock, a Class A warrant and two Class B warrants, with each warrant exercisable for one share of our common stock. We have recorded the bridge financing subscription in the liability section of our financial statements as prescribed by SFAS 150 which became effective in May 2003.

Upon completion of the initial public offering, we became obligated to issue 253,330 units to holders of equity unit subscriptions of $760,000, reclassifying this liability to stockholders’ equity. The number of units issued under the subscription agreements was calculated based on 60% of the offering price of $5.00. The discount resulting from a $1,266,650 fair market value of the units based on the offering price of $5.00 and the proceeds received from the bridge financing was treated at conversion of the bridge financing units to equity as a $506,650 non-cash interest expense in February 2004.

In the past we were awarded government research contracts, including Small Business Innovation Research (“SBIR”) contracts to develop our thin-film and concentrating PV technologies. Although we expect to continue to pursue cost-sharing government research contracts in the future, there can be no assurance that we will obtain such funds.

Wages payable includes an accrual of $152,000 owed to our President and Chief Executive Officer and $36,000 owed to Dr. Eric Cole, a former officer, for services provided prior to December 2000. We have entered into an agreement with our President and Chief Executive Officer to repay the balance over time from the net proceeds of the IPO. In addition, 2003 back wages owed to officers at December 31, 2003 was $57,500.

We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. We expect that our available cash balance, after considering the proceeds from the IPO and the projected small amounts, if any, of cash that may be generated from operations, will be sufficient to finance our activities for approximately the next two years through the middle of Stage II of developing our manufacturing process. We do not expect that available cash and cash from operations will be sufficient to complete Stage II or begin Stage III of our development of our manufacturing process. Although product sales may generate some cash flow by 2006, we will require significant additional financing to expand our operations and fund further capital expenditures related to our expansion of manufacturing operations, especially as we approach development of the third stage. Such financing may not be available to us on terms that are acceptable to us, if at all, and any equity financing may be dilutive to our stockholders.

Capital Commitments. At December 31, 2003, we had no material commitments for capital expenditures. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our President and Chief Executive Officer, Chief Financial Officer, and a Vice President.

Off-Balance Sheet Arrangements. The Company’s only off-balance sheet obligations are for operating leases entered into in the Company’s ordinary course of business. Additional information regarding these off-balance sheet obligations is disclosed in Note 7 to the accompanying financial statements.

Risk Factors

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also refer to the other information contained in and incorporated by reference into this Annual Report on Form 10-KSB, including our financial statements and the related notes.

We expect our manufacturing development work to continue for at least two years, and our manufacturing process may not succeed or may be significantly delayed. The thin-film solar cells will be produced through a manufacturing process that has not yet been constructed or tested on a commercial scale in the solar cell industry. If we fail to develop successfully our thin-film manufacturing process, we will likely be unable to recover the losses we will have incurred in attempting to develop these products and technologies and may be unable to make sales or become profitable. As a result, the market price of our securities may decline, causing you to lose some or all of your investment.

The construction of our manufacturing operations will require the successful deployment of equipment and technology utilizing manufacturing processes and components which we are still developing and have not yet tested except on a minimal basis in the laboratory. The possibility exists that technical barriers will be encountered that may slow or stop further development efforts. If one or more of the technologies fail, or are not economically viable, we may not be able to achieve our goals and could suffer economic loss or collapse.

We may not be able to achieve our manufacturing cost targets, which could prevent us from ever becoming profitable. If we cannot achieve our targeted unit production costs or if we experience difficulties in our pilot manufacturing process, such as capacity constraints, quality control problems or other disruptions, we may not be able to manufacture our products at acceptable costs, which would eliminate our ability to effectively enter the market. A failure by us to achieve a lower cost structure through economies of scale, improvements in manufacturing processes and engineering design, or technology maturation would have a material adverse effect on our commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

This anticipated development of our manufacturing technology will place a significant strain on our managerial, financial and personnel resources. To reach our goals, we will need to successfully recruit, train, and manage new employees; develop our manufacturing capabilities; integrate new management and employees into our overall operations; and establish improved financial and accounting systems. Our failure to manage expansion of our business effectively will have a material adverse effect on our business, results of operations and financial condition.

We were formed in 1997 and have received only very limited government contract revenue and revenue from the sale of test products manufactured by others under our direction. We are at an early stage of development and there is no meaningful historical financial or other information available upon which you can base your evaluation of our business and prospects. We have not begun commercial manufacturing. In addition, our early stage of development means that we have less insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven. As a result, you should consider our business and prospects in light of our lack of operating history and the challenges that we will face as an early-stage company seeking to develop a new manufacturing process. If we are not able to develop our business, we will not be able to achieve our goals and could suffer economic loss or collapse, in which case you may lose your entire investment.

Since our inception, we have incurred net losses, including net losses of $1,516,223 for the year ended December 31, 2003, and have negative cash flows from operations. As a result of ongoing operating losses, we also had an accumulated deficit of $2,620,488 and a stockholders’ deficit of $972,533 at the same date. We expect to incur substantial losses over at least the next two years, and may never become profitable. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the near future as we seek to build our pilot manufacturing operations, develop our sales and distribution network, continue to develop our manufacturing technologies, implement internal systems and infrastructure, and hire additional personnel. These ongoing financial losses may adversely affect our stock price.

We will need to obtain additional financing to complete subsequent phases of our business plan, specifically Stages II and III of our development plan. Additional financing will likely cause dilution to our stockholders and could involve the issuance of securities with rights senior to the outstanding shares. There is no assurance that such funds will be sufficient, that the financing will be available on terms acceptable to us and at such times as required, or that we will be able to obtain the additional financing required, if any, for the continued operation and growth of our business. Any inability to raise necessary capital will have a material adverse effect on our ability to meet our projections, deadlines and goals and will have a material adverse effect on our revenues and net income.

Our products, if developed, may not achieve market acceptance. The development of a successful market for our proposed products and our ability to sell our products at a lower price per watt may be adversely affected by a number of factors, many of which are beyond our control, including:

•	our failure to produce solar power products that compete favorably against other solar power products on the basis of cost, quality and performance;

•	competition from conventional energy sources and alternative distributed generation technologies, such as wind energy;

•	our failure to develop and maintain successful relationships with distributors, systems integrators and other resellers, as well as strategic partners; and

•	customer acceptance of our products.

If our proposed solar power products fail to gain market acceptance, we would be unable to sell our products, obtain market share or achieve and sustain profitability.

Completing the installation of equipment in our pilot manufacturing facility will require a significant investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of delays, equipment problems, cost overruns and other start-up and operating difficulties. Our manufacturing processes use custom-built equipment that may not be delivered and installed in our facility in a timely manner. In addition, this equipment may take longer and cost more to debug than planned and may never operate as designed. If we experience any of these or similar difficulties, we may be unable to complete our pilot manufacturing line. Without our manufacturing line, we would likely have no manufacturing capacity, revenues or earnings, and you would lose your entire investment.

Our executive officers, board of directors and key employees have not previously worked together. If our management team cannot successfully work together, if they fail to develop a thorough understanding of our business on a timely basis, or if they prove unable to meet the demands of running a public company, it could result in a material adverse effect on our business, prospects, financial condition and results of operations.

Our success depends on the continuing efforts and abilities of Dr. John Tuttle, our President and Chief Executive Officer. In addition, our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. The loss of services of any of our key personnel, the inability to attract or retain key personnel in the future, or delays in hiring required personnel, could materially harm our business and results of operations. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them.

The scope of our patent protection is uncertain. We cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. Patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States. We cannot ensure that:

•	patents will issue from pending or future applications;

•	our existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us;

•	foreign intellectual property laws will protect our intellectual property; or

•	others will not independently develop similar products, duplicate our products or design around any patents issued to us.

Dependence on government contracts. We intend to continue to selectively pursue contract research, product development, and market development programs funded by various agencies of the United States, state and international governments to complement and enhance our own resources. We did not receive any revenues derived from government-related contracts for the year ended December 31, 2003, and these government agencies may not continue their commitment to programs to which our development capabilities are applicable. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs could impair our ability to develop our solar power technologies.

The target markets for the products we are developing are competitive. We expect competition from numerous companies in each of the markets in which we intend to participate. Our competition consists of major international energy and chemical companies, such as BP Solar and Shell Solar, and specialized electronics firms, such as Sharp Corporation and Kyocera Corporation. Many of our competitors are more established, benefit from greater market recognition and have substantially greater financial, development, manufacturing and marketing resources. In addition, there are a variety of competing technologies currently in the market and under development, any one of which could achieve manufacturing costs per watt lower than our manufacturing technology.

During the term that the Class A public warrants and Class B public warrants are outstanding, the holders of the public warrants are given the opportunity to profit from a rise in the market price of our common stock. In addition, the Class B public warrants are not redeemable by us. We may find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these public warrants are likely to be exercised, we may be able to obtain additional equity capital on more favorable terms from other sources.

The Class A public warrants may be redeemed on short notice. We may redeem the Class A public warrants, beginning six months after February 5, 2003, the date of the final prospectus prepared in connection with the IPO, for $0.25 per warrant (subject to adjustment in the event of a stock split, dividend or the like) on 30 days’ notice at any time after the last reported sale price per share of our common stock as reported by the principal exchange or trading facility on which our common stock trades equals or exceeds 170% of the unit price of the securities for five consecutive trading days. If we give notice of redemption, holders of our Class A public warrants will be forced to sell or exercise the Class A public warrants they hold or accept the redemption price. The notice of redemption could come at a time when, under specific circumstances or generally, it is not advisable or possible for holders of our public warrants to sell or exercise the Class A public warrants they hold.

In order for you to be able to exercise the Class A or Class B public warrants, the shares of our common stock to be issued to you upon exercise of the Class A or Class B public warrants must be covered by an effective and current registration statement and qualify or be exempt under the securities laws of the state or other jurisdiction in which you live. We cannot assure you that we will continue to maintain a current registration statement relating to the shares of our common stock underlying the Class A or Class B public warrants or that an exemption from registration or qualification will be available throughout their term. This may have an adverse effect on demand for the Class A or Class B public warrants and the prices that can be obtained from reselling them.

Item 7.	Financial Statements

The information required by this Item is incorporated herein by reference to the financial statements beginning on page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at December 31, 2003 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

There is hereby incorporated by reference the information under the captions “Election of Directors” and “Compliance With Section 16(a) of the Exchange Act” in the Company’s definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

We have adopted a code of ethics that is applicable to our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10.	Executive Compensation

There is hereby incorporated by reference the information under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

Item 12.	Certain Relationships and Related Transactions

There is hereby incorporated by reference the information under the caption “Certain Relationships and Related Party Transactions” in the Company’s definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

Item 13.	Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

3.2	Amendment to Registrant’s Amended and Restated Certificate of Incorporation effective December 31, 2003 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

3.3	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.2	Form of Class A Public Warrant (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.3	Form of Class B Public Warrant (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.4	Form of Unit Certificate (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.5	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.6	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.7	Form of Subscription Agreement between the Registrant and the bridge investors (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.1*	Employment Agreement with John R. Tuttle, dated October 31, 2003 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.2*	Employment Agreement with Stephen A. Aanderud, dated October 21, 2003 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.3*	Employment Agreement with J. Peter Lynch, dated October 31, 2003 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.4	Form of Indemnification Agreement between the Registrant and its directors (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.5	Form of Indemnification Agreement between the Registrant and its officers (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.6*	2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.7*	Form of Employee Incentive Stock Option Agreement related to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.8*	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.9	Industrial Lease Agreement between the Registrant and Johnson Family Trust dated July 8, 2002 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.10

Intellectual Property Assignment Agreement between the Registrant and Dr. Cole dated December 8, 1998 (incorporated by reference to Exhibit 10.10 to our Registration Statement on

Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.11	Receipt between Registrant and Dr. Cole dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.12	Independent Contractor’s Agreement between the Registrant and Karen Schneider, dated October 1, 2003 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.13	Loan Agreement between the Registrant and Paulson Investment Company, Inc. dated December 29, 2003 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

14	Code of Ethics

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

None

Item 14.	Principal Accountant Fees and Services

There is hereby incorporated by reference the information under the caption “Ratification of Appointment of Independent Public Accountants” in the Company’s definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2004.

DAYSTAR TECHNOLOGIES, INC.

By:	/s/ JOHN R. TUTTLE

John R. Tuttle Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 30, 2004.

Signature	Capacities	Date

/s/ JOHN R. TUTTLE John R. Tuttle	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ STEPHEN A. AANDERUD Stephen A. Aanderud	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ ROBERT G. ALDRICH Robert G. Aldrich	Director	March 30, 2004

/s/ RANDOLPH A. GRAVES, JR. Randolph A. Graves, Jr.	Director	March 30, 2004

Financial Statements

INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

Board of Directors

DayStar Technologies, Inc.

Grass Valley, CA

We have audited the accompanying consolidated balance sheet of DayStar Technologies, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DayStar Technologies, Inc. and Subsidiary as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/S/    HEIN & ASSOCIATES LLP

Denver, Colorado

March 23, 2004

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,979
Accounts receivable	86

Total current assets	65,065
PROPERTY AND EQUIPMENT, at cost,	272,464
Less accumulated depreciation and amortization	(95,800)

Net property and equipment	176,664
OTHER ASSETS
Deferred financing costs	67,687
Deferred offering costs	621,802
Patents (net of amortization of $14,120)	38,830
Security deposits	8,262

Total other assets	736,581

TOTAL ASSETS	$978,310

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$552,660
Wages payable	282,085
Note payable	100,000
Capital lease obligations, current portion	38,903
Accrued expenses	18,775
Deferred gain	7,000

Total current liabilities	999,423
LONG-TERM LIABILITIES:
Capital lease obligations	168,087
Equity unit subscription	760,000
Deferred gain	23,333

Total long-term liabilities	951,420
COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 19,850,000 shares authorized; 1,120,000 shares issued and outstanding	11,200
Common stock Class A, $.01 par value; 0 shares authorized; 0 shares issued and outstanding	—
Common stock Class B, $.01 par value; 150,000 shares authorized convertible to common stock; 29,000 shares issued and outstanding	290
Additional paid-in capital	3,123,581
Deferred stock compensation	(1,487,116)
Accumulated deficit	(2,620,488)

Total stockholders’ deficit	(972,533)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$978,310

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002
NET REVENUES:
Product revenues	$74,034	$71,325
Research revenues	—	484,784

Total revenues	74,034	556,109
COST OF REVENUES:
Cost of product revenues	69,012	75,834
Cost of research revenues	—	515,226

Total cost of revenues	69,012	591,060
GROSS PROFIT	5,022	(34,951)
OPERATING EXPENSES:
Selling, general and administrative	455,864	135,291
Research and development	190,398	6,968
Stock based compensation	746,892	—
Depreciation and amortization	78,962	15,978

Total operating expenses	1,472,116	158,237
OTHER INCOME (EXPENSE):
Interest expense	(53,799)	(23,331)
Other income (expense)	4,670	—

Total other income (expense)	(49,129)	(23,331)

NET LOSS	$(1,516,223)	$(216,519)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	819,249	646,508

NET LOSS PER SHARE:
(Basic and diluted)	$(1.85)	$(0.33)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Stockholder Receivable	Deferred Stock Based Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, January 1, 2002	371,834	$3,718	106,332	$1,063	29,000	$290	$894,211	$(188,000)	$—	$(887,746)	$(176,464)
Issuance of shares in private placement	24,000	240	—	—	—	—	149,760	—	—	—	150,000
Forgiveness of officer wages	—	—	—	—	—	—	39,781	—	—	—	39,781
Net loss	—	—	—	—	—	—	—	—	—	(216,519)	(216,519)

BALANCES, December 31, 2002	395,834	3,958	106,332	1,063	29,000	290	1,083,752	(188,000)	—	(1,104,265)	(203,202)
Cancellation of shares and related receivable	(47,000)	(470)	—	—	—	—	(187,530)	188,000	—	—	—
Conversion of Class A stock	212,664	2,127	(106,332)	(1,063)	—	—	(1,064)	—	—	—	—
Stock issued to employees for services	580,502	5,805	—	—	—	—	2,316,203	—	(2,322,008)	—	—
Forfeiture of stock issued to employees for services	(22,000)	(220)	—	—	—	—	(87,780)	—	88,000	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	746,892	—	746,892
Net loss	—	—	—	—	—	—	—	—	—	(1,516,223)	(1,516,223)

BALANCES, December 31, 2003	1,120,000	$11,200	—	$—	29,000	$290	$3,123,581	$—	$(1,487,116)	$(2,620,488)	$(972,533)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,516,223)	$(216,519)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	78,962	15,978
Stock issued for compensation	746,892	—
Gain on sale/leaseback	(4,667)	—
Charge off of deferred financing costs to interest expense	8,313	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	153,813	(50,062)
Prepaid expenses and other	(624)	(7,638)
Increase (decrease) in:
Accounts payable	399,978	120,993
Accrued expenses	59,215	45,341
Other	—	(39,990)

Net cash used in operating activities	(74,341)	(131,897)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(17,869)	(30,814)

Net cash used in investing activities	(17,869)	(30,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes to related parties	(40,000)	—
Proceeds from notes payable	100,000	—
Proceeds from sale of stock	—	150,000
Proceeds from equity unit subscription	760,000	—
Borrowings on capital leases	60,000	—
Payments on capital leases	(29,273)	(3,268)
Cost of offering	(621,803)	—
Cost of financing	(76,000)	—

Net cash provided by financing activities	152,924	146,732
INCREASE (DECREASE) IN CASH	60,714	(15,979)
CASH, at beginning of year	4,265	20,244

CASH, at end of year	$64,979	$4,265

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$45,486	$15,828

Cash paid for income taxes	$—	$—

NON-CASH TRANSACTIONS:
Wages forgiven by principals and recorded as contributed capital	$—	$39,781

Equipment lease financing	$84,000	$127,263

Rescission of shares and related receivable	$188,000	$—

Conversion of Class A common stock	$2,127	$—

Stock issued to employees for services, net	$2,234,008	$—

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

1. PRINCIPLES OF CONSOLIDATED, ORGANIZATION AND NATURE OF OPERATIONS:

The accompanying financial statements include the accounts of DayStar Technologies, Inc. and DayStar Solar, LLC (formally International Energy Trading, LLC), a wholly-owned subsidiary of DayStar Technologies, Inc. All significant intercompany transactions have been eliminated in consolidation.

DayStar Technologies, Inc. (the “Company”) was formed in 1997 for the purpose of researching, developing and marketing innovative products to the renewable energy photovoltaic industry. From its inception to present, the Company has focused primarily on concentrator photovoltaic and thin-film solar cells. The principal source of revenue for the Company has been revenue from government funded research and development contracts.

International Energy Trading, LLC (“IET”) was formed in 2001 to manufacture and sell thin-film photovoltaic products developed and patented by DayStar Technologies, Inc. IET was a dormant subsidiary until 2003 at which time the name was formally changed to DayStar Solar, LLC and the company commenced selling and installing solar energy systems.

Subsequent to December 31, 2003, on February 11, 2004, the Company completed its initial public offering of 2,100,000 units at a price of $5.00 per unit, each unit consisting of one share of common stock, one Class A redeemable public warrant to purchase one share of common stock and two Class B non-redeemable public warrants, each to purchase one share of common stock. The net proceeds received, after the underwriting discount and financing costs, totaled approximately $8.3 million. See Note 3.

2. SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents — The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Credit Policies — Accounts receivables consist of uncollateralized customer obligations due under normal trade terms. Payments on trade receivables are applied to the earliest unpaid invoices. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. No provision for uncollectible accounts was deemed necessary at December 31, 2003. The Company recorded no bad debt expense during the year ended December 31, 2003 for trade receivables.

Property and Equipment — Property and equipment is stated at cost. Depreciation is computed principally using an accelerated method over 3 to 5 years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income.

Patent Costs — The Company has various patents for technology developed within the company and secured from third parties. Costs for patents purchased from third parties, including legal fees, are capitalized and amortized over 15 years.

Revenue Recognition — The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

Substantially all of the Company’s revenues in 2002 are from cost-plus-fee and fixed fee contracts with various agencies of the United States Government (the “Government”). Research revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Revenues from fixed-price contracts are recognized on the percentage-of-completion method. The percentage-of-completion is measured by the total costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Because of inherent uncertainties in estimating costs, it is reasonably possible that the estimates used will change before the contract is completed.

Costs on contracts with the government (including allocable indirect costs) are subject to audit and adjustment by negotiations between the Company and Government representatives. Costs submitted for reimbursement are subject to Government audits for compliance with government cost accounting standards, federal acquisitions regulations and other contract terms. Management does not believe the results of the Government audits and subsequent negotiations will have a material effect on the accompanying financial statements.

Direct costs of contracts include all direct labor, supplies, and equipment costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

At the time a loss on a contract becomes known, the entire amount of the estimated loss on both short- and long-term contracts is accrued.

Product revenues are recognized once installation is complete and collectibility is reasonably assured.

Deferred Financing Costs — Costs incurred in connection with obtaining debt are capitalized as deferred financing costs and are amortized to interest expense over the life of the related debt. As of December 31, 2003, deferred financing costs were $76,000 with $8,813 of amortization expense recognized in the year ended December 31, 2003.

Deferred Offering Costs — The Company capitalizes costs associated with the issuance of stock as they are incurred. Upon issuance of the stock, such issue costs are treated as a reduction of the offering proceeds and accordingly charged to common stock. During 2003, the Company incurred costs of $621,802 relate to an initial public offering of stock that was completed subsequent to December 31, 2003. This amount is reflected on the balance sheet in Other Assets as of December 31, 2003.

Deferred Gain — In 2003, the Company entered into a sale/leaseback arrangement for equipment wherein the value of the equipment exceeded the costs by $35,000. The lease was recorded as a financing lease obligation and the excess was recorded as deferred revenue. The deferral is being amortized to income over the life of the lease. $4,667 was recorded as income during the year ended December 31, 2003.

Income Taxes — The Company follows Financial Accounting Standard (FAS) 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax (benefit) expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Use of Estimates — The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

Significant estimates include the life and realization of the Company’s capitalized costs associated with its patents and the fair value of the Company’s common stock prior to the Company’s initial public offering. Due to lack of capital to adequately market its product, the lack of a market for the Company’s stock, and other uncertainties it is reasonably possible these estimates could materially change in the next year.

Stock-Based Compensation — The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock, stock options or other similar instruments, granted to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

The Company accounts for stock-based compensation for non-employees under Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123. The Company is subject to the pro forma disclosure requirements for stock-based compensation for employees.

SFAS No. 123 requires the Company to provide pro forma information regarding net income as if compensation costs for the Company’s option plans and other awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002
Expected volatility	0%	0%
Risk-free interest rate	4.36%	0%
Expected dividends	$—	$—
Expected terms (in years)	10	N/A

Note: As the Company was not a publicly traded company as of December 31, 2003, 0% volatility was used in accordance with SFAS 123.

	Year Ended December 31,
	2003	2002
Net loss, as reported	$(1,516,223)	$(216,519)
Pro forma stock compensation expense, net of tax benefit	(16,817)	—
Employee stock compensation under the intrinsic method	—	—

Pro forma net loss	$(1,533,040)	$(216,519)

Net loss per share, basic and diluted,
As reported	$(1.85)	$(0.33)
Pro forma stock compensation expense	(0.02)	—
Employee stock compensation under the intrinsic method	—	—

Pro forma	$(1.87)	$(0.33)

Loss Per Share — Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents, which are comprised of 12,000 options as of December 31, 2003, have been omitted from earnings per share. Basic and diluted EPS were the same for the years ended December 31, 2003 and 2002.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

Impairment of Long-Lived Assets — In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Research and Development Costs — Research and development costs are expensed as incurred.

Fair Value of Financial Instruments — The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of the accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of capital lease obligations approximate fair value due to the proximity to the inception date.

Concentrations of Credit Risk — The following table represents revenues from major customers:

	December 31,
	2003	2002
Customer A	0%	63%
Customer B	0%	17%
Customer C	0%	13%

3. INITIAL PUBLIC OFFERING SUBSEQUENT TO YEAR END:

In February 2004, the Company completed an initial public offering (“IPO”) selling 2,100,000 units at a price of $5.00 to the public. Each unit consisted of one share of common stock, one Class A redeemable public warrant to purchase one share of common stock, and two Class B non-redeemable public warrants, each to purchase one share of common stock. The net proceeds from the sale of the 2,100,000 units are $8,300,000 after deducting the underwriting discount and offering expenses.

In March 2004, the underwriters exercised an option to purchase an additional 18,500 units at a price of $5.00 per unit for estimated proceeds of $70,000, after deducting estimated underwriting discounts and estimated offering expenses.

The common stock and Class A and Class B public warrants traded only as a unit until March 22, 2004 when the unit separated, after which the common stock, the Class A public warrants and the Class B public warrants began trading separately.

Class A public warrants. The Class A public warrants included in the units become exercisable on March 22, 2004. The exercise price of a Class A public warrant is 120% of the initial public offering price of the units. The Class A public warrants expire on February 11, 2008, the fifth anniversary of the closing of the IPO.

The Company has the right to redeem the Class A public warrants at a redemption price of $0.25 per warrant beginning August 5, 2004. The redemption right arises if the last reported sale price of the Company’s common stock equals or exceeds 170% of the initial public offering price of the units for five consecutive trading days ending prior to the date of the notice of redemption. The Company is required to provide 30 days prior written notice to the Class A public warrant holders of the Company’s intention to redeem the warrants.

Class B public warrants. The Class B public warrants included in the units become exercisable on March 22, 2004. The exercise price of a Class B public warrant is 200% of the initial public offering price of the units. The Class B public warrants expire on February 11, 2009, the fifth anniversary of the closing of the IPO. The Company does not have the right to redeem the Class B public warrants.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

4. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows:

December 31, 2003
Machinery and equipment	$255,789
Office furniture and equipment	16,675

272,464
Less accumulated depreciation and amortization	(95,800)

Property and equipment, net	$176,664

Depreciation and amortization expense of property and equipment for the years ended December 31, 2003 and 2002 was $75,432 and $12,448, respectively.

5. PATENTS:

The Company has entered into various agreements which assigned intellectual property rights to the Company (see Note 8). Patent amortization expense was $3,530 for each of the years ended December 31, 2003 and 2002. The Company evaluates the realizability of its patents based on estimated cash flows to be generated from such assets. To the extent impairment is identified, the Company will recognize a write-down of the related assets. To date, no impairment has been identified.

6. RELATED PARTY TRANSACTIONS:

The Company has recorded wages payable in the amount of $188,000 for wages owed to officers of the Company for services performed from January 1997 through December 2000.

See Notes 8 and 10 for additional related party transaction.

7. COMMITMENTS AND CONTINGENCIES:

Operating Leases — The Company leases office space in Golden, Colorado and Grass Valley, California for approximately $200 and $2,352 per month respectively. The Colorado lease is month-to-month. The California lease is a three-year lease that commenced August 1, 2002. As of December 31, 2003 the Company had a five-year operating lease for office equipment at a lease rate of $161 per month.

Rent expense for the years ending December 31, 2003 and 2002 was $40,287 and $15,892, respectively.

Future minimum lease payments under operating leases are as follows:

Years Ending December 31,	Amount
2004	30,891
2005	19,425
2006	1,932

Total	$52,248

Capital Lease Obligations — The Company leases certain equipment under agreements classified as capital leases. Equipment under these leases has a cost of $241,463 and accumulated amortization of $85,246 at December 31, 2003. Amortization expense for capital leases for the years ending December 31, 2003 and 2002 was $74,688 and $7,947, respectively.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

Future minimum lease payments under capital leases as of December 31, 2003 are as follows:

Year	Amount
2004	73,189
2005	73,189
2006	73,189
2007	67,938
2008	6,108

Total future minimum lease payments	293,613
Less amount representing interest	(86,623)

Present value of net minimum lease payments	206,990
Less current portion	(38,903)

Total	$168,087

Employment Agreements — In October 2003, the Company entered into employment agreements with three executive officers of the Company. The term of these agreements vary from one to three years. Under the agreements, the executive is entitled to participate in an annual bonus and long-term incentive award program, if and when such program is adopted by the Board of Directors. The agreement with the President of the Company permits an incentive bonus equal to 10% of profits, as defined, up to two times his base salary. Minimum commitments under these agreements are $265,000, $150,000 and $125,000 for each of the years ended December 31, 2004 through 2006, respectively. Amounts expensed under these agreements for the year ending December 31, 2003 were $57,000.

Threatened Claims — The Company is subject to various claims that arise in the ordinary course of business. In September 2003, the Company received a letter from a shareholder and former officer and director of the Company claiming that she is entitled to unpaid wages, and fees plus interest in the approximate amount of $40,000. In October 2003, the Company received a letter from an attorney representing a former director of the Company claiming that the former director is entitled to receive stock, and to receive past compensation and other damages from the Company in an amount exceeding $1.5 million. Either claimant may pursue such claims through litigation. Based upon the information that is currently available, management does not believe that the various claims in the aggregate will materially affect the Company’s financial condition or results of operations.

8. DEBT:

In 1998, the Company purchased certain patent rights from a stockholder for a $30,000 note payable and ongoing royalty payments equal to (i) 20% of the first $1,000,000 of gross royalties collected by the Company for licenses granted under the patent rights, or from the gross proceeds of the sales of such patents, 15% of the second $1,000,000 of such gross royalties or gross proceeds, and 10% of any remaining gross royalties or gross proceeds collected, and (ii) 2% of the gross revenues collected from any and all products produced and sold by the Company under the patents. No royalty payments are required to be accrued under the agreement through December 31, 2003 as there have been no related sales or royalties. The Company paid the $30,000 note during the year ended December 31, 2003.

In August and November 2003, the Company received $760,000 through a Subscription Agreement for the purchase of units comprised of one share of the Company’s stock, a Class A warrant to purchase one share of common stock and two Class B warrants, each to purchase one share of common stock. The number of units the Company became obligated to issue in February 2004 was 253,330 and was calculated based upon 60% of $5.00, the offering price in the initial public offering (see Note 3). In the event that the public offering was not successful, the subscribers had the right to convert their subscription into common stock of the Company at its fair value or a two-year promissory note with interest at 10%. At December 31, 2003 the Company has recorded the units sold as Equity Unit Subscription in the liability section of the Company’s financial statements. The 40% difference between the value of the shares received in the conversion (or $506,650) will be recorded as additional interest expense in February 2004, the date of the initial public offering.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

The Company borrowed $100,000 that is payable, along with accrued interest, out of the proceeds of the public offering (Note 3). The loans were paid subsequent to December 31, 2003 upon successful completion of the IPO. Subsequent to December 31, 2003, the Company borrowed an additional $130,000 under the agreement.

9. FINANCING OF RECEIVABLES:

In June 2002 and February 2003, the Company entered into arrangements with a finance company to finance a portion of its customer accounts receivable. At December 31, 2003 and 2002, the Company had no outstanding financed receivables.

10. STOCKHOLDERS’ EQUITY:

Preferred Stock — The Company has authorized 3,000,000 shares of preferred stock.

Stock Split — On December 2, 2003, the Company declared a 2-for-1 stock split. Accordingly, all common stock and common stock equivalents reflected in the financial statements and accompanying notes reflect the effect of the stock split.

Authorized Shares — On November 3, 2003, the Company approved an increase in authorized common stock from 450,000 shares to 9,850,000 shares common stock and authorized preferred stock from 150,000 shares to 3,000,000 shares of preferred stock. On December 31, 2003, the Company approved an increase in authorized common stock from 9,850,000 to 19,850,000 shares common stock. The increase in the authorized shares of common and preferred stock have been reflected in the balance sheet.

Common Stock, Class A — The Company agreed to amend its articles of incorporation and eliminated the Class A common stock designation in December 2003. The Company had outstanding 106,332 shares of Class A common stock at December 31, 2002, which was converted into 212,664 shares of common stock on November 3, 2003.

Common Stock, Class B — The Company has authorized 150,000 shares of Class B common stock with 29,000 shares outstanding at December 31, 2003. The Class B common stockholders, as a single class, have the right to elect to the board of directors one individual who shall have visitation and participation rights but no voting rights. The Class B common stock is convertible into common stock at a current conversion rate of two for one, which may be adjusted in the event of stock or cash dividends being declared and issued to the common stockholders or in the event that additional shares of common stock are issued for less than the current conversion rate, and is mandatorily convertible into common stock in the event of an underwritten public offering in excess of $10,000,000 at no less than $6.25 per share. All other rights of the Class B common stock are comparable to the rights of the common stock. The unit price of $5.00 for common stock and warrants in the IPO was less than the $6.25 and accordingly, the common stock, Class B was not required to be converted into common stock.

Common Stock — In the year ended December 31, 2002, the Company issued 24,000 shares of common stock in a private placement to a vendor of the Company for proceeds of $150,000. The stock was issued at a price of $6.25.

During the year ended December 31, 2002, an officer and significant shareholder of the Company forgave $39,781 of accrued wages which has been recorded in additional paid-in capital.

During the year ended December 31, 2003, the Company cancelled 47,000 shares of common stock owned by an officer, director and stockholder, along with an $188,000 note receivable related to the original issuance of the shares of common stock.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

Equity Incentive Plan — In September 2003, the Company adopted an Equity Incentive Plan to enable employees, outside directors and consultants to acquire an equity interest in the Company. The Plan reserves 1,050,000 shares of the Company’s Common Stock for issuance for these purposes. Under the plan, the term of stock options shall not exceed ten years and incentive stock options shall not be granted with an exercise price of less than 100% of the fair market value of the common stock, and non-qualified stock options shall not be granted with an exercise price of less than 85% of the fair market value of the common stock.

In September and October 2003, the Company approved the issuance of 354,500 and 226,002, respectively, shares of common stock to employees and officers under the plan. 22,000 shares of common stock were forfeited during the year. Of the remaining shares, 70,000 shares vested as of September 30, 2003, and were not subject to a right of repurchase in the event that service terminates, and the remaining 1,047,004 will vest as shown in the table below. The shares were valued at $4.00 per share based upon the following factors: the price of the most recent stock issuances, the operations of the Company, the valuation of the bridge financing, the units being registered and the restricted nature of the shares granted under the Equity Incentive Plan. For the year ended December 31, 2003, the Company recorded $2,322,008 of deferred stock-based compensation related to the issuance of these shares for services, of which $746,892 was amortized to income as stock-based compensation based on vesting periods. Additionally, $88,000 was recorded as a reduction of deferred stock-based compensation due to forfeiture of shares by an employee.

In October 2003, the Company granted 12,000 fully vested stock options at a $4.00 market value under the plan. Following is a summary of activity under the plan as of December 31, 2003:

		Stock
	Options	Shares	Amount
Grants during the year ended December 31, 2003	12,000	580,502	$2,322,008
Shares Forfeited		(22,000)	(88,000)

	12,000	558,502	2,234,008
Amortized as Stock Based Compensation			(746,892)

Deferred Stock Based Compensation			$1,487,116

Vesting
Upon Grant	12,000	70,000
January 1, 2004		20,002
January 1, 2005		315,332
January 1, 2006		153,168

		558,502

11. INCOME TAXES:

Deferred tax assets related to the Company’s operations are comprised of the following at December 31, 2003:

Deferred tax assets (liabilities):
Current—
Salary related accruals	$74,000
Deferred gain	11,000
Non-Current—
Stock compensation	160,000
Tax effect of net operating loss carryforward	570,000
Long-lived assets	(10,000)

Net deferred tax assets	805,000
Less valuation allowance	(805,000)

Net deferred tax assets	$—

The valuation allowance was $259,000 at December 31, 2002 and increased $546,000 for the year ended December 31, 2003.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

The Company has net operating loss carryforwards at December 31, 2003 of approximately $1,520,000, which if not utilized to reduce taxable income in future periods, will expire in the years 2017 through 2023. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. As a result of the initial public offering, a significant ownership change may have occurred.

Total income tax expense for the year ending December 31, 2003 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

Statutory rate	(34.0)%
State income taxes, net of Federal income tax benefit	(3.3)
Permanent tax differences	0.0
Increase in valuation allowance	37.3

—%