Form 10QSB
period 2004-03-31
DAYSTAR TECHNOLOGIES INC
filed 2004-05-14
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 000-50508

DayStar Technologies, Inc.

(Name of small business issuer in its charter)

Delaware	84-1390053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Golden Gate Terrace Suite A Grass Valley, California	95945
(Address of principal executive offices)	(Zip Code)

(530) 271-5557

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At May 10, 2004, 3,238,500 shares of the registrant’s Common Stock were outstanding and 29,000 shares of the registrant’s Class B common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

March 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,028,901
Accounts receivable	497
Prepaid expense	104,333

Total current assets	8,133,731

PROPERTY AND EQUIPMENT, at cost,	320,530
Less accumulated depreciation and amortization	(116,015)

Net property and equipment	204,515
OTHER ASSETS
Patents (net of amortization of $15,005)	37,945
Security deposits	8,262

Total other assets	46,207

TOTAL ASSETS	$8,384,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$233,836
Wages payable	195,820
Capital lease obligations, current portion	40,625
Accrued expenses	16,526
Deferred gain	7,000

Total current liabilities	493,807

LONG-TERM LIABILITIES:
Capital lease obligations	156,835
Deferred gain	21,583

Total long-term liabilities	178,418

STOCKHOLDERS’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 19,850,000 shares authorized; 3,238,500 shares issued and outstanding	32,385
Common stock Class B, $.01 par value; 150,000 shares authorized convertible to common stock; 29,000 shares issued and outstanding	290
Additional paid-in capital	11,458,703
Unit subscriptions	1,266,650
Deferred stock compensation	(1,170,589)
Accumulated deficit	(3,875,211)

Total stockholders’ equity	7,712,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,384,453

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
NET REVENUES:
Product revenues	$49,078	$—
Research revenues	—	—

Total revenues	49,078

COST OF REVENUES:
Cost of product revenues	44,734	—
Cost of research revenues	—	—

Total cost of revenues	44,734	—

GROSS PROFIT	4,344	—
OPERATING EXPENSES:
Selling, general and administrative	284,448	40,382
Research and development	58,682	84,769
Stock based compensation	316,527	—
Depreciation and amortization	21,100	20,192

Total operating expenses	680,757	145,343

OTHER INCOME (EXPENSE):
Interest expense	(585,936)	(13,074)
Other income	7,626	—

Total other income (expense)	(578,310)	(13,074)

NET LOSS	$(1,254,723)	$(158,417)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	2,753,053	666,498

NET LOSS PER SHARE:
(Basic and diluted)	$(0.46)	$(0.24)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Unit Subscriptions	Deferred Stock Based Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2003	1,120,000	$11,200	29,000	$290	$3,123,581	$—	$(1,487,116)	$(2,620,488)	$(972,533)
Stock issued in connection with IPO	2,118,500	21,185	—	—	8,335,122	—	—	—	8,356,307
Equity unit subscription conversion	—	—	—	—	—	1,266,650	—	—	1,266,650
Amortization of deferred stock compensation	—	—	—	—	—	—	316,527	—	316,527
Net loss	—	—	—	—	—	—	—	(1,254,723)	(1,254,723)

BALANCES, March 31, 2004	3,238,500	$32,385	29,000	$290	$11,458,703	$1,266,650	$(1,170,589)	$(3,875,211)	$7,712,228

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,254,723)	$(158,418)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	21,100	20,193
Stock-based compensation	316,527	—
Calculated interest on conversion of equity units to common stock	506,650	—
Gain on sale/leaseback	(1,750)	—
Charge off of deferred financing costs to interest expense	67,687	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(411)	150,715
Prepaid expenses and other	(104,333)	(1,250)
Increase (decrease) in:
Accounts payable	(318,824)	(14,296)
Accrued expenses	(88,515)	2,896

Net cash used in operating activities	(856,593)	(160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(48,066)	—

Net cash used in investing activities	(48,066)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	130,000	—
Payments on notes payable	(230,000)
Proceeds from sale of stock	8,978,110	—
Payments on capital leases	(9,530)	(4,105)

Net cash provided by financing activities	8,868,580	(4,105)
INCREASE (DECREASE) IN CASH	7,963,922	(4,265)
CASH, at beginning of period	64,979	4,265

CASH, at end of period	$8,028,901	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,599	$13,074

NON-CASH TRANSACTIONS:
Equipment lease financing	$—	$49,000

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION, ORGANIZATION AND NATURE OF OPERATIONS:

The accompanying financial statements include the accounts of DayStar Technologies, Inc. (the “Company”) and DayStar Solar, LLC (formally International Energy Trading, LLC), a wholly-owned subsidiary of the Company. All significant intercompany transactions have been eliminated in consolidation.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at March 31, 2004 and the results of its operations and its cash flows for the three months ended March 31, 2004 and 2003.

The Company was formed in 1997 for the purpose of researching, developing and marketing innovative products to the renewable energy photovoltaic industry. From its inception to present, the Company has focused primarily on concentrator photovoltaic and thin-film solar cells. The principal source of revenue for the Company has been revenue from government funded research and development contracts.

International Energy Trading, LLC (“IET”) was formed in 2001 to manufacture and sell thin-film photovoltaic products developed and patented by DayStar Technologies, Inc. IET was a dormant subsidiary until 2003 at which time the name was formally changed to DayStar Solar, LLC and the company commenced selling and installing solar energy systems.

2. SIGNIFICANT ACCOUNTING POLICIES:

Stock-Based Compensation – The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock, stock options or other similar instruments, granted to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

The Company accounts for stock-based compensation for non-employees under Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123. The Company is subject to the pro forma disclosure requirements for stock-based compensation for employees. No grants affected the pro forma results for the three months ended March 31, 2004 and 2003.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loss Per Share – Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents, which are comprised of 12,000 options as of March 31, 2004, have been omitted from earnings per share. Basic and diluted EPS were the same for the three months ended March 31, 2004 and 2003.

3. INITIAL PUBLIC OFFERING:

In February 2004, the Company completed an initial public offering (“IPO”) selling 2,100,000 units at a price of $5.00 to the public. Each unit consisted of one share of common stock, one Class A redeemable public warrant to purchase one share of common stock, and two Class B non-redeemable public warrants, each to purchase one share of common stock. The net proceeds from the sale of the 2,100,000 units were approximately $8,282,000 after deducting the underwriting discount and offering expenses.

In March 2004, the underwriters exercised an option to purchase an additional 18,500 units at a price of $5.00 per unit for estimated proceeds of approximately $74,000 after deducting underwriting discounts and offering expenses.

The common stock and Class A and Class B public warrants traded only as a unit until March 22, 2004 when the unit separated, after which the common stock, the Class A public warrants and the Class B public warrants began trading separately.

Class A public warrants. The Class A public warrants included in the units became exercisable on March 22, 2004. The exercise price of a Class A public warrant is $6.00. The Class A public warrants expire on February 11, 2009, the fifth anniversary of the closing of the IPO.

The Company has the right to redeem the Class A public warrants at a redemption price of $0.25 per warrant beginning August 5, 2004. The redemption right arises if the last reported sale price of the Company’s common stock equals or exceeds $8.50 for five consecutive trading days ending prior to the date of the notice of redemption. The Company is required to provide 30 days prior written notice to the Class A public warrant holders of the Company’s intention to redeem the warrants.

Class B public warrants. The Class B public warrants included in the units became exercisable on March 22, 2004. The exercise price of a Class B public warrant is $10.00. The Class B public warrants expire on February 11, 2009, the fifth anniversary of the closing of the IPO. The Company does not have the right to redeem the Class B public warrants.

4. EQUITY UNIT SUBSCRIPTIONS:

In August and November 2003, the Company received $760,000 through a Subscription Agreement for the purchase of units comprised of one share of the Company’s stock, a Class A warrant to purchase one share of common stock and two Class B warrants, each to purchase one share of common stock. The number of units the Company became obligated to issue was determined in February 2004 to be 253,330 and was calculated based upon the offering price in the initial public offering (see Note 3). In the event that the public offering was not successful, the subscribers had the right to convert their subscription into common stock of the Company at its fair value or a two-year promissory note with interest at 10%. At December 31, 2003, the Company had recorded the units as Equity Unit Subscription in the liability section of the Company’s financial statements. The 40% difference between the value of the shares received in the conversion (or $506,650) was recorded as additional interest expense in February 2004, the date of the initial public offering. At March 31, 2004, the 253,330 shares of common stock and warrants associated with the Subscription Agreement Units had not been issued and, as a result, the Units are classified as Unit Subscriptions within equity on the balance sheet.

5. SUBSEQUENT EVENT:

In April 2004, the Company entered into an agreement with an investor relations firm wherein compensation includes a monthly fee plus a warrant to purchase 100,000 shares of the Company’s common stock at prices varying from $4.12 to $8.25 with vesting occurring over 271 days.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in the Annual Report on Form 10-KSB.

The following discussion and analysis should be read in conjunction with the unaudited financial statements contained in Part I, Item 1, and the related notes.

Overview

We began operations in 1997 for the purpose of developing thin-film, copper-indium-gallium-selenide solar cells, known as a CIGS solar cells, and more cost-effective processes for manufacturing such solar cells. From inception, we have focused our efforts on research and development and raising capital.

On February 11, 2004, we successfully closed an initial public offering of 2.1 million units. A unit consisted of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants, each warrant to purchase one share of common stock. The net proceeds from the offering, after deducting underwriting fees and offering expenses, were $8.3 million. The proceeds are being used to fund (1) research and development expenses to further develop and refine our proprietary thin-film solar cell fabrication processes, (2) purchase capital equipment to create development-scale vacuum deposition hardware, measurement and test equipment, and solar cell packaging hardware, (3) fund general sales and corporate expenses, and (4) pay outstanding obligations. Although we do not anticipate significant revenue from operations in the near future, as a result of the completion of the initial public offering we believe that our past performance is not necessarily indicative of future operations.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those accounting policies can be found in the footnotes to the consolidated financial statements set forth in the Annual Report on Form 10-KSB. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

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

Long-lived Assets

Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes monitoring our manufacturing costs and significantly increasing sales. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods

Results of Operations

Comparison of Three Months Ended March 31, 2004 and 2003

Revenues. Our total revenues were $49,078 for the three months ended March 31, 2004. We had no revenue for the three months ended March 31, 2003. All of our revenues during late 2003 through the end of the first three months of 2004 were from the sale of residential solar systems by our subsidiary Daystar Solar.

Cost of revenues. Our cost of product revenues related to the sale of residential solar systems was $44,734 for the three months ended March 31, 2004.

Selling, general and administrative. Selling, general and administrative expenses were $284,448 for the three months ended March 31, 2004, an increase of $244,066 over $40,382 for the three months ended March 31, 2003. The increase in selling, general and administrative expenses resulted primarily from increased salaries and costs related to a being a public company, namely legal, accounting and other professional expenses. In addition, costs of beginning the process of recruiting new employees added to the increase in expenses.

Research and development expenses. Research and development expenses were $58,682 for the three months ended March 31, 2004, a decrease of $26,087 from the $84,769 for the three months ended March 31, 2003. Research and development expenses decreased as a result of our efforts allocated to capital raising activities and due to financial constraints prior to the funding of the public offering in February 2004.

Stock-based compensation. During the later part of 2003, we adopted an Equity Incentive Plan to enable employees, outside directors and consultants to acquire an equity interest in DayStar. As a result of the grants of restricted stock to various officers and employees under the Plan during 2003, we recorded a non-cash expense of $316,527 for the three months ended March 31, 2004. In addition, we expect to record additional non-cash stock-based compensation expense of $949,581 during the remaining three quarters of 2004 and $221,008 in 2005 based on issuances during 2003.

Depreciation and amortization. Depreciation and amortization expenses were $21,100 for the three months ended March 31, 2004 compared to $20,192 for the three months ended March 31, 2003. Depreciation and amortization expense primarily relates to capital equipment leases we entered into for equipment we intend to use to develop our manufacturing processes for our CIGS solar cells. Although the equipment is not completely operational, it continues to be subject to depreciation expense.

Interest expense. Interest expense was $585,936 for the three months ended March 31, 2004 compared to $13,074 for the three months ended March 31, 2003. During the three months ended March 31 2004, we recognized a non-cash interest expense of $505,650 related to the conversion of the equity unit subscriptions from debt to equity and $67,687 related to the charge off of deferred financing costs. Other interest expense is primarily a result of additional capital lease obligations, as well as factoring of our account receivables for working capital needs.

Other income. Other income was $7,626 for the three months ended March 31, 2004, resulting primarily from funds from the public offering being invested in interest bearing instruments.

Net loss. Our net loss was $1, 254,723 for the three months ended March 31, 2004 compared to a loss of $158,418 for the three months ended March 31, 2003. The increase in net loss was in part due to an increase in selling, general and administrative expense, stock-based compensation expense, and interest expense recorded as a result of the conversion of the equity unit subscription units to common stock. In view of the anticipated increase in our selling, general and administrative expenses and research and development expenses, together with the absence of research or product revenues, we expect to experience a significant net loss for the remainder of 2004.

Liquidity and Capital Resources

Liquidity. At March 31, 2003, our cash and cash equivalents totaled $8,028,901. During the three months ended March 31, 2004, we successfully completed our initial public offering, which generated net proceeds of $8,356,308 from the sale of 2,118,500 units.

Net cash used in operating activities was $856,952 for the three months ended March 31, 2004 compared to $160 for the three months ended March 31, 2003. The activity for the three months ended March 31, 2004 is partially the result of operating expenses paid in cash of $284,448 for selling, general and administrative expense, and $58,682 research and development expense. In addition, at March 31, 2004, we reduced accounts payable and accrued expenses by $407,339 and prepaid director and officer liability insurance of $117,000.

Net cash used in investing activities was $48,066 for the three months ended March 31, 2004, while $49,000 in purchases for the three months ended March 31, 2004 were funded through capital leases.

Net cash provided from financing activities was $8,868,580. We generated $8,978,110 of proceeds from the IPO which was offset by the deferred offering cost of $621,803 at December 31, 2004, netting $8,356,308 for the three months ended March 31, 2004. Subsequent to December 31, 2003, we borrowed an additional $130,000 from the representative of the underwriters, for a total owed of $230,000. These borrowings were repaid from the proceeds of the IPO.

Wages payable includes an accrual of $152,000 owed to our President and Chief Executive Officer for services provided prior to December 2000. We have entered into an agreement with our President and Chief Executive Officer to repay the balance over time from the net proceeds of the IPO

Capital Resources. We have historically financed our operations primarily from proceeds of the private sale of equity securities, revenues received under research and development contracts, non-cash compensation arrangements and equipment lease financing. Although we are seeking one, we presently do not have a credit facility with a lending institution.

In the past, we were awarded government research contracts, including Small Business Innovation Research (“SBIR”) contracts to develop our thin-film and concentrating PV technologies. Although we expect to continue to pursue cost-sharing government research contracts in the future, there can be no assurance that we will obtain such funds.

We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. We expect that our available cash balance, after considering the proceeds from the IPO and the projected small amounts, if any, of cash that may be generated from operations, will be sufficient to finance our activities for approximately the next two years through the middle of Stage II of the development of our manufacturing process. We do not expect that available cash and cash from operations will be sufficient to complete Stage II or begin Stage III of the development of our manufacturing process. Although product sales may generate some cash flow by 2006, we will require significant additional financing to expand our operations and fund further capital expenditures related to such expansion as we approach development of the third stage. Such financing may not be available to us on terms that are acceptable to us, if at all, and any equity financing may be dilutive to our stockholders.

Capital Commitments. At March 31, 2004, we had no material commitments for capital expenditures. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our President and Chief Executive Officer, Chief Financial Officer, and a Vice President.

Off-Balance Sheet Arrangements. Our only off-balance sheet obligations are for operating leases entered into in the Company’s ordinary course of business. Additional information regarding these off-balance sheet obligations is disclosed in Note 7 to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 3. Controls and Procedures.

Our President and Chief Executive Officer and our Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at March 31, 2004 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’ s internal control over financial reporting during the three months ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities and Small Business Purchases of Equity Securities.

On February 11, 2002, we completed our initial public offering of 2,100,000 units, raising aggregate offering proceeds of $10.5 million. Each unit consisted of one share of common stock, one Class A redeemable public warrant to purchase one share of common stock, and two Class B non-redeemable public warrants, each to purchase one share of common stock. The initial public offering price was $5.00 per unit. The managing underwriter of the offering was Paulson Investment Company, Inc. The units sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form SB-2, as amended (Registration No. 333-110337). The Securities and Exchange Commission declared the Registration Statement effective on February 5, 2004. In March 2004, the underwriters exercised an option to purchase additional units for estimated proceeds of approximately $74,000 after deducting underwriting discounts and offering expenses.

In connection with the offering, we paid a total of approximately $2,236,000 in underwriting discounts and expenses. After deducting the underwriting discounts and commissions and offering costs and expenses paid to third parties, the net proceeds from the offering to the Company were approximately $8,282,000.

As of March 31, 2004, the Company has applied proceeds from the initial public offering as follows:

Research and development	$42,800
Capital equipment	32,500
Sales and marketing	2,000
General corporate expenses	245,900

Total	$323,200

The balance of the proceeds was invested primarily in insured, interest-bearing accounts or short term, investment-grade securities at March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K:

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description
10.14	Service Agreement between the Registrant and Elite Financial Communications Group, LLC, dated April 20, 2004.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2004.

DAYSTAR TECHNOLOGIES, INC.

By:	/s/ JOHN R. TUTTLE
John R. Tuttle
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By	/s/ STEPHEN A. AANDERUD
STEPHEN A. AANDERUD
Chief Financial Officer (Principal Financial and Accounting Officer)