Form 10QSB
period 2004-06-30
DAYSTAR TECHNOLOGIES INC
filed 2004-08-16
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 000-50508

DayStar Technologies, Inc.

(Name of small business issuer in its charter)

Delaware	84-1390053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13 Corporate Dr. Halfmoon, NY	12065
(Address of principal executive offices)	(Zip Code)

(518)383-4600

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At August 10, 2004, 3,491,830 shares of the registrant’s Common Stock were outstanding and 29,000 shares of the registrant’s Class B common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended June 30, 2004

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,032,923
Accounts receivable	—
Prepaid expense	74,833

Total current assets	7,107,756

PROPERTY AND EQUIPMENT, at cost,	347,535
Less accumulated depreciation and amortization	(137,625)

Net property and equipment	209,910

OTHER ASSETS
Patents (net of amortization of $15,890)	37,060
Security deposits	18,612

Total other assets	55,672

TOTAL ASSETS	$7,373,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$101,268
Wages payable	34,701
Capital lease obligations, current portion	42,429
Accrued expenses	18,116
Deferred gain	7,000

Total current liabilities	203,514

LONG-TERM LIABLITIES:
Capital lease obligations	145,581
Deferred gain	19,833

Total long-term liabilities	165,414

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 19,850,000 shares authorized; 3,238,500 shares issued and outstanding	32,385
Common stock Class B, $.01 par value; 150,000 shares authorized, convertible to common stock; 29,000 shares issued and outstanding	290
Additional paid-in capital	11,696,920
Unit subscriptions	1,266,650
Deferred equity compensation	(965,319)
Accumulated deficit	(5,026,516)

Total stockholders’ equity	7,004,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$7,373,338

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
NET REVENUES:
Product revenues	$14,306	$—	$63,384	$—
Research revenues	—	—	—	—

Total revenues	14,306		63,384

COST OF REVENUES:
Cost of product revenues	14,115	—	58,849	—
Cost of research revenues	—	—	—	—

Total cost of revenues	14,115	—	58,849	—

GROSS PROFIT	191	—	4,535	—

OPERATING EXPENSES:
Selling, general and administration	490,272	23,894	774,720	64,276
Research and development	172,442	31,213	231,124	115,982
Equity based compensation	473,926	—	790,453	—
Depreciation and amortization	22,496	24,568	43,596	44,760

Total operating expenses	1,159,136	79,675	1,839,893	225,018

OTHER INCOME (EXPENSE):
Interest expense	(8,302)	(8,824)	(594,238)	(21,898)
Other income	15,942	4,375	23,568	4,375

Total other income (expense)	7,640	(4,449)	(570,670)	(17,523)

NET LOSS	$(1,151,305)	$(84,124)	$(2,406,028)	$(242,541)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	3,549,830	666,498	3,151,442	666,498

NET LOSS PER SHARE:
(Basic and diluted)	$(0.32)	$(0.13)	$(0.76)	$(0.36)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Unit Subscriptions	Deferred Equity Based Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2003	1,120,000	$11,200	29,000	$290	$3,123,581	$—	$(1,487,116)	$(2,620,488)	$(972,533)
Stock issued in connection with IPO	2,118,500	21,185	—	—	8,335,373	—	—	—	8,356,558
Equity unit subscription conversion	—	—	—	—	(30,690)	1,266,650	—	—	1,235,960
Amortization of deferred stock compensation	—	—	—	—	—	—	633,054	—	633,054
Issuance of warrants for services	—	—	—	—	268,656	—	(268,656)	—	—
Amortization of warrants issued for services	—	—	—	—	—	—	157,399	—	157,399
Net loss	—	—	—	—	—	—	—	(2,406,028)	(2,406,028)

BALANCES, June 30, 2004	3,238,500	$32,385	29,000	$290	$11,696,920	$1,266,650	$(965,319)	$(5,026,516)	$7,004,410

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,406,028)	$(242,541)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	43,596	44,760
Stock-based compensation	633,054	—
Warrants issued for services	157,399
Calculated interest on conversion of equity units to common stock	506,650	—
Gain on sale/leaseback	(3,500)	(4,375)
Charge off of deferred financing costs to interest expense	67,687	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	86	150,715
Prepaid expenses and other	(85,184)	(1,624)
Increase (decrease) in:
Accounts payable	(451,392)	(22,691)
Accrued expenses	(248,043)	21,212

Net cash used in operating activities	(1,785,675)	(54,544)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(75,072)	—

Net cash used in investing activities	(75,072)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	130,000	—
Payments on notes payable	(230,000)	—
Proceeds from sale of stock	8,947,671	—
Proceeds from capital leases	—	60,000

Payments on capital leases	(18,980)	(9,721)

Net cash provided by financing activities	8,828,691	50,279
INCREASE (DECREASE) IN CASH	6,967,944	(4,265)
CASH, at beginning of period	64,979	4,265

CASH, at end of period	$7,032,923	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$19,901	$21,897

NON-CASH TRANSACTIONS:
Equipment lease financing	$—	$49,000

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at June 30, 2004 and the results of its operations and its cash flows for the three and six months ended June 30, 2004 and 2003.

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

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

	Six Months Ended June 30,
	2004	2003
Expected volatility	92%	0%
Risk-free interest rate	4.83%	0%
Expected dividends	$—	$—
Expected terms (in years)	10	N/A

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,151,305)	$(84,124)	$(2,406,028)	$(242,541)
Pro forma stock compensation expense, net of tax benefit	(14,899)	—	(14,899)	—
Employee stock compensation under the intrinsic method			—	—

Pro forma net loss	$(1,166,204)	$(84,124)	$(2,420,927)	$(242,541)

Net loss per share, basic and diluted,
As reported	$(0.32)	$(0.13)	$(0.76)	$(0.36)
Pro forma stock compensation expense	(0.01)		(0.01)	—
Employee stock compensation under the intrinsic method			—	—

Pro forma	$(0.33)	$(0.13)	$(0.77)	$(0.36)

Loss Per Share – Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents are comprised of 92,000 stock options granted under the Equity Incentive Plan, 2,581,830 Class A public warrants, 5,163,660 Class B public warrants, and 135,000 warrants issued to consultants as of June 30, 2004. These common stock equivalents have been omitted from earnings per share because they are anti-dilutive. Basic and diluted EPS were the same for the three and six months ended June 30, 2004 and 2003.

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

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

4. DEBT:

In August and November 2003, the Company received $760,000 through a Subscription Agreement for the purchase of units comprised of one share of the Company’s stock, a Class A warrant to purchase one share of common stock and two Class B warrants, each to purchase one share of common stock. The number of units the Company became obligated to issue was determined in February 2004 to be 253,330 and was calculated based upon the offering price in the initial public offering (see Note 3). In the event that the public offering was not successful, the subscribers had the right to convert their subscription into common stock of the Company at its fair value or a two-year promissory note with interest at 10%. At December 31, 2003 the Company had recorded the units as Equity Unit Subscription in the liability section of the Company’s financial statements. The 40% difference between the value of the shares received in the conversion (or $506,650) was recorded as additional interest expense in February 2004, the date of the initial public offering. At June 30, 2004, the common stock and warrants associated with the Subscription Agreement Units had not been issued, and as a result, the Units are classified as Unit Subscriptions on the balance sheet. Subsequent to the end of the quarter, in July 2004, the Company issued 253,330 shares of common stock, 253,330 Class A public warrants and 506,660 Class B public warrants in satisfaction of the obligation.

5. BUILDING LEASE:

On May 25, 2004, the Company entered into a five-year lease commencing July 1, 2004 for approximately 18,000 square feet of office and manufacturing space in Halfmoon, New York. Pursuant to the terms of the lease agreement, the Company will pay annual rent of $117,000.

6. EQUITY INCENTIVE PLAN:

The Company has an Equity Incentive Plan to enable employees, outside directors and consultants to acquire an equity interest in the Company. The Plan reserves shares of the Company’s Common Stock for issuance for these purposes. Under the plan, the term of stock options shall not exceed ten years and incentive stock options shall not be granted with an exercise price of less than 100% of the fair market value of the common stock, and non-qualified stock options shall not be granted with an exercise price of less than 85% of the fair market value of the common stock.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In April 2004, the Company granted 16,000 stock options under the plan at $3.45 which was the market price, vesting over a 48 month period. In June 2004, 58,000 stock options were granted under the plan vesting over 48 months and 6,000 fully vested stock options were granted under the plan at $2.42, which was the market price.

7. WARRANTS ISSUED:

In April 2004, the company agreed to issue 110,000 warrants to consultants to purchase common stock at prices ranging from $4.12 to $8.25, vesting in varying amounts to January 2005. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 92%; risk free interest rate of 4.83% and a term of ten years. The difference between the exercise price and the relative fair value of the warrants, $268,656, is being amortized to Equity based compensation expense over the vesting period. The amount expensed for the three and six months periods ending June 30, 2004 was $157,399.

8. SUBSEQUENT EVENTS:

The Company has entered into agreements for three significant equipment purchases subsequent to June 30, 2004. In July 2004, certain manufacturing equipment was purchased for $620,000 ($120,000 in cash, $225,000 over 60 months with payments of $5,323, including interest, and $275,000 with 30 payments beginning in 31 months of $11,016, including interest). Also in July 2004, the Company agreed to acquire and upgrade certain equipment for $65,149. In August 2004, an arrangement was entered into with a third party to upgrade other equipment for $328,900.

Item	2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our unaudited consolidated financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in the Annual Report on Form 10-KSB.

The following discussion and analysis should be read in conjunction with the unaudited financial statements contained in Part I, Item 1, and the related notes.

Overview

We began operations in 1997 for the purpose of developing thin-film, copper-indium-gallium-selenide solar cell, known as a CIGS solar cell, and more cost-effective processes for manufacturing such solar cells. From inception, we have focused our efforts on research and development and raising capital.

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

Effective August 2004, we relocated our corporate headquarters from Grass Valley, California to Halfmoon, New York in order to take advantage of State and local economic incentives. We entered into a five year lease for an 18,000 square foot facility where the company will locate research and development and manufacturing.

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

Patents

Patent costs incurred to prosecute patents developed by us are expensed as incurred. Patent costs paid to obtain patents from third parties are capitalized and amortized over the life of the patent. We review the functional life of our patents on a regular basis. If it is determined that the functional life is less than the legal life, we would accordingly change the amortization period to the functional life.

Long-lived Assets

Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes monitoring our manufacturing costs and significantly increasing sales. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods

Non-employees Equity Grants

In April 2004 the Company granted warrants to purchase common stock to two consultants. DayStar accounts for stock-based compensation for non-employees under Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value was determined using the Black-Scholes option-pricing model and using the criteria set forth in SFAS No. 123.

Results of Operations

Comparison of Three Months Ended June 30, 2004 and 2003

Revenues. Our total revenues were $14,306 for the three months ended June 30, 2004. We had no revenue for the three months ended June 30, 2003. All of our revenues during late 2003 through the end of the first six months of 2004 were from the sale of residential solar systems by our subsidiary Daystar Solar.

Cost of revenues. Our cost of product revenues related to the sale of residential solar systems was $14,115 for the three months ended June 30, 2004.

Selling, general and administrative. Selling, general and administrative expenses were $490,272 for the three months ended June 30, 2004, an increase of $466,378 over $23,894 for the three months ended June 30, 2003. The increase in selling, general and administrative expenses resulted primarily from increased salaries and costs related to conducting business as a public company, namely legal, accounting and other professional expenses. In addition, costs of beginning the process of recruiting new employees added to the increase in expenses.

Research and development expenses. Research and development expenses were $172,442 for the three months ended June 30, 2004, an increase of $141,229 from the $31,213 for the three months ended June 31, 2003. Research and development expenses increased due to an increase in the number of employees and development activities related to the manufacture of photovoltaic cells.

Equity-based compensation. During the later part of 2003, we adopted an Equity Incentive Plan to enable employees, outside directors and consultants to acquire an equity interest in DayStar. As a result of grants of restricted stock to various officers and employees under the Plan during 2003, we recorded a non-cash expense of

$316,527 for the three months ended June 30, 2004. In addition, we expect to record additional non-cash stock-based compensation expense of $633,054 for the remaining two quarters of 2004 and $221,008 in 2005 based on issuances during 2003. Included in the expense for the three months ended June 30, 2004 is $157,399 related to warrants issued to consultants.

Depreciation and amortization. Depreciation and amortization expenses were $22,496 for the three months ended June 30, 2004 compared to $24,568 for the three months ended June 31, 2003. Depreciation and amortization expense primarily relates to capital equipment leases we entered into for equipment we intend to use to develop our manufacturing processes for our CIGS solar cells. Although the equipment is not completely operational, it continues to be subject to depreciation expense.

Interest expense. Interest expense was $8,301 for the three months ended June 30, 2004 compared to $8,824 for the three months ended June 31, 2003. Interest expense is primarily a result of additional capital lease obligations.

Other income. Other income was $15,942 for the three months ended June 30, 2004, resulting primarily from the investment of excess funds from the public offering in interest bearing instruments.

Net loss. Our net loss was $1,151,305 for the three months ended June 30, 2004 compared to a loss of $84,124 for the three months ended June 31, 2003. The increase in net loss was in part due to an increase in activity related to the development of our manufacturing process for photovoltaic cells since the IPO was completed in February 2004. In view of the anticipated increase in our selling, general and administrative expenses and research and development expenses, together with the absence of research or product revenues, we expect to experience a significant net loss for the remainder of 2004.

Comparison of Six Months Ended June 30, 2004 and 2003

Revenues. Our total revenues were $63,384 for the six months ended June 30, 2004. We had no revenue for the six months ended June 31, 2003. All of our revenues during late 2003 through the end of the first six months of 2004 were from the sale of residential solar systems by our subsidiary Daystar Solar.

Cost of revenues. Our cost of product revenues related to the sale of residential solar systems was $58,849 for the six months ended June 30, 2004.

Selling, general and administrative. Selling, general and administrative expenses were $774,720 for the six months ended June 30, 2004, an increase of $710,444 over $64,276 for the six months ended June 31, 2003. The increase in selling, general and administrative expenses resulted primarily from increased salaries and costs related to conducting business as a public company, namely legal, accounting and other professional expenses. In addition, costs of beginning the process of recruiting new employees added to the increase in expenses.

Research and development expenses. Research and development expenses were $231,124 for the six months ended June 30, 2004, an increase of $115,142 from the $115,982 for the six months ended June 31, 2003. Research and development expenses increased due to an increase in the number of employees and increased development activities related to the manufacture of photovoltaic cells.

Equity-based compensation. During the later part of 2003, we adopted an Equity Incentive Plan to enable employees, outside directors and consultants to acquire an equity interest in DayStar. As a result of grants of restricted stock to various officers and employees under the Plan during 2003, we recorded a non-cash expense of $633,054 for the six months ended June 30, 2004. Included in the expense for the six months ended June 30, 2004 expense is $157,399 of expense related to warrants issued to consultants.

Depreciation and amortization. Depreciation and amortization expenses were $43,596 for the six months ended June 30, 2004 compared to $44,760 for the six months ended June 31, 2003. Depreciation and amortization expense primarily relates to capital equipment leases we entered into for equipment we intend to use to develop our manufacturing processes for our CIGS solar cells. Although the equipment is not completely operational, it continues to be subject to depreciation expense.

Interest expense. Interest expense was $594,238 for the six months ended June 30, 2004 compared to $21,898 for the six months ended June 31, 2003. During the three months ended March 31 2004, we recognized a non-cash interest expense of $505,650 related to the conversion of the equity unit subscriptions from debt to equity and $67,687 related to the charge off of deferred financing costs. Other interest expense is primarily a result of additional capital lease obligations, as well as factoring of our account receivables for working capital needs.

Other income. Other income was $23,568 for the three months ended June 30, 2004, resulting primarily from the investment of excess funds from the public offering in interest bearing instruments.

Net loss. Our net loss was $2,406,028 for the six months ended June 30, 2004 compared to a loss of $242,541 for the six months ended June 31, 2003. The increase in net loss was in part due to an increase in selling, general and administrative expense, stock-based compensation expense, and interest expense recorded as a result of the conversion of the equity unit subscriptions to common stock. In view of the anticipated increase in our selling, general and administrative expenses and research and development expenses, together with the absence of research or product revenues, we expect to experience a significant net loss for the remainder of 2004.

Liquidity and Capital Resources

Liquidity. At June 30, 2003, our cash and cash equivalents totaled $7,032,923. During the six months ended June 30, 2004, we successfully completed our initial public offering, which generated net proceeds of $8,356,558 from the sale of 2,118,500 units.

Net cash used in operating activities was $1,785,675 for the six months ended June 30, 2004 compared to $54,544 for the six months ended June 31, 2003. The activity for the six months ended June 30, 2004 is partially the result of operating expenses paid in cash of $774,720 for selling, general and administrative expense, and $231,124 research and development expense. In addition, at June 30, 2004 we reduced accounts payable and accrued expenses by $699,435 and prepaid director and officer liability insurance of $117,000.

Net cash used in investing activities was $75,072 for the six months ended June 30, 2004 related to equipment purchases, while $49,000 in equipment purchases for the six months ended June 30, 2003 were funded through capital leases.

Net cash provided from financing activities was $8,868,691 during the first six months of 2004. We generated $8,978,361 of proceeds from the IPO which was offset by the deferred offering cost of $621,803 at December 31, 2004, netting $8,356,558 for the six months ended June 30, 2004. Subsequent to December 31, 2003, we borrowed an additional $130,000 from the representative of the underwriters, for a total owed of $230,000. These borrowings were repaid from the proceeds of the IPO. In addition, during the six months ended June 30, 2004, we incurred $30,690 in expenses in registering the securities issued in satisfaction of the Subscription Agreements.

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

Capital Commitments. At June 30, 2004, we had no material commitments for capital expenditures. In July and August 2004, the Company entered into three significant obligations to acquire equipment for $1,014,049. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with officers of the Company.

Off-Balance Sheet Arrangements. The Company’s only off-balance sheet obligations are for operating leases entered into in the Company’s ordinary course of business. Additional information regarding these off-balance sheet obligations is disclosed in Note 7 to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 3. Controls and Procedures.

The Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at June 30, 2004 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’ s internal control over financial reporting during the three months ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are at present no legal proceedings pending against the Company. The Company is, however, subject to various claims that arise in the ordinary course of business. In September 2003, the Company received a letter from a stockholder and former officer and director of the Company claiming that she is entitled to unpaid wages and fees plus interest in the approximate amount of $40,000. In October 2003, we received a letter from an attorney representing a former director of the Company claiming that the former director is entitled to receive stock, and to receive past compensation and other damages from the Company in an amount exceeding $1.5 million. Either claimant may elect to pursue such claims through litigation. Based upon the information that is currently available, the Company does not believe that there is any basis in fact for either claim or that the various claims in the aggregate will materially affect our financial condition or results of operations.

Item 2. Changes in Securities and Small Business Purchases of Equity Securities.

On February 11, 2004, the Company completed its initial public offering of 2,100,000 units, raising aggregate offering proceeds of $10.5 million. Each unit consisted of one share of common stock, one Class A redeemable public warrant to purchase one share of common stock, and two Class B non-redeemable public warrants, each to purchase one share of common stock. In March 2004, the underwriters exercised an option to purchase additional units for estimated proceeds of approximately $74,000 after deducting underwriting discounts and offering expenses. The units sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form SB-2, as amended (Registration No. 333-110337), which became effective on February 5, 2004.

As of June 30, 2004, the Company has applied proceeds from the initial public offering as follows:

Research and development	$215,226
Capital equipment	59,497
Sales and marketing	5,220
General corporate expenses	1,060,191

Total	$1,340,134

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K:

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On June 21, 2004, the Company filed a Current Report on Form 8-K attaching as an exhibit a press release disclosing the relocation of its corporate headquarters and manufacturing facilities to New York State, and the award for a package of economic incentives valued up to $11,136,000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2004.

DAYSTAR TECHNOLOGIES, INC.

By:	/S/ JOHN R. TUTTLE
John R. Tuttle
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By	/S/ STEPHEN A. AANDERUD
Chief Financial Officer (Principal Financial and Accounting Officer)