Form 10QSB
period 2004-09-30
DAYSTAR TECHNOLOGIES INC
filed 2004-11-12
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 000-50508

DayStar Technologies, Inc.

(Name of small business issuer in its charter)

Delaware	84-1390053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13 Corporate Dr. Halfmoon, New York	12065
(Address of principal executive offices)	(Zip Code)

(518) 383-4600

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At November 12, 2004, 3,491,830 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding and 29,000 shares of the registrant’s Class B Common Stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended September 30, 2004

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,817,216
Accounts receivable	—
Prepaid expense	41,733

Total current assets	5,858,949

PROPERTY AND EQUIPMENT, at cost,	1,141,673
Less accumulated depreciation and amortization	(155,771)

Net property and equipment	985,902

OTHER ASSETS
Patents (net of amortization of $16,775)	36,175
Security deposits	22,113

Total other assets	58,288

TOTAL ASSETS	$6,903,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$335,972
Wages payable	39,798
Capital lease obligations, current portion	44,319
Accrued expenses	29,029
Deferred gain	7,000

Total current liabilities	456,118

LONG-TERM LIABILITIES:
Capital lease obligations	133,053
Deferred gain	18,083

Total long-term liabilities	151,136

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 19,850,000 shares authorized; 3,491,830 shares issued and outstanding	34,918
Common stock Class B, $.01 par value; 150,000 shares authorized, convertible to common stock; 29,000 shares issued and outstanding	290
Additional paid-in capital	12,938,377
Deferred equity compensation	(572,911)
Accumulated deficit	(6,104,789)

Total stockholders’ equity	6,295,885

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,903,139

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
PRODUCT REVENUES	$50,946	$72,308	$114,330	$72,308

COST OF PRODUCT REVENUES	44,632	68,918	103,481	68,918

GROSS PROFIT	6,314	3,390	10,849	3,390

OPERATING EXPENSES:
Selling, general and administration	324,461	101,021	1,099,181	165,297
Research and development	359,582	35,103	590,706	151,086
Equity based compensation	392,408	400,000	1,182,861	400,000
Depreciation and amortization	19,031	22,506	62,627	67,266

Total operating expenses	1,095,482	558,631	2,935,375	783,649

OTHER INCOME (EXPENSE):
Interest expense	(9,042)	(14,097)	(603,280)	(35,994)
Other income	19,937	2,298	43,505	6,673

Total other income (expense)	10,895	(11,798)	(559,775)	(29,321)

NET LOSS	$(1,078,273)	$(567,039)	$(3,484,301)	$(809,580)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	3,549,830	666,498	3,284,238	666,498

NET LOSS PER SHARE:
(Basic and diluted)	$(0.30)	$(0.85)	$(1.06)	$(1.21)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2003	1,120,000	$11,200	29,000	$290	$3,123,581	$(1,487,116)	$(2,620,488)	$(972,533)
Stock issued in connection with IPO	2,118,500	21,185	—	—	8,335,374	—	—	8,356,559
Equity unit subscription conversion	253,330	2,533	—	—	1,210,766	—	—	1,213,299
Amortization of deferred stock compensation	—	—	—	—	—	949,581	—	949,581
Issuance of warrants for services	—	—	—	—	268,656	(268,656)	—	—
Amortization of warrants issued for services	—	—	—	—	—	233,280	—	233,280
Net loss	—	—	—	—	—	—	(3,484,301)	(3,484,301)

BALANCES, September 30, 2004	3,491,830	$34,918	29,000	$290	$12,938,377	$(572,911)	$(6,104,789)	$6,295,885

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,484,301)	$(809,580)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	62,627	67,266
Stock-based compensation	949,581	400,000
Warrants issued for services	233,280	—
Calculated interest on conversion of equity units to common stock	506,650	—
Gain on sale/leaseback	(5,250)	(6,563)
Charge off of deferred financing costs to interest expense	67,687	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	86	150,539
Prepaid expenses and other	(55,584)	(11,024)
Increase (decrease) in:
Accounts payable	(216,688)	(30,974)
Accrued expenses	(232,033)	22,257

Net cash used in operating activities	(2,173,945)	(218,079)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(869,210)	(1,120)

Net cash used in investing activities	(869,210)	(1,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	130,000	—
Payments on notes payable	(230,000)	(40,000)
Proceeds from sale of stock	8,978,360	—
Proceeds from equity unit subscription	—	600,000
Proceeds from capital leases	—	60,000
Payments on capital leases	(29,618)	(21,000)
Cost of financing	(53,350)	(60,000)
Cost of offering	—	(70,000)

Net cash provided by financing activities	8,795,392	469,000
INCREASE IN CASH	5,752,237	249,801
CASH, at beginning of period	64,979	4,265

CASH, at end of period	$5,817,216	$254,066

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$39,157	$31,669

NON-CASH TRANSACTIONS:
Equipment lease financing	$—	$84,000

Rescission of shares and related receivable	$—	$188,000

Deferred Equity compensation	$268,657	$1,018,000

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at September 30, 2004 and the results of its operations and its cash flows for the three and nine months ended September 30, 2004 and 2003.

DayStar Technologies, Inc. (the “Company”) was formed in 1997 for the purpose of researching, developing and marketing innovative products to the renewable energy / photovoltaic industry. From its inception to present, the Company has focused primarily on concentrating photovoltaic and thin-film solar cells. The principal source of revenue for the Company has been revenue from government funded research and development contracts.

International Energy Trading, LLC (“IET”) was formed in 2001 to manufacture and sell thin-film photovoltaic products developed and patented by DayStar Technologies, Inc. IET was a dormant subsidiary until 2003 at which time the name was formally changed to DayStar Solar, LLC and the company commenced selling and installing solar energy systems.

2. SIGNIFICANT ACCOUNTING POLICIES:

Stock-Based Compensation – The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock, stock options or other similar instruments granted to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

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

	Nine Months Ended September 30,
	2004	2003
Expected volatility	81%	0%
Risk-free interest rate	4.83%	0%
Expected dividends	$—	$—
Expected terms (in years)	10	N/A

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,078,273)	$(567,039)	$(3,484,301)	$(809,580)
Pro forma stock compensation expense, net of tax benefit	(10,265)	—	(24,391)	—
Employee stock compensation under the intrinsic method	—	—	—	—

Pro forma net loss	$(1,088,538)	$(567,039)	$(3,508,692)	$(809,580)

Net loss per share, basic and diluted,
As reported	$(0.30)	$(0.85)	$(1.06)	$(1.21)
Pro forma stock compensation expense	(0.01)	—	(0.01)	—
Employee stock compensation under the intrinsic method	—	—	—	—

Pro forma	$(0.31)	$(0.85)	$(1.07)	$(1.21)

Loss Per Share – Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents are comprised of 92,000 stock options granted under the Equity Incentive Plan, 2,581,830 Class A public warrants, 5,163,660 Class B public warrants, and 135,000 warrants issued to consultants as of September 30, 2004. These common stock equivalents have been omitted from earnings per share because they are anti-dilutive. Basic and diluted EPS were the same for the three and nine months ended September 30, 2004 and 2003.

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

4. DEBT

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

5. BUILDING LEASE

On May 25, 2004, the Company entered into a five-year lease commencing July 1, 2004 for approximately 18,000 square feet of office and manufacturing space in Halfmoon, New York. Pursuant to the terms of the lease agreement, the Company will pay annual rent of $117,000.

6. EQUITY INCENTIVE PLAN

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

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In April 2004, the Company granted 16,000 stock options under the plan with an exercise price of $3.45 per share, vesting over a 48 month period. In June 2004, 58,000 stock options were granted under the plan vesting over 48 months and 6,000 fully vested stock options were granted under the plan all with an exercise price of $2.42 per share. In September 2004, 30,000 stock options were granted under the plan with an exercise price of $2.06 per share, vesting over 48 month period. All grants were at the market price on the data of grant

7. WARRANTS ISSUED

In April 2004, the Company agreed to issue 110,000 warrants to consultants to purchase common stock at prices ranging from $4.12 to $8.25, vesting in varying amounts to January 2005. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 80%; risk free interest rate of 4.83% and a term of ten years. The difference between the exercise price and the relative fair value of the warrants, $268,656, is being amortized to Equity based compensation expense over the vesting period. The amount expensed for the three and nine months periods ending September 30, 2004 was $75,810 and $233,280, respectively.

8. CAPITAL COMMITMENTS

At September 30, 2004, the Company had outstanding $1,733,000 of purchase orders for equipment and factory build-out. The equipment is expected to be received before the end of 2004.

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

Overview

We began operations in 1997 for the purpose of developing thin-film, copper-indium-gallium-selenide solar cells, known as a CIGS solar cell, and more cost-effective processes for manufacturing such solar cells. From inception, we have focused our efforts on research and development and raising capital.

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

To date, we have historically funded our operations principally from government contracts and the sale of equity securities. We expect to be dependent on additional capital infusions to execute our business plan, and will require additional capital to complete our next generation manufacturing processes which include a partially-continuous pallet manufacturing process (Stage II) and continuous, roll-to-roll manufacturing process (Stage III). If adequate capital resources are not available to us, we will be forced to curtail or terminate operations.

Effective August 2004, we relocated our corporate headquarters from Grass Valley, California to Halfmoon, New York in order to take advantage of state and local economic incentives. These incentives include capital grants for the reimbursement for a portion of machinery and equipment purchased, funding for a manufacturing renewable energy incentive program, and wage and investment tax credits. We entered into a five year lease for an 18,000 square foot facility in Halfmoon where the company has located research and development and plans to engage in manufacturing.

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

In April 2004, the Company granted warrants to purchase common stock to two consultants. DayStar accounts for stock-based compensation for non-employees under Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value was determined using the Black-Scholes option-pricing model and using the criteria set forth in SFAS No. 123.

Results of Operations

Comparison of Three Months Ended September 30, 2004 and 2003

Revenues. Our total revenues were $50,946 for the three months ended September 30, 2004 compared to $72,308 for the three months ended September 30, 2003. All of our revenues during the second half of 2003 through the end of the first nine months of 2004 were from the sale of residential solar systems by our subsidiary Daystar Solar.

Cost of revenues. Our cost of product revenues related to the sale of residential solar systems was $44,632 (87.6% of revenue) for the three months ended September 30, 2004 compared to $68,918 (95.3% of revenues) for the three months ended September 30, 2003.

Selling, general and administrative. Selling, general and administrative expenses were $324,461 for the three months ended September 30, 2004, an increase of $223,440 over $101,021 for the three months ended September 30, 2003. The increase in selling, general and administrative expenses resulted primarily from increased salaries and costs related to conducting business as a public company, namely legal, accounting and other professional expenses. In addition, the continuing costs of recruiting new employees added to the increase in expenses.

Research and development expenses. Research and development expenses were $359,582 for the three months ended September 30, 2004, an increase of $324,479 from the $35,103 for the three months ended September 30, 2003. Research and development expenses increased due to an increase in the number of employees and an increase in research and development activities related to the planned manufacture of photovoltaic cells.

Equity-based compensation. Equity-based compensation was $392,408 for the three months ended September 30, 2004 compared to $400,000 for the three months ended September 30, 2003. During the later part of 2003, we adopted an Equity Incentive Plan to enable employees, outside directors and consultants to acquire an equity interest in DayStar. As a result of grants of restricted stock to various officers and employees under the Plan during 2003, we recorded a non-cash expense of $316,527 for the three months ended September 30, 2004 and $400,000 for the three months ended September 30, 2003. In addition, we expect to record additional non-cash stock-based compensation expense of $316,527 in the fourth quarter of 2004 and $55,385 in each quarter of 2005 based on issuances during 2003. Included in the expense for the three months ended September 30, 2004 is $75,881 related to warrants issued to consultants.

Depreciation and amortization. Depreciation and amortization expenses were $19,031 for the three months ended September 30, 2004 compared to $22,506 for the three months ended September 30, 2003. Depreciation and amortization expense primarily relates to capital equipment leases we entered into for equipment we intend to use to develop our manufacturing processes for our CIGS solar cells.

Interest expense. Interest expense was $9,042 for the three months ended September 30, 2004 compared to $14,097 for the three months ended September 30, 2003. Interest expense is primarily a result of additional capital lease obligations.

Other income. Other income was $19,937 for the three months ended September 30, 2004, resulting primarily from the investment of excess funds from the initial public offering in interest bearing instruments.

Net loss. Our net loss was $1,078,273 for the three months ended September 30, 2004 compared to a loss of $567,039 for the three months ended September 30, 2003. The increase in net loss was in part due to the substantial increase in activity related to the development of our manufacturing process for photovoltaic cells, increased selling, general and administrative expenses, and continuing equity-based compenstation expense. In view of the anticipated increase in our selling, general and administrative expenses and research and development expenses, together with the absence of research or product revenues, we expect to experience a significant net loss for 2004.

Comparison of Nine Months Ended September 30, 2004 and 2003

Revenues. Our total revenues were $114,330 for the nine months ended September 30, 2004 compared to $72,308 for the nine months ended September 30, 2003. These revenues represent the sale of residential solar systems by our subsidiary Daystar Solar, which initial sales began during the third quarter of 2003.

Cost of revenues. Our cost of product revenues related to the sale of residential solar systems was $103,481 (90.5% of revenue) for the nine months ended September 30, 2004 compared to $68,918 (95.3% of revenue) for the nine months ended September 30, 2003.

Selling, general and administrative. Selling, general and administrative expenses were $1,099,181 for the nine months ended September 30, 2004, an increase of $933,884 over $165,297 for the nine months ended September 30, 2003. The increase in selling, general and administrative expenses resulted primarily from increased salaries and costs related to conducting business as a public company and recruiting new employees.

Research and development expenses. Research and development expenses were $590,706 for the nine months ended September 30, 2004, an increase of $439,620 from the $151,086 for the nine months ended September 30, 2003. Research and development expenses increased due to an increase in the number of employees and increased development activities related to the manufacture of photovoltaic cells.

Equity-based compensation. Equity-based compensation was $1,182,861 for the nine months ended September 30, 2004 compared to $400,000 for the nine months ended September 30, 2003. During the later part of 2003, we adopted an Equity Incentive Plan to enable employees, outside directors and consultants to acquire an equity interest in DayStar. As a result of grants of restricted stock to various officers and employees under the Plan during 2003, we recorded a non-cash expense of $949,581 for the nine months ended September 30, 2004 compared to $400,000 for the nine months ended September 30, 2003. Included in the expense for the nine months ended September 30, 2004 is $233,280 related to warrants issued to consultants.

Depreciation and amortization. Depreciation and amortization expenses were $62,627 for the nine months ended September 30, 2004 compared to $67,266 for the nine months ended September 30, 2003. Depreciation and amortization expense primarily relates to capital equipment leases we entered into for equipment we intend to use to develop our manufacturing processes for our CIGS solar cells.

Interest expense. Interest expense was $603,280 for the nine months ended September 30, 2004 compared to $35,994 for the nine months ended September 30, 2003. During the three months ended March 31, 2004, we recognized a non-cash interest expense of $505,650 related to the conversion of the equity unit subscriptions from debt to equity and $67,687 related to the charge off of deferred financing costs

Other income. Other income was $43,505 for the nine months ended September 30, 2004, resulting primarily from the investment of excess funds from the initial public offering in interest bearing instruments.

Net loss. Our net loss was $3,484,301 for the nine months ended September 30, 2004 compared to a loss of $809,580 for the nine months ended September 30, 2003. The increase in net loss was in part due to an increase in selling, general and administrative expense, stock-based compensation expense, and interest expense recorded as a result of the conversion of the equity unit subscriptions to common stock. In view of the anticipated increase in our selling, general and administrative expenses and research and development expenses, together with the absence of research or product revenues, we expect to experience a significant net loss for 2004.

Liquidity and Capital Resources

Liquidity. At September 30, 2004, our cash and cash equivalents totaled $5,817,216. During the first quarter of 2004, we successfully completed our initial public offering, which generated net proceeds of $8,356,559..

Net cash used in operating activities was $2,173,945 for the nine months ended September 30, 2004 compared to $218,079 for the nine months ended September 30, 2003. The activity for the nine months ended September 30, 2004 is partially the result of operating expenses paid in cash of $1,099,181 for selling, general and administrative expense, and $590,706 research and development expense. In addition, for the nine months ended September 30, 2004 we reduced accounts payable by $216,688. We also reduced accrued expenses by $232,280, primarily related to the payment of back wages payable to officers of the Company.

Net cash used in investing activities was $869,210 for the nine months ended September 30, 2004 related to equipment purchases, while $1,120 in equipment purchases for the nine months ended September 30, 2003 were funded through capital leases. We are purchasing equipment and modifying the Halfmoon facilities to establish production in this new facility.

Net cash provided from financing activities was $8,795,392 during the first nine months of 2004. We generated $8,978,360 of proceeds from the IPO which was offset by the deferred offering cost of $621,803 at December 31, 2004, netting $8,356,557 for the nine months ended September 30, 2004. Subsequent to December 31, 2003, we borrowed an additional $130,000 from the representative of the underwriters, for a total owed of $230,000. These borrowings were repaid from the proceeds of the IPO. In addition, during the nine months ended September 30, 2004, we incurred $53,350 in expenses in registering the securities issued in satisfaction of the Subscription Agreements.

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

We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. We expect that our available cash balance, after considering the proceeds from the IPO, monies from New York state incentives, equipment financing and the projected small amounts, if any, of cash that may be generated from operations, will be sufficient to finance our activities until the middle of 2006 when we expect to be in production at our initial pallet-based manufacturing process in the Halfmoon facility and will be in the middle of developing a next generation partially-continuous pallet manufacturing process. Although product sales may generate some cash flow by 2006, we will require significant additional financing to fund further capital expenditures related to expansion of our manufacturing operations, especially as we approach implementation of the next generation partially-continuous pallet manufacturing process. Such financing may not be available to us on terms that are acceptable to us, if at all, and any equity financing may be dilutive to our stockholders. If such funds are not available the Company will be required to curtail research and development to generate positive cash flow the manufacturing operations at the Halfmoon facility.

Capital Commitments. At September 30, 2004, we had outstanding $1,733,000 of purchase orders for equipment and factory build-out. The equipment is expected to be received before the end of 2004.

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

Item 3. Controls and Procedures.

The Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at September 30, 2004 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’ s internal control over financial reporting during the three months ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There were at September 30, 2004 no legal proceedings pending against the Company. The Company is, however, subject to various claims that arise in the ordinary course of business. In September 2003, the Company received a letter from a stockholder and former officer and director of the Company claiming that she was entitled to unpaid wages and fees plus interest in the approximate amount of $40,000. In October 2003, we received a letter from an attorney representing a former director of the Company claiming that the former director is entitled to receive stock, and to receive past compensation and other damages from the Company in an amount exceeding $1.5 million. Either claimant may elect to pursue such claims through litigation. Based upon the information that is currently available, the Company does not believe that there is any basis in fact for either claim or that the various claims in the aggregate will materially affect our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

As of September 30, 2004, the Company had applied proceeds from the initial public offering as follows:

Research and development	$574,808
Capital equipment	853,636
Sales and marketing	5,220
General corporate expenses	1,122,177

Total	$2,555,841

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting on June 22, 2004. Voting common stockholders took the following actions at the meeting:

1.	The stockholders elected the following nominees to the Company’s Board of Directors to serve until the Annual Meting of Stockholders in 2005 or until their respective successors are elected and qualified:

Name	Shares Voted for	Shares Withheld	Shares Abstaining	Broker Non - Votes
John R. Tuttle	2,649,453	0	2,600	0
Robert G. Aldrich	2,649,453	0	2,600	0
Randolph A. Graves, Jr.	2,649,453	0	2,600	0

2.	The stockholders ratified the Audit Committee’s selection of auditors for fiscal 2004 by the affirmative vote of 2,578,453 shares, with 700 shares voting against ratification and 72,900 abstaining. There were no broker non-votes with respect to this proposition.

Item 6. Exhibits:

The following exhibits are filed as part of this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: November 12, 2004	By:	/S/ JOHN R. TUTTLE
John R. Tuttle
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2004	By:	/S/ STEPHEN A. AANDERUD
Stephen A. Aanderud
Chief Financial Officer
(Principal Financial and Accounting Officer)