Form 10KSB
period 2004-12-31
DAYSTAR TECHNOLOGIES INC
filed 2005-03-18
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File No. 000-50508

DayStar Technologies, Inc.

(Name of small business issuer in its charter)

Delaware	84-1390053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13 Corporate Drive Halfmoon, New York	12065
(Address of principal executive offices)	(Zip Code)

(518) 383-4600

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value per share

Class A Redeemable Public Warrant, right to purchase one share of Common Stock

Class B Non-redeemable Public Warrant, right to purchase one share of Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Issuer’s revenues for the year ended December 31, 2004:    $157,412

The aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price of such stock as reported by NASDAQ on March 15, 2005, was $ 23,439,105

At March 15, 2005, 3,491,830 shares of the registrant’s Common Stock and 29,000 shares of the registrant’s Class B common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DAYSTAR TECHNOLOGIES, INC.

Annual Report on Form 10-KSB

Year Ended December 31, 2004

i

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under the caption “Management’s Discussion and Analysis or Plan of Operation—Risk Factors.”

ii

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

Conventional crystalline silicon (“wafer-Si”) solar cells, while efficient, have an average production cost of approximately $2.00 per watt due to expensive, low-volume processing methods and high materials costs. A typical wafer-Si solar cell, depending on size, will typically generate between one and three watts, and sell for between $1.75 and $2.50 per watt.

We are in process of installing our first and second-generation batch and batch-continuous production lines at our Halfmoon, New York facility. Contingent upon additional financing, we intend to evolve these production processes into a fully continuous manufacturing process. Our solar cell technology and manufacturing process is designed to use raw materials that do not suffer from the same supply constraints as silicon and use volume manufacturing equipment and procedures already proven in other industries, such as the magnetic disc drive industry. We intend to produce and test solar cells created with our new manufacturing methodology and to build, test and implement our initial manufacturing process. Successful implementation of our manufacturing process could enable us to produce thin-film CIGS solar cells with the same efficiency and functionality as wafer-Si solar cells that now dominate the market at approximately one-half, or less, of the current production cost of a wafer-Si cell.

On February 11, 2004, we closed an initial public offering of common stock (“IPO”). We sold 2,100,000 units. A unit consisted of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. All of the units were sold at an initial public offering price of $5.00 per unit, resulting in an aggregate gross offering amount of $10.5 million. In March 2004, an additional 18,500 units were sold to the underwriters under an option to purchase additional units. After deducting offering expenses and underwriting discounts, we received approximately $8.4 million of net proceeds from the offerings.

All of our revenues in 2004 were generated from services rendered by our sole subsidiary, DayStar Solar LLC, which is engaged in the business of reselling and installing solar electricity systems for residential customers in Northern California.

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

The overwhelming majority of electricity is currently produced using hydrocarbon sources (natural gas, coal, petroleum). However, the total resource base for these fuels is limited, and there is increasing concern about the effect on the ecosystem of fossil fuel extraction and emissions. Volatile prices and environmental and political concerns pertaining to fossil fuels have also increased interest in electricity created using renewable, clean energy sources such as solar. In contrast to hydrocarbon energy resources which, once used, cannot be quickly replaced, renewable energy that flows from natural sources (such as sunlight, wind, and water sources) quickly and continuously replaces itself.

Solar cells and fully packaged solar-electric systems are an increasingly attractive source of electricity. According to Solarbuzz, a solar industry consultancy, worldwide shipments of photovoltaic systems grew at a compound rate of 34% between 1998 and 2003. According to the Solar Energy Industries Association, a solar energy trade group, over 740 megawatts, or MW, of generating capacity in photovoltaic systems were sold in 2003 for an estimated $4.7 billion. Solar cells have no moving parts that require ongoing maintenance and have shown good reliability, typically lasting for at least 20 years in the field. The solar electricity industry currently supplies electrical power for both on-grid electricity consumers and for specialized applications, such as end-users that choose to be off the electricity grid or that are located where connection to the grid is not feasible, such as remote areas or villages in developing nations. In these remote locations, solar electricity can be more cost-effective than installing a grid connection. Interest in solar electricity by mainstream, on-grid electricity users also is increasing. In part, interest in on-grid solar electricity systems is growing because of government subsidies and incentive programs and because solar cells have become increasingly efficient. “Net-metering” laws (requiring utilities to purchase excess electricity produced by on-grid solar systems) and solar system rebates are some examples of government incentives aimed at grid-connected consumers in parts of the United States, Japan, Europe and elsewhere.

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

The typical PV module consists of 36 (20 volts peak) or 72 (40 volts peak) solar cells connected together, a sealant to keep moisture and other environmental factors out, and a sheet of glass and frame to provide structural integrity to the package. Several modules are then connected together to form an array, which determines the total power output of the system. When the sun shines on a PV module, the energy is converted into direct current electricity. An inverter (external to the array) then converts the DC electricity from the array into alternating current electricity. The performance of a solar cell is measured in terms of its efficiency in converting sunlight into electricity. Typical commercial solar cells have an efficiency ranging between 10% and 17%, meaning that for every 100 watts of sunlight striking a panel, 10 to 17 watts of electricity will be produced.

Approximately 93% of the world’s annual PV production uses crystalline silicon as its base material. Wafer-Si solar cells are efficient, but require significant energy and bulk material to manufacture, and are rigid and fragile. Alternative solar cells based upon thin films have been under development for approximately 20 years and are now being commercialized. Thin-film technology is also of interest to the space community due to its unique combination of efficiency, light-weight and flexible nature. A thin-film cell requires far less raw material to create than a wafer-Si cell. Thin-film solar cells, however, require a structural “substrate” to support them, such as glass, plastic, or metal sheets or foils.

The three primary thin-film semiconductor materials currently being explored are amorphous silicon, cadmium telluride, and CIGS. The CIGS technology presently under development by DayStar and others has demonstrated over 19% conversion efficiency in the laboratory, the highest among all thin-film technologies. In research conducted by Shell Solar, a CIGS thin-film module technology has demonstrated reliable field performance of over 10 years. DayStar’s solar cells have not been extensively field tested, although prototype cells have previously been tested by the United States Air Force Research Laboratory and Dutch Space B.V. for performance, reliability, radiation hardness, and related issues pertaining to possible future use in satellite power applications.

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

Development of Business

We plan to develop our manufacturing process in four different generations. Each generation will employ standard thin-film deposition methods, such as sputter-coating and other physical vapor deposition processes. In a sputter-coating process, a solid target and a substrate are placed in a vacuum chamber. Different targets can be used to create a multi-layered coating as the substrate moves through the vacuum chamber. We have acquired pre-owned, thin-film deposition vacuum equipment that is the basis for the initial stages of manufacturing. We have retrofitted certain equipment. Other equipment is in process of being retrofitted for our needs.

Our first and second generation (“Gen-I” and “Gen-II”) production lines are being installed at the Halfmoon, New York facility. Our Gen-I line employs batch processing and can be used for low-volume production (<100kW/yr) and for production process development. In our Gen-II line, we are employing a combination of in-line continuous and batch-style production methodologies to produce working solar cells. We believe this first manufacturing phase has a very high probability of success, as it uses off-the-shelf manufacturing equipment and proven manufacturing methods employed in various high-tech industries, such as the magnetic disc drive industry. As currently configured, we anticipate that the Gen-II line will be able to produce 1.5 megawatts of solar cells per year in a seven-day, 12-hour/dayweek. We expect to begin production in mid-to-late 2005. We are reviewing the possibility of investing an additional $4 to $7 million in equipment to increase production to 10 megawatts of solar cells per year.

By the end of 2004, we successfully qualified a majority of the components of each of these production lines. In early February 2005, we produced our first 100mm x 100mm solar cells using a combination of our Gen-I and Gen-II lines. Our goal is to produce our first cell exclusively from our Gen-II line in the first half of 2005.

The third generation manufacturing process (“Gen-III”) will be characterized by a fully continuous manufacturing process. At this point, several components of the process previously accomplished in a batch fashion will then be integrated into the continuous pallet manufacturing equipment. We expect to begin development of this manufacturing process in the later part of 2005. Implementation of Gen-III manufacturing process will require a new facility, significant capital expenditures and 12 to 15 months to implement. We will require additional financing to begin implementation of this production process. Depending on the size of the Gen-III factory, we estimate the equipment cost will be a minimum of $10 million dollars.

Our fourth generation manufacturing process (“Gen-IV”) will consist of conversion from a continuous pallet system to a continuous, roll-to-roll manufacturing process. In this generation, pallets would be replaced by large rolls of substrate, such as metal foil, continuously fed through the manufacturing system using spools, and the various layers comprising the cell would be applied using a variety of thin-film deposition processes. Our full-scale, roll-to-roll system would be able to move large rolls of substrate material through the system. The development plan has been designed to provide for incremental success that reduces the risk in moving to the next generation of development. We will require additional financing to begin manufacturing at the production levels described.

Both the continuous pallet processing system and the roll-to-roll processing system will be modular in nature, allowing construction to be completed in sections. With sufficient follow-on financing, our goal is to initiate full capacity production, using the roll-to-roll processing system, by the end of 2007. In addition, we are pursuing OEM relationships with companies that may be interested in converting their existing manufacturing facilities to manufacture solar cells if our manufacturing process is successful.

DayStar has developed alternative production procedures if a particular method of cell manufacturing does not translate well to the proposed manufacturing process. Some alternative production possibilities involve the substitution of one thin-film material for another, the use of another procedure, such as non-vacuum or vapor, to deposit a particular thin-film layer onto the substrate, or manufacturing our solar cell with a less-automated process. We believe that, even if particular manufacturing stages are unable to be translated to continuous on-line processing, the production cost for our solar cell will still be less than the cost of cells produced using existing batch production methods.

We intend to market and sell our solar cells at each generation of manufacture. The volume of cells being produced should increase as each generation is achieved, with corresponding reductions in manufacturing cost. Completed solar cell sheets or rolls can be cut into various shapes and packaged in a number of different ways to meet the needs of customers. DayStar’s thin-film CIGS solar cell can be made structurally (shape, size, weight, etc.) and functionally equivalent to silicon wafer cells, and will be available as a substitute for the silicon wafer cells that are currently the industry standard in nearly all power-module manufacturing operations. Module manufacturing companies create modules by packaging a number of silicon wafer cells together. Our product will offer module manufacturing companies an alternative, lower-cost solar cell that has the same efficiencies, function, shape, and size as the silicon wafer cells they now use in manufacturing.

The raw materials used in DayStar’s proposed manufacturing process consist of stainless steel, copper, indium, gallium, selenium, zinc, and silver. None of these materials has been difficult to purchase in the last two decades, nor is a shortage of any of them expected in the foreseeable future. Copper, selenium, zinc and aluminum are widely available. Indium and gallium are by-products of zinc and aluminum mining and, although not as widely available as the other elements, supplies are anticipated to be more than adequate for the foreseeable future. We do not expect the cost of all raw materials to exceed 30% of total product cost.

Markets and Customers

DayStar’s target markets and customer base will evolve with the maturity of its manufacturing operations. Initially we principally intend to focus our sales and marketing efforts in North America, Europe and Asia. We intend to later expand such efforts into South America, Africa and Australia.

We intend to target customers who are developing their own technology platforms in which our solar cell could play an important role. Such platforms include satellite, lighter-than-air and airborne vehicle power systems and lightweight power systems for battery charging. The pricing of cells for this application is at a premium relative to traditional markets and we believe the volume of cells for this technology platform could be substantial. This customer base is primarily military in nature, though there are also commercial ventures interested in each of these technology platforms. We believe this customer base will potentially be a source of early revenue.

In addition to providing product to specialized customers, we plan to make solar cells for testing and for packaging into modules by one or more of our prospective module manufacturing customers. In this way, we plan to establish customer relationships early in the product-testing phase and may obtain valuable feedback on various elements of our product and its utility.

As our manufacturing operations mature to higher production capacity with each manufacturing process, we plan to expand our module manufacturing customer base and further develop sales and marketing relationships. At DayStar’s anticipated early production cost, module manufacturing companies may potentially realize an immediate cost savings by employing DayStar’s solar cells in their manufacturing operations. DayStar’s solar cells can be configured, at a negligible cost to DayStar, to be compatible with various existing module structures. Therefore, the module manufacturers would simply be replacing an existing high-cost wafer-Si solar cell with DayStar’s lower-cost thin-film CIGS solar cell, without any need to re-design their modules, or their manufacturing process, and without any substantial change in product performance.

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

Intellectual Property; Research and Development

Solar cells work by capturing incident sunlight that passes through the transparent conductor and into the CIGS layer where it is absorbed. The absorption process liberates positive and negative carriers of electricity that move in opposite directions toward the back and front metal contacts where they are collected and generate current. Each CIGS solar cell is expected to produce about one-half volt of electricity. The current generated by the solar cell will be related to the surface area that receives the incident sunlight. Solar cells are thus connected in series in order to add their voltages, much like batteries in a flashlight. A typical PV module will have 36 cells connected together resulting in approximately 20 volts at the output terminals.

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

The fabrication of our solar cells will be accomplished in two distinct steps: (1) solar cell foil stack fabrication; and (2) solar cell finishing, including metal grid application, cutting, and testing. This modularity is beneficial in that unfinished solar cell material may also be sold or shipped as a product to customers/partner facilities where they will complete the cell finishing process.

We rely to a limited degree on patent protection to protect our proprietary technology. One provisional patent application was filed in 2004 and two other patent applications are presently under preparation. We are in the process of negotiating a non-exclusive license to National Renewable Energy Laboratory patents that may relate to DayStar’s manufacturing process. We have filed Intent to Use trademark applications for LightFoil™, Aloft™, LightPak™, TerraFoil™, and Integrate™.

We also own two United States patents relating to concentrating PV optics and packaging design. These patents are not used in our solar cell or our proposed manufacturing process. We believe these patents will become useful if the Gen-III manufacturing is successful and we become involved in large-scale electricity projects. Five corresponding foreign patents have been issued, and six corresponding foreign patent applications are pending. If we exploit these concentrator patents, we will owe certain royalty payments to our co-founder Dr. Eric Cole.

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

Research and development expenses were $1,091,726 in 2004 and $190,398 in 2003. We expect research and development expenses to increase in 2005 as we expect a full year of development effort at the Halfmoon facility.

Competition

Our product, a flexible, efficient, inexpensive solar cell, will compete with current solar cell technologies (such as the conventional crystalline silicon solar cells and other thin-film cell and module technologies), other “clean” renewable energy technologies (for example, wind, ocean thermal, ocean tidal, and geo-thermal power sources), and conventional fossil fuel based technologies for the production of electricity. We expect our primary competition will be within the solar cell marketplace. Barriers to entering the solar cell manufacturing industry include the technical know-how required to produce solar cells that maintain acceptable efficiency rates. In addition, any new solar cell technology would probably need to demonstrate several years of successful testing prior to widespread market acceptance.

A variety of competing solar cell technologies are being developed by a number of companies. Such technologies include amorphous silicon, cadmium telluride and copper indium diselenide as well as advanced concepts for both bulk ingot-based and thin film crystalline silicon. Any of these competing technologies may achieve manufacturing costs per watt lower than the cost per watt to manufacture our CIGS solar cells.

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

A number of large companies are actively engaged in the development, manufacturing and marketing of solar electric power products. The five largest PV cell suppliers are Sharp Corporation, BP Solar, Q-Cells Shell Solar, and Kyocera Corporation, which together supply over half of the current PV cell market. All of these companies have greater resources to devote to research, development, manufacturing and marketing than we do. However, of these four companies, only Shell Solar is believed to be working on a CIGS technology. Shell’s thin-film CIGS solar cell project utilizes cell integration on glass to produce a complete module product, not a cell product. DayStar believes its single cell product design and mass production using a stainless steel substrate will offer competitive advantages to DayStar.

There are also several small companies working to manufacture CIGS solar cells. Global Solar, LLC in Tucson, Arizona is pursuing roll-to-roll non-continuous manufacturing of integrated panels on plastic substrates, and discrete solar cells on stainless steel. One emerging company, Miasole, is considering a manufacturing approach somewhat similar to DayStar’s. Although Miasole has experience in continuous processing, it has very limited experience with the PV industry and the properties of solar cells. DayStar believes its competitive advantages will emerge due to its thin-film CIGS solar cell design, the efficiency and scale of its proposed manufacturing process, and DayStar’s extensive experience and research regarding the properties of thin-film CIGS solar cells.

Employees/Consultants

We currently have seventeen full-time and two part-time employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

Corporate Information

DayStar Technologies, Inc., a Delaware corporation, was formed in February 1997. In June 1997, we acquired all the assets of CoGen Solar, LLC, an Arizona limited liability company organized in 1996 by Dr. John R. Tuttle and Dr. Eric Cole. We have one subsidiary, DayStar Solar LLC, a Colorado limited liability company, that resells and installs solar electricity systems for residential customers in Northern California. Our website is located at www.daystartech.com. The information on or that can be accessed through our website is not part of this Annual Report on Form 10-KSB.

Item 2.    Description of Property

We currently lease approximately 18,000 square feet of space in Halfmoon, New York under a five-year lease that expires on July 1, 2009. The leased space is currently used for research and development, production, marketing and administration, and serves as our corporate headquarters.

In addition, we lease approximately 3,000 square feet of office space in Grass Valley, California under a three-year lease that expires on July 31, 2005, with an option to renew for an additional three-year period. The leased space is currently used by DayStar Technologies, Inc. for prototype production, and is used by our solar systems subsidiary, DayStar Solar, LLC.

We intend to use our cash resources in the development of our core business. We maintain an investment policy establishing parameters for the investment of any excess cash. Our investment policy permits investments that primarily preserve capital, minimize risk of principal loss and provide sufficient liquidity to meet our daily cash requirements. Our cash reserves are invested consistent with this policy in interest bearing accounts and government securities. As of the date of this report, we have no investments in publicly traded securities, real estate, mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3.     Legal Proceedings

There are at present no legal proceedings pending against us.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

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

The following tables set forth the high and low closing sales prices, per share or warrant, for our Common Stock and Warrants as reported by NASDAQ for each quarter since the stock began trading on March 22, 2004:

Common Stock “DSTI”
Fiscal Quarters	High	Low
March 31, 2004	$2.59	$2.33
June 30, 2004	$3.56	$2.05
September 30, 2004	$2.99	$1.70
December 31, 2004	$3.27	$2.33

Class A warrant “DSTIW”
Fiscal Quarters	High	Low
March 31, 2004	$0.93	$0.56
June 30, 2004	$0.85	$0.50
September 30, 2004	$0.74	$0.30
December 31, 2004	$0.79	$0.60

Class B warrant “DSTIZ”
Fiscal Quarters	High	Low
March 31, 2004	$0.84	$0.60
June 30, 2004	$0.65	$0.26
September 30, 2004	$0.32	$0.10
December 31, 2004	$0.35	$0.20

Holders

As of March 15, 2005, there were approximately 40 holders of record of our common stock and one holder of record of our Class B common stock.

Dividends

We have never declared or paid any dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business. Any future decision to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors our board of directors may deem relevant. There are currently no restrictions that limit our ability to pay dividends on our capital stock.

Equity Compensation Plan Information

This following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plan, our 2003 Equity Incentive Plan. The information in this table is as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available
Equity compensation plans approved by security holders(1)	140,100	(2)	$2.63	351,398
Equity compensation plans not approved by security holders(3)	135,000		6.25	0

Total	275,100		$4.46	351,398

(1)	Our 2003 Equity Incentive Plan permits the issuance of restricted stock, stock units, options to purchase our common stock, or stock appreciation rights, not to exceed 1,050,000 shares of our common stock, to employees, outside directors, and consultants.
(2)	Does not include 558,502 shares of restricted stock granted in 2003 under our 2003 Equity Incentive Plan to certain of our officers, employees and consultants.
(3)	In connection with the IPO, the Company issued warrants to purchase 25,000 shares of common stock to a consultant at $7.50 having a term of 10 years. In April 2004, the Company agreed to issue 110,000 warrants to consultants to purchase common stock at prices ranging from $4.12 to $8.25, vesting in varying amounts to January 2005.

Use of Proceeds From Sales of Registered Securities

On February 5, 2004, the SEC declared effective our Registration Statement on Form SB-2 (Reg. No. 333-110337), and we closed our initial public offering of 2,100,000 units on February 11, 2004. Each unit consisted of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. The managing underwriter of our initial public offering was Paulson Investment Company, Inc. The initial public offering price was $5.00 per unit. The gross proceeds of the offering were $10,500,000. Our net proceeds from the offering, after deducting the underwriter’s discount of $840,000 and other fees and expenses, aggregated $8,282,250. On March 5, 2003 the underwriters exercised a portion of their over-allotment option to purchase 18,500 additional units at the initial public offering price, resulting in additional offering proceeds of $92,500. After deducting estimated offering expenses and underwriting discounts, we received $74,308 of net proceeds.

As of December 31, 2004, we had applied proceeds form the initial public offering as follows:

Research and development	$1,075,828
Capital equipment	1,839,017
Sales and marketing	77,043
General corporate expenses	1,134,427

Total	$4,126,315

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

On February 6, 2004, we successfully completed an initial public offering of 2.1 million units. A unit consists of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants, each warrant to purchase one share of common stock. The net proceeds from the offering, after deducting underwriting fees and offering expenses, were $8.4 million. The proceeds are being used to fund (1) research and development expenses to further develop and refine our proprietary thin-film solar cell fabrication processes, (2) purchase capital equipment to create development-scale vacuum deposition hardware, measurement and test equipment, and solar cell packaging hardware, (3) fund general sales and corporate expenses, and (4) pay outstanding obligations.

Our revenues to date have been derived from government contracts, the sale of sample quantities of CIGS solar cells manufactured by others under DayStar’s direction and, more recently, from services rendered by our sole subsidiary, DayStar Solar, LLC, which is engaged in the business of reselling and installing solar electricity systems for residential customers in Northern California. In March 2005, the Governor of California announced his support for bills introduced in California’s legislature to create an incentive fund to encourage residential and commercial solar installations. Future revenue from our subsidiary’s sales and installation services may be dependent on the continuation of preferred financing and other government subsidies for residential solar power installations in California, and as a result may fluctuate significantly.

Although we intend to continue to pursue government contracts for military and other applications, we only expect de minimus revenue from such contracts or other sources in 2005. Subsequent to the end of the year, in January 2005, the New York State Energy Research and Development Authority (NYSERDA) awarded us a $1,000,000 competitive grant. Payment of the award will be in phases as DayStar meets facility scale-up and production milestones to produce commercially solar cells. Under the contract, the first $250,000 is based on completion of the production facility at HalfMoon. The next $350,000 is based on meeting certain production capacity milestones, which are expected to be met in 2005. The final $400,000 is based on product sales coupled with DayStar’s commitment to a new facility at the Saratoga Technology + Energy Park. While we will continue to pursue similar cost-sharing government contracts in the future, there can be no assurance that we will obtain such funds.

As a result of the investment required to develop our proposed manufacturing processes, our selling, general and administrative expenses, and research and development expenses have increased substantially in 2004 and will continue into 2005 as we hire new personnel and invest in new equipment. While we expect some level of product revenue in the later part of 2005 as we increase the throughput on Gen-I and II production lines, we anticipate that our net losses will increase substantially as a result of these increased expenses until the latter part of 2005.

To date, we have historically funded our operations principally from government contracts and the sale of equity securities. We expect to be dependent on additional capital infusions to execute our business plan, and will require additional capital to complete Generations II, III and IV of our development plan. If adequate capital resources are not available to us, we will be forced to reduce, curtail or terminate operations.

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

Revenue Recognition. DayStar recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

Patents. Patent costs incurred to prosecute patents developed by us are expensed as incurred. Patent costs paid to obtain patents from third parties are capitalized and amortized over the life of the patent. We review the functional life of our patents on a regular basis. If it is determined that the functional life is less than the legal life we would accordingly change the amortization period to the functional life. As of December 31, 2004, we had amortization of $17,655 on $52,950 of patent costs capitalized.

Long-lived Assets. Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes monitoring our manufacturing costs and significantly increasing sales. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods.

Non-employees Equity Grants. In April 2004, the Company granted warrants to purchase common stock to two consultants. DayStar accounts for stock-based compensation for non-employees under Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 requires that options, warrants, and similar instruments, which are granted to non-employees for goods and services, be recorded at fair value on the grant date. Fair value was determined using the Black-Scholes option-pricing model and using the criteria set forth in SFAS No. 123.

Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning August 1, 2005. The Company has not yet completed its evaluation, but expects the adoption to have an effect on the financial statements similar to the pro-forma effects as disclosed in Note 1 to the accompanying financial statements.

In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company’s financial statements.

The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company’s financial statements.

Results of Operations

Comparison of Years Ended December 31, 2004 and 2003

Revenues. Our total revenues were $157,412 for the year ended December 31, 2004 compared to $74,034 for the year ended December 31, 2003, an increase of $83,378. All of our revenues were from the sale of residential solar systems by our subsidiary DayStar Solar, whose initial sales began in the third quarter of 2003. There was no revenue from the sale of solar cells or from research revenues for the years ended December 31, 2004 and 2003.

Cost of revenues. Our cost of product revenues was $145,550 for the year ended December 31, 2004 compared to $69,012 for the year ended December 31, 2003 an increase of $76,538. In 2004, product revenue generated $11,862 in gross profit compared to $5,022 for the year ended December 31, 2003.

Selling, general and administrative. Selling, general and administrative expenses were $1,451,718 for the year ended December 31, 2004 compared to $455,864 for the year ended December 31, 2003, an increase of $995,854 or 218%. The increase in selling, general and administrative expenses reflects the increased activity since the IPO in February 2004. The increase in selling, general and administrative expenses resulted primarily from increased salaries and costs related to conducting business as a public company and recruiting new employees. In addition, subsequent to the IPO, we moved our corporate headquarters and principal development and production facilities from Grass Valley, California to Halfmoon, New York.

Research and development expenses. Research and development expenses were $1,091,726 for the year ended December 31, 2004 compared to $190,398 for the year ended December 31, 2003, an increase of $901,328 or 473%. Research and development expenses increased due to an increase in the number of employees, recruiting new employees and increased development activities related to creating the capability to manufacture photovoltaic cells. We expect research and development expenses to increase in 2005 as additional engineering personnel are added.

Equity-based compensation. Equity-based compensation was $1,493,383 for the year ended December 31, 2004 compared to $746,892 for the year ended December 31, 2003, an increase of $746,491. During the later part of 2003, we adopted an Equity Incentive Plan to enable employees, outside directors and consultants to acquire an equity interest in DayStar. As a result of grants of restricted stock to various officers and employees under the Plan during 2003, we recorded a non-cash expense of $1,266,107 for the year ended December 31, 2004 compared to $746,892 for the year ended December 31, 2003. Included in the expense for the year ended December 31, 2004 is $227,276 related to warrants issued to consultants.

Depreciation and amortization. Depreciation and amortization expenses were $103,981 for the year ended December 31, 2004 compared to $78,962 for the year ended December 31, 2003, an increase of $25,019.

Depreciation and amortization expense increased primarily as a result of capital equipment being placed in service in the Halfmoon facility during the later part of 2004.

Interest expense. Interest expense was $612,331 for the year ended December 31, 2004 compared to $53,799 for the year ended December 31, 2003, an increase of $558,532. In February 2004 we recognized a non-cash interest expense of $506,650 related to the conversion of the equity unit subscriptions from debt to equity and $67,687 related to the charge off of deferred financing costs. Other interest costs result from financing costs on capital lease obligations.

Other income (expense). Other income was $75,382 for the year ended December 31, 2004 compared to $4,670 for the year ended December 31, 2003. The increase is a result from the investment of excess funds from the initial public offering in interest bearing instruments.

Net loss. Our net loss was $4,665,895 for the year ended December 31, 2004 compared to a loss of $1,516,223 for the year ended December 31, 2003. The increase in net loss was due primarily to the investment required to develop our process for manufacturing photovoltaic cells in our initial production facility, in addition to an increase in selling, general and administrative activity, equity-based compensation expense, and interest expense recorded as a result of the conversion of the equity unit subscriptions to common stock. In view of the level of expenditures required to sustain operations without significant product or research revenue anticipated in 2005, we also expect to experience a significant net loss for 2005.

Liquidity and Capital Resources

Liquidity. At December 31, 2004, our cash and cash equivalents and investments totaled $4,246,742. During the first quarter of 2004, we successfully completed our initial public offering, which generated net proceeds of $8,356,559.

Net cash used in operating activities was $2,748,265 for the year ended December 31, 2004 compared to $74,341 for the year ended December 31, 2003. The activity for the year ended December 31, 2004 is primarily the result of operating expenses paid in cash of $1,451,718 for selling, general and administrative expense, and $1,091,726 for research and development expenses. Since the IPO in February 2004, we have invested in expanding operations in Halfmoon, New York, and hired personnel and consultants to begin production and sales of our thin-film solar cells. In addition, for the year ended December 31, 2004, we reduced accrued expenses by $209,614, primarily due to the payment of back wages payable to officers of the Company.

Net cash used in investing activities for the year ended December 31, 2004 was $5,785,292. At December 31, 2004 we had short-term investments of $3,930,701. Expenditures for equipment purchases for 2004 were $1,854,591. We are purchasing equipment and adapting the Halfmoon facility to establish our initial production lines in New York.

Net cash provided from financing activities was $8,784,619 during the year ended December 31, 2004. We generated $8,978,361 of proceeds from the IPO in 2004, which was offset by the deferred offering cost of $621,802 at December 31, 2003, netting $8,356,559. During 2004, we borrowed an additional $130,000 from the representative of the underwriters, for a total owed of $230,000. These borrowings were repaid from the proceeds of the IPO. In addition, during the year ended December 31, 2004, we incurred $53,350 in expenses in registering the securities issued in satisfaction of the Subscription Agreements.

Capital Resources. We have historically financed our operations primarily from proceeds of the sale of equity securities, revenues received under research and development contracts, non-cash compensation arrangements and equipment lease financing. We presently do not have a credit facility with a lending institution.

In January 2005, the New York State Energy Research and Development Authority (NYSERDA) awarded us a $1,000,000 competitive grant. Payment of the award will be in phases as DayStar meets facility scale-up and production milestones to commercially produce solar cells. Under the contract, the first $250,000 is based on completion of the production facility at HalfMoon. The next $350,000 is based on meeting certain production capacity milestones, which are expected to be met in 2005. The final $400,000 is based on product sales coupled with DayStar’s commitment to a new facility at the Saratoga Technology + Energy Park. In the past, we were awarded government research contracts to develop our thin-film and concentrating PV technologies. While we expect to continue to pursue similar cost-sharing government research contracts in the future, there can be no assurance that we will obtain such funds.

We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. We expect that our available cash balance, including the proceeds from the IPO, monies from New York state incentives, equipment financing and the projected small amounts, if any, of cash that may be generated from operations, will be sufficient to finance our activities only until the end of 2005, before which time we will need to raise additional capital to sustain operations at current levels. By the end of 2005, we expect to be in production with our initial Gen-I and Gen-II manufacturing processes in the Halfmoon facility and will be developing a next generation partially-continuous pallet manufacturing process. Although product sales may generate some cash flow during 2006, we will require significant additional financing to fund further capital expenditures related to expansion of our manufacturing operations, especially as we approach implementation of the Gen-III partially-continuous pallet manufacturing process.

Without additional financing, the Company would need to delay certain of these activities and defer certain capital expenditures currently planned at the Halfmoon facility. The Company’s financing plan includes (1) evaluating the likelihood of converting the Class A public warrants to common stock, (2) obtaining private equity funding, (3) completing a secondary public offering or (4) obtaining debt financing. The Company expects to determine which financing alternative or alternatives to employ by the end of the second quarter 2005. Such financing may not be available to us on terms that are acceptable to us, if at all, and any new equity financing may be dilutive to our stockholders. If such funds are not available, the Company will be required to reduce or curtail research and development efforts to generate positive cash flow at the manufacturing operations at the Halfmoon facility.

Capital Commitments. At December 31, 2004, we had outstanding $550,000 of purchase orders for equipment and factory build-out. The equipment is expected to be received during the first quarter of 2005. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our President and Chief Executive Officer, Chief Financial Officer, and a Vice President.

Off-Balance Sheet Arrangements. The Company’s only off-balance sheet obligations are for operating leases entered into in the Company’s ordinary course of business. Additional information regarding these off-balance sheet obligations is disclosed in Note 6 to the accompanying financial statements.

Risk Factors

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also refer to the other information contained in this Annual Report on Form 10-KSB, including our financial statements and the related notes.

We expect our manufacturing development work to continue on our Gen-III production line for at least another year, and our manufacturing process may not succeed or may be significantly delayed. The thin-film solar cells will be produced through a manufacturing process that has not yet been constructed or tested on a commercial scale specific to the solar cell industry. If we fail to develop successfully our thin-film manufacturing process, we will likely be unable to recover the losses we will have incurred in attempting to develop these products and technologies and may be unable to make sales or become profitable. As a result, the market price of our securities may decline, causing you to lose some or all of your investment.

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

Our products, if developed, may not achieve market acceptance. The development of a successful market for our proposed products and our ability to sell our products at a lower price per watt may be adversely affected by a number of factors, many of which are beyond our control, including but not limited to:

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

Since our inception, we have incurred net losses, including net losses of $4,665,895 for the year ended December 31, 2004, and have negative cash flows from operations. As a result of ongoing operating losses, we also had an accumulated deficit of $7,286,383 at the same date. We expect to incur substantial losses over at least the next year, and may never become profitable. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase in the near future as we seek to build our pilot manufacturing operations, develop our sales and distribution network, continue to develop our manufacturing technologies, implement internal systems and infrastructure, and hire additional personnel. These ongoing financial losses may adversely affect our stock price.

We will need to obtain additional financing to sustain operations and complete subsequent phases of our business plan, specifically Generations III and IV of our development plan. We expect that our available cash will be sufficient to finance our activities only until the end of 2005, before which time we will need to raise additional capital to sustain operations at current levels. Additional financing will likely cause dilution to our stockholders and could involve the issuance of securities with rights senior to the outstanding shares. There is no assurance that such funds will be sufficient, that the financing will be available on terms acceptable to us and at such times as required, or that we will be able to obtain the additional financing required, if any, for the continued operation and growth of our business. Any inability to raise necessary capital will have a material adverse effect on our ability to meet our projections, deadlines and goals and will have a material adverse effect on our revenues and net income.

Completing the installation of equipment in our Halfmoon manufacturing facility may require significant additional investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of delays, equipment problems, cost overruns and other start-up and operating difficulties. Our manufacturing processes use custom-built equipment. While most of the HalfMoon manufacturing facility equipment has been received, this equipment may take longer and cost more to debug than planned and may never operate as designed. If we experience any of these or similar difficulties, we may be unable to complete our pilot manufacturing lines. Without our manufacturing line, we would likely have no manufacturing capacity, revenues or earnings, and you would lose your entire investment.

We were formed in 1997 and have received only very limited government contract revenue and revenue from the sale of test products manufactured by others under our direction. There is little meaningful historical financial or other information available upon which you can base your evaluation of our business and prospects. We are currently installing our initial manufacturing facility and have not begun commercial production. In addition, at this stage in our implementation of our business plan we have less insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven. As a result, you should consider our business and prospects in light of our lack of operating history and the challenges that we will face as an early-stage company seeking to develop a new manufacturing process. If we are not able to develop our business, we will not be able to achieve our goals and could suffer economic loss or collapse, in which case you may lose your entire investment.

Our executive officers, board of directors and key employees have worked together for a limited period of time. If our management team cannot successfully work together, if they fail to develop a thorough understanding of our business on a timely basis, or if they prove unable to meet the demands of running a public company, it could result in a material adverse effect on our business, prospects, financial condition and results of operations.

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

The Class A public warrants may be redeemed on short notice. We may redeem the Class A public warrants for $0.25 per warrant (subject to adjustment in the event of a stock split, dividend or the like) on 30 days’ notice at any time after the last reported sale price per share of our common stock as reported by the principal exchange or trading facility on which our common stock trades equals or exceeds $8.50 for five consecutive trading days. If we give notice of redemption, holders of our Class A public warrants will be forced to sell or exercise the Class A public warrants they hold or accept the redemption price. The notice of redemption could come at a time when, under specific circumstances or generally, it is not advisable or possible for holders of our public warrants to sell or exercise the Class A public warrants they hold.

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

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

I tem 8A.    Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at December 31, 2004 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.    Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth certain information about each of the members of the Company’s Board of Directors and each executive officer.

Name	Age	Positions	Director Since	Expiration of Current Term
John R. Tuttle	45	Chairman, President and Chief Executive Officer	1997	2005
Robert G. Aldrich (1)(2)(3)	64	Director	2003	2005
Randolph A. Graves, Jr. (1)(2)(3)	66	Director	2003	2005
Kelly A. Lovell(1)(2)(3)	45	Director	2005	2005
Scott M. Schecter(1)(2)(3)	48	Director	2005	2005

Executive Officers
Stephen A. Aanderud	55	Chief Financial Officer and Secretary
Steven Aragon	43	Vice President, Engineering

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.

Directors

John R. Tuttle. Dr. Tuttle is the co-founder of the Company, and has served since 1997 as a director and its President and Chief Executive Officer. Dr. Tuttle was elected as our Chairman of the Board in October 2003. From 1986 to 1996, Dr. Tuttle held the position of Senior Scientist at the National Renewable Energy Laboratory where he was responsible for process and device development activities relating to thin-film solar cells. Dr. Tuttle received his B.S. in Engineering Physics from Cornell University, his M.S. in Physics from the Colorado School of Mines, and his Ph.D. in Electrical Engineering from the University of Colorado.

Robert G. Aldrich. Dr. Aldrich joined us as a director in October 2003. From 2000 to the present, Dr. Aldrich served as Chief Executive Officer and Chairman of Dirigo Energy, Inc., dba Now Power, a private energy-related risk management company. From 1995 to 2000, Dr. Aldrich was the Chief Executive Officer of Tailored Energy, Inc., which provided executive and consulting support to various businesses. From 1997 to 2000, Dr. Aldrich served as a director for TTI Technologies, Inc., from 1998 to 2000, he was the Chairman of Burstpower, Inc., and from 1999 to 2000, Dr. Aldrich was the President of Commercial Operations for Solo Energy Corp. Dr. Aldrich has served as Group Vice President for the Electric Power Research Institute. Dr. Aldrich holds a Ph.D. in Solid State Science and Technology from Syracuse University, and a Bachelor of Materials Engineering from Rensselaer Polytechnic Institute.

Randolph A. Graves, Jr. Dr. Graves joined us as a director in October 2003. From 1991 to 2005, Dr. Graves has served as Executive Consultant with Graves Technology Inc., and since 2002 has served as the acting Chief Financial Officer of Eurotech, Ltd. and since 1999 as a director of Eurotech Ltd. and HomeCom Communications Inc., (now called Global Matrechs, Inc.), an affiliate company of Eurotech. Eurotech is a public company that acquires, develops and markets chemical and electronic technologies and products for use in environmental and security markets. Dr. Graves previously served as Eurotech’s Chairman and Chief Executive Officer, and prior to joining Eurotech was the President of Graves Technology, Inc. Dr. Graves was formerly the President and Chief Executive Officer of Mosaic Multisoft Corp., a Research Leader at NASA Langley Research

Center, and Director, Aerodynamics Division, at NASA headquarters in Washington, D.C. Dr. Graves received his B.S. and M.S. degrees from Virginia Polytechnic Institute and State University, his Ph.D. from George Washington University, and his Master of Management from Stanford University’s Graduate School of Business.

Kelly A. Lovell. Ms. Lovell was elected to the board of directors on January 13, 2005. From 2000 to present she has served as President and Chief Executive Officer of the Center for Economic Growth serving upstate New York’s Tech Valley. From 1992 to 2000 she served as Senior Vice President for this organization. In her capacity as President and Chief Executive Officer, she collaborates with elected state and federal officials, business, academic and community leaders to promote the growth of the region through accomplishment of strategic initiatives, industry attraction and the provision of technology and manufacturing outreach. In 2004 Ms. Lovell was appointed to serve on the Capital District Physicians’ Health Plan Board of Directors and the Saratoga Technology and Energy Park Advisory Board. Since 2003 Ms. Lovell has served as a member of the Siena Board of Trustees, the InformZ Corporate Advisory Board, the Board of the Empire State Certified Development Corporation, and the Hudson Valley/Capital Region Board of Directors for HSBC Bank. Since 2001 Ms. Lovell has served on the High Peaks Venture Partners Advisory Board. In 2000 she was appointed by New York Governor Pataki to the Harriman Research & Technology Development Corporation Board. Since 2000 Ms. Lovell has served on the Junior Achievement of the Capital Region Board of Directors, on the Sage College President’s Council, and the University at Albany Foundation’s Counsel for Economic Outreach.

Scott M. Schecter. Mr. Schecter was elected to the board of directors on January 13, 2005. Since April 2004, Mr. Schecter has served as an independent financial and business consultant, primarily in the alternative energy industry. From 1994-2004, Mr. Schecter served as Chief Financial Officer and Treasurer of Fuel-Tech, N.V., a publicly-traded company active in the businesses of air pollution control, fuel treatment and software, and whose customer base is comprised primarily of electric utilities and large industrial companies. He received his Bachelor of Science degree in Accounting with Distinction from State University of New York at Albany and an MBA with a double major in Finance and Entrepreneurial Management from The Wharton School, University of Pennsylvania.

The Audit Committee of the Board of Directors of the Company is composed of four non-employee directors who meet the independence standards of the Nasdaq Stock Market. The members of the Audit Committee are Scott M. Schecter, Chair, Robert G. Aldrich, Kelly A. Lovell, and Randolph A. Graves, Jr. The Board has determined that Mr. Schecter qualifies as an “audit committee financial expert” under federal securities laws by virtue of his relevant experience and is independent under the applicable requirements of the Securities Exchange Act of 1934.

Executive Officers

Stephen A. Aanderud. Mr. Aanderud has served as our Chief Financial Officer and Secretary since October 2003. From 2001 to 2003, Mr. Aanderud was an independent financial consultant. He served as Chief Financial Officer of Oregon Baking Company, a private multi-location bakery-café retailer, from April to October of 1999. In October 1999, a portion of Oregon Baking Company’s operations were sold to Tri-Brands, Inc., and Mr. Aanderud served as Chief Financial Officer of Tri-Brands, Inc. from October 1999 to 2001. Oregon Baking Company became involved in a bankruptcy proceeding in December 1999. Mr. Aanderud was the President, Chief Financial Officer, and a director of Thrustmaster, Inc., a public computer peripheral company, from 1993 to 1998. Mr. Aanderud was with Arthur Andersen & Co. for nine years, and is a certified public accountant. Mr. Aanderud received his B.S. in Business Administration from Portland State University.

Steven Aragon. Dr. Aragon has served as our Vice President of Engineering since June 2004. From 2002 to 2004, Dr. Aragon served as Program Manager of DC Plasma Power Products at Advanced Energy Industries, a company engaged in the design, manufacture and support of a comprehensive suite of power products critical to the high-tech manufacturing of semiconductors, flat panel displays, data storage products, compact discs, digital video discs, architectural glass, and other advanced product applications. From 1998 to 2002, Dr. Aragon served as Director of Process Engineering and Applications at SciVac/Optcom, a fiber optics company. Dr. Aragon earned an Ph.D. in Physical Chemistry from the University of California; an MBA in Finance from Santa Clara University; a MS degree in Chemistry from the University of California; and a BA degree in Chemistry from the University of Northern Colorado.

We have adopted a code of ethics that is applicable to our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics can be found under the heading “Policy on Business Ethics for Directors, Officers and Employees” on our website at www.daystartech.com.

Director Compensation

Prior to 2003, directors were not compensated for their service on the board.

Beginning in 2003, non-employee directors received an annual fee of $6,000 per year payable quarterly in arrears, plus a $1,000 meeting fee for each meeting of the board of directors or a board committee the director attends. In addition, upon election to the board, non-employee directors received a fully vested option to purchase 6,000 shares of DayStar common stock under the DayStar Equity Incentive Plan. For each completed year of service as a director, non-employee directors were granted a fully vested option to purchase 3,000 shares of DayStar common stock after the annual meeting of stockholders.

Beginning in December 2004 in addition to the above, the audit committee chairman will receive an annual fee of $4,500 per year payable quarterly in arrears, plus a $1,500 meeting fee for each meeting of the audit committee the director attends. In addition, beginning in December 2004, for each completed year of service as a director, the grant to non-employee directors of fully vested option to purchase shares of DayStar common stock was increased from 3,000 to 4,500 shares.

Employment Agreements

Each officer serves at the discretion of our board of directors. We have entered into employment agreements with John R. Tuttle, our President and Chief Executive Officer, Steven Aragon, our Vice President of Engineering, and Stephen A. Aanderud, our Chief Financial Officer and Secretary. Under each such employment agreement, the executive is entitled to participate in an annual bonus and long-term incentive award program, if and when such program is adopted by the Board. Each executive’s receipt of bonus compensation is within the sole discretion of the board of directors, and we have the right to alter, amend or eliminate all or any part of any bonus or incentive plans at any time, without compensation. Each executive is also entitled to participate in all or our employee benefit plans. We may terminate each agreement at any time for “cause” or in the event of the executive’s disability or death. If we terminate “without cause,” Dr. Aragon or Mr. Aanderud is entitled to three months’ base salary and Dr. Tuttle is entitled to six months’ base salary, in addition to any other benefits which have been earned or become payable as of the date of the termination. In the event that the agreement is terminated because of death or disability, we will continue to pay the executive’s full salary through the end of the month in which his period of employment ends, together with any benefits which have been earned or become payable as of the termination date. As part of each agreement, the executive has signed a nondisclosure, developments and nonsolicitation agreement, in which he agrees, among other things, to protect our confidential information, not to solicit our employees, and not to breach any agreements with third parties.

Dr. Tuttle’s agreement is for an initial three-year term ending on October 31, 2006. The agreement is automatically extended for successive one-year periods unless either party gives the other 30 days prior notice that it elects not to extend the agreement. Under the agreement, Dr. Tuttle receives a base salary of $150,000 per year. Dr. Tuttle’s agreement provides that he will also receive incentive salary equal to one-tenth of DayStar’s adjusted net profits, not to exceed two hundred percent of his base salary, and the use of an automobile during the term of the agreement.

Dr. Aragon’s agreement is for an initial one-year term, ending on June 1, 2005. The agreement is automatically extended for successive one-year periods unless either party gives the other 30 days prior notice that it elects not to extend the agreement. Under the agreement, Dr. Aragon receives a base salary of $130,000 per year.

Mr. Aanderud’s agreement is for an initial one-year term, ending on October 21, 2004. The agreement is automatically extended for successive one-year periods unless either party gives the other 30 days prior notice that it elects not to extend the agreement. Mr. Aanderud base salary was increased from $96,000 to $110,000 per year effective January 1, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on the Company’s review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to the Company’s knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2004 were complied with, except that one stock option grant to each of Dr. Graves, Dr. Aldrich, Dr. Aragon and Mr. Aanderud, reported on Form 5’s on February 14, 2005, should have been reported on Form 4’s on June 24, 2004 for Dr. Aldrich, Dr. Graves and Dr. Aragon and on December 16, 2004 for Mr. Aanderud.

Item 10.	Executive Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our President and Chief Executive Officer for services rendered in all capacities to DayStar during each of the three years ended December 31, 2004. We had no other named executive officers during the three years ended December 31, 2004.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation			All Other Compensation
Name and Principal Position	Year	Salary		Bonus	Restricted Stock Awards	Security Underlying Options/SAR	LTIP Payouts
John R. Tuttle	2004	$343,500	(1)	—	—	—	—	$1,086	(2)
President and Chief Executive	2003	$74,850		—	$280,000	—	—	$3,122	(2)
Officer	2002	$79,200		—	—	—	—	$4,100	(3)

(1)	Includes $152,000 paid in 2004 for back wages accrued prior to 2002 and $41,500 paid in 2004 for back wages accrued in 2003.
(2)	Medical premiums paid by DayStar
(3)	Moving expenses for move to Grass Valley, California.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of March 8, 2005, with respect to the beneficial ownership of the Company’s Common Stock and Class B Common by each person who is known to the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Stock or Class B Common, by each nominee for director, by the named executive officer, and by all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting power and sole investment power. Each beneficial owner of shares of Class B Common is deemed by the Securities and Exchange Commission to be a beneficial owner of Common Stock on an as converted basis because the Class B Common is immediately convertible into Common Stock. Therefore, in indicating a person’s beneficial ownership of shares of Common Stock, it has been assumed that such person has converted into Common Stock all shares of Class B Common of which such person is a beneficial owner. For these reasons, the table contains duplications in the numbers of shares and percentages of Common Stock and Class B Common.

Name and Address of Beneficial Owner	Class of Securities Owned	Number of Shares Beneficially Owned	Percent of Class
John R. Tuttle 13 Corporate Drive Halfmoon NY 12065	Common	482,830	13.8
Stephen A. Aanderud 13 Corporate Drive Halfmoon NY 12065	Common	15,500	*
Robert G. Aldrich (1) 13 Corporate Drive Halfmoon NY 12065	Common	9,000	*
Randolph A. Graves, Jr. (1) 13 Corporate Drive Halfmoon NY 12065	Common	9,000	*
Kelly A. Lovell (2) 13 Corporate Drive Halfmoon NY 12065	Common	6,000	*
Scott M. Schecter (2) 13 Corporate Drive Halfmoon NY 12065	Common	6,000	*
Chester L.F. Paulson and Jacqueline M. Paulson, as joint tenants (4) 811 SW Naito Parkway, Suite 200 Portland OR 97204	Common	1,015,156	22.5
Ramius Capital Group, LLC 666 Third Avenue, 26th Floor New York, NY 10017	Common	213,775	6.1
Eric Cole 5438 Gladewright Drive Centreville, VA 20120	Common	173,334	5.0
Interface, Inc. Suite 165 100 Chastain Center Blvd. Kennesaw, GA 30114	Class B common stock	29,000	1.6	(3)
All Directors and Executive Officers as a group (seven persons)	Common	528,330	15.0

*	Less than one percent.

(1)	Dr. Aldrich and Dr. Graves were each granted an exercisable option to purchase 6,000 shares of common stock when they joined the Board of Directors in October 2003 and received an additional grant exercisable to purchase 3,000 shares of common stock in June 2004.
(2)	Ms. Lovell and Mr. Schecter were each granted an exercisable option to purchase 6,000 shares of common stock when they joined the Board of Directors in January 2005.
(3)	Class B common stock ownership percentage reflects a 2-for 1 split of the Common Stock effective on December 2, 2003.
(4)	Mr. and Mrs. Paulson jointly own 11,340 representative warrants and Paulson Capital Corp. owns 129,949 representative warrants. Each representative warrant allows the owner to purchase one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. In addition, Paulson Capital Corp. owns 450,000 Class B public warrants.

Item 12.	Certain Relationships and Related Transactions

None.

Item 13.	Exhibits

Exhibit No.		Description

3.1		Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

3.2		Amendment to Registrant’s Amended and Restated Certificate of Incorporation effective December 31, 2003 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

3.3		Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.2		Form of Class A Public Warrant (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.3		Form of Class B Public Warrant (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.4		Form of Unit Certificate (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.5		Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.6		Form of Representative’s Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.1	*	Employment Agreement with John R. Tuttle, dated October 31, 2003 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.2	*	Employment Agreement with Stephen A. Aanderud, dated October 21, 2003 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

Exhibit No.		Description

10.3*		Employment Agreement with J. Peter Lynch, dated October 31, 2003 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.4		Form of Indemnification Agreement between the Registrant and its directors (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.5		Form of Indemnification Agreement between the Registrant and its officers (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.6*		2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.7*		Form of Employee Incentive Stock Option Agreement related to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.8*		Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.9		Industrial Lease Agreement between the Registrant and Johnson Family Trust dated July 8, 2002 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.10

Intellectual Property Assignment Agreement between the Registrant and Dr. Eric Cole dated December 8, 1998 (incorporated by reference to Exhibit 10.10 to our Registration Statement on

Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.11		Receipt between Registrant and Dr. Eric Cole dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.12	*	Employment Agreement with Steven Aragon, dated June 1, 2004

10.13		Agreement between the Registrant and New York State Energy Research and Development Authority, A New York Public Benefit corporation, dated December 2 2004

14		Code of Ethics (incorporated by reference to Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2003, Commission File No. 000-50508)

21		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

Item 14.	Principal Accountant Fees and Services

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Hein & Associates LLP for 2004 and 2003.

	FY 2004	FY 2003
Audit Fees	$53,085	$77,235
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Totals	$53,085	$77,235

Audit services of Hein & Associates LLP for fiscal 2004 and 2003 consisted of the examination of the consolidated financial statements of the Company. All of the services described above were approved in advance by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2005.

DAYSTAR TECHNOLOGIES, INC.

By:	/s/ JOHN R. TUTTLE
John R. Tuttle Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 17, 2004.

Signature	Capacities	Date

/s/ JOHN R. TUTTLE John R. Tuttle	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2005

/s/ STEPHEN A. AANDERUD Stephen A. Aanderud	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2005

/s/ ROBERT G. ALDRICH Robert G. Aldrich	Director	March 17, 2005

/s/ RANDOLPH A. GRAVES, JR. Randolph A. Graves, Jr.	Director	March 17, 2005

/s/ KELLY A. LOVELL Kelly A. Lovell	Director	March 17, 2005

/s/ SCOTT M. SCHECTER Scott M. Schecter	Director	March 17, 2005

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

DayStar Technologies, Inc.

Halfmoon, New York

We have audited the accompanying consolidated balance sheet of DayStar Technologies, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DayStar Technologies, Inc. and Subsidiary as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/    HEIN & ASSOCIATES LLP

Denver, Colorado

March 3, 2005

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$316,041
Investments	3,930,701
Prepaid expense and other	16,422

Total current assets	4,263,164
Property and Equipment, at cost,	2,127,054
Less accumulated depreciation and amortization	(196,245)

Net property and equipment	1,930,809
Other Assets
Patents (net of amortization of $17,655)	35,295
Security deposits	22,113

Total other assets	57,408

Total Assets	$6,251,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$545,391
Wages payable	50,163
Capital lease obligations, current portion	46,641
Accrued expenses	41,083
Deferred gain	7,000

Total current liabilities	690,278
Long-Term Liabilities:
Capital lease obligations	119,957
Deferred gain	16,333

Total long-term liabilities	136,290

Commitments and Contingencies (Note 6)	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 19,850,000 shares authorized; 3,491,830 shares issued and outstanding	34,918
Common stock Class B, $.01 par value; 150,000 shares authorized, convertible to common stock; 29,000 shares issued and outstanding	290
Additional paid-in capital	12,903,377
Deferred equity compensation	(227,389)
Accumulated deficit	(7,286,383)

Total stockholders’ equity	5,424,813

Total Liabilities and Stockholders’ Equity	$6,251,381

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003
Product Revenues	$157,412	$74,034
Cost of Product Revenues	145,550	69,012

Gross Profit	11,862	5,022
Operating Expenses:
Selling, general and administrative	1,451,718	455,864
Research and development	1,091,726	190,398
Equity based compensation	1,493,383	746,892
Depreciation and amortization	103,981	78,962

Total operating expenses	4,140,808	1,472,116
Other Income (Expense):
Interest expense	(612,331)	(53,799)
Other income (expense)	75,382	4,670

Total other income (expense)	(536,949)	(49,129)

Net Loss	$(4,665,895)	$(1,516,223)

Weighted Average Common Shares Outstanding (Basic and Diluted)	3,350,636	819,249

Net Loss Per Share (Basic and Diluted):	$(1.39)	$(1.85)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Stockholder Receivable	Deferred Equity Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, January 1, 2003	395,834	$3,958	106,332	$1,063	29,000	$290	$1,083,752	$(188,000)	—	$(1,104,265)	$(203,202)
Cancellation of shares and related receivable	(47,000)	(470)	—	—	—	—	(187,530)	188,000	—	—	—
Conversion of Class A stock	212,664	2,127	(106,332)	(1,063)	—	—	(1,064)	—	—	—	—
Stock issued to employees for services	580,502	5,805	—	—	—	—	2,316,203	—	(2,322,008)	—	—
Forfeiture of stock issued to employees for services	(22,000)	(220)	—	—	—	—	(87,780)	—	88,000	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	746,892	—	746,892
Net loss	—	—	—	—	—	—	—	—	—	(1,516,223)	(1,516,223)

BALANCES, December 31, 2003	1,120,000	11,200	—	—	29,000	290	3,123,581	—	(1,487,116)	(2,620,488)	(972,533)
Stock issued in connection with IPO	2,118,500	21,185	—	—	—	—	8,335,374	—	—	—	8,356,559
Equity unit subscription conversion	253,330	2,533	—	—	—	—	1,210,766	—	—	—	1,213,299
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	1,266,107	—	1,266,107
Issuance of warrants for services	—	—	—	—	—	—	233,656	—	(233,656)	—	—
Amortization of warrants issued for services	—	—	—	—	—	—	—	—	227,276	—	227,276
Net loss	—	—	—	—	—	—	—	—	—	(4,665,895)	(4,665,895)

BALANCES, December 31, 2004	3,491,830	$34,918	—	$—	29,000	$290	$12,903,377	$—	$(227,389)	$(7,286,383)	$5,424,813

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(4,665,895)	$(1,516,223)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	103,981	78,962
Stock issued for compensation	1,266,107	746,892
Warrants issued for services	227,276	—
Calculated interest on conversion of equity units to common stock	506,650	—
Gain on sale/leaseback	(7,000)	(4,667)
Charge off of deferred financing costs to interest expense	67,687	8,313
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	86	153,813
Prepaid expenses and other	(30,273)	(624)
Increase (decrease) in:
Accounts payable	(7,270)	399,978
Accrued expenses	(209,614)	59,215

Net cash used in operating activities	(2,748,265)	(74,341)
Cash Flows from Investing Activities:
Investments	(3,930,701)	—
Purchase of equipment	(1,854,591)	(17,869)

Net cash used in investing activities	(5,785,292)	(17,869)
Cash Flows from Financing Activities:
Proceeds from notes payable	130,000	100,000
Payments on notes payable	(230,000)	(40,000)
Proceeds from sale of stock	8,978,361	—
Proceeds from equity unit subscription	—	760,000
Borrowings on capital leases	—	60,000
Payments on capital leases	(40,392)	(29,273)
Cost of offering	—	(621,803)
Cost of financing	(53,350)	(76,000)

Net cash provided by financing activities	8,784,619	152,924

Increase in cash and cash equivalents	251,062	60,714
Cash and cash equivalents, at beginning of year	64,979	4,265

Cash and cash equivalents, at end of year	$316,041	$64,979

Supplemental Cash Flow Information:
Cash paid for interest	$37,994	$45,486

Cash paid for income taxes	$—	$—

Non-Cash Transactions:
Equity issued for equity unit subscriptions	$760,000	$—

Equity issued for services, net	$233,656	$2,234,008

Equipment lease financing	$—	$84,000

Rescission of shares and related receivable	$—	$188,000

Conversion of Class A common stock	$—	$2,127

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation, Organization and Nature of Operations:

The accompanying consolidated financial statements include the accounts of DayStar Technologies, Inc. and DayStar Solar, LLC (formally International Energy Trading, LLC), a wholly-owned subsidiary of DayStar Technologies, Inc. All significant intercompany transactions have been eliminated in consolidation.

DayStar Technologies, Inc. (the “Company”) was formed in 1997 for the purpose of researching, developing and marketing innovative products to the renewable energy / photovoltaic industry. From its inception to present, the Company has focused primarily on concentrator photovoltaics and thin-film solar cells. The principal source of revenue for the Company has been revenue from government funded research and development contracts.

International Energy Trading, LLC (“IET”) was formed in 2001 to manufacture and sell thin-film photovoltaic products developed and patented by DayStar Technologies, Inc. IET was a dormant subsidiary until 2003 at which time the name was formally changed to DayStar Solar, LLC and the company commenced selling and installing solar energy systems.

2.    Future Operations:

The Company has experienced losses from operations and anticipates incurring substantial losses over at least the next year. The Company expects to continue to make significant capital expenditures and to increase expenses as to build pilot manufacturing operations, develop sales and distribution network, continue to develop manufacturing technologies, implement internal systems and infrastructure, and hire additional personnel.

Without additional financing, the Company would need to delay certain of these activities and defer certain capital expenditures currently planned at the Halfmoon facility. The Company’s financing plan includes (1) evaluating the likelihood of converting the Class A public warrants to common stock, (2) obtaining private equity funding, (3) completing a secondary public offering or (4) obtaining debt financing. The Company expects to determine which financing alternative or alternatives to employ by the end of the second quarter 2005.

Subsequent to the end of the year, in January 2005, the New York State Energy Research and Development Authority (NYSERDA) awarded the Company a $1,000,000 competitive grant. Payment of the award will be in phases as DayStar meets facility scale-up and production milestones to produce commercially solar cells. Under the contract, the first $250,000 is based on completion of the production facility at HalfMoon. The next $350,000 is based on meeting certain production capacity milestones, which are expected to be met in 2005. The final $400,000 is based on product sales coupled with the Company’s commitment to a new facility at the Saratoga Technology + Energy Park.

3.    Significant Accounting Policies:

Cash and Cash Equivalents—The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

Investments—Short-term investments on December 31, 2004 represent debt securities with maturities of less then one year when acquired, designated as held to maturity and stated at cost plus accrued interest. Periodically investments are evaluated to determine if impairment charges are required. No impairment charges were recognized for the year ended December 31, 2004 or 2003.

Accounts Receivable and Credit Policies—Accounts receivables consist of uncollateralized customer obligations due under normal trade terms. Payments on trade receivables are applied to the earliest unpaid invoices. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At December 31, 2004 the Company had no outstanding trade receivables. The Company recorded no bad debt expense during the year ended December 31, 2004 for trade receivables.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

Property and Equipment—Property and equipment is stated at cost. Depreciation is computed principally using an accelerated method over 3 to 5 years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income.

Patent Costs—The Company has various patents for technology developed within the company and secured from third parties. Costs for patents purchased from third parties, including legal fees, are capitalized and amortized over 15 years.

Revenue Recognition—The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

Product revenues are recognized once installation is complete and collectibility is reasonably assured.

Deferred Financing Costs—Costs incurred in connection with obtaining debt are capitalized as deferred financing costs and are amortized to interest expense over the life of the related debt. As of December 31, 2004, deferred financing costs were $0 with $67,687 of amortization expense recognized in the year ended December 31, 2004.

Deferred Offering Costs—The Company capitalizes costs associated with the issuance of stock as they are incurred. Upon issuance of the stock, such issue costs are treated as a reduction of the offering proceeds and accordingly charged to common stock. During 2004 and 2003, the Company incurred costs of $766,740 and $621,802, respectively related to an initial public offering of stock. These amounts were offset to equity upon completion of the initial public offering in February 2004.

Deferred Gain—In 2003, the Company entered into a sale/leaseback arrangement for equipment wherein the value of the equipment exceeded the costs by $35,000. The lease was recorded as a financing lease obligation and the excess was recorded as deferred revenue. The deferral is being amortized to income over the life of the lease. $7,000 was recorded as income during the year ended December 31, 2004.

Income Taxes—The Company follows Financial Accounting Standard (FAS) 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax (benefit) expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Use of Estimates—The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant estimates include the life and realization of the Company’s capitalized costs associated with its patents, the Company’s valuation allowance associated with its deferred tax asset, and the fair value of the Company’s common stock prior to the Company’s initial public offering. Actual results could differ from those estimates.

Stock-Based Compensation—The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock, stock options or other similar instruments, granted to employees is measured as the excess, if any, of the quoted market price of the Company’s

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

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

	Year Ended December 31,
	2004	2003
Expected volatility	82%	0%
Risk-free interest rate	4.83%	4.36%
Expected dividends	$—	$—
Expected terms (in years)	10	10

Note: As the Company was not a publicly traded company before February 6, 2004, 0% volatility was used in accordance with SFAS 123 for options issued to employees prior to becoming a public company.

	Year Ended December 31,
	2004	2003
Net loss, as reported	$(4,665,895)	$(1,516,223)
Pro forma stock compensation expense, net of tax benefit	(44,974)	(16,817)
Employee stock compensation under the intrinsic method	—	—

Pro forma net loss	$(4,710,869)	$(1,533,040)

Net loss per share, basic and diluted,
As reported	$(1.39)	$(1.85)
Pro forma stock compensation expense	(0.02)	(0.02)
Employee stock compensation under the intrinsic method	—	—

Pro forma	$(1.41)	$(1.87)

Loss Per Share—Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These common stock equivalents have been omitted from earnings per share because they are anti-dilutive. Basic and diluted EPS were the same for the years ended December 31, 2004 and 2003.

At December 31, 2004 common stock equivalents are comprised of:

	Common Stock	Class A public warrant	Class B public warrant	Consultant warrant	Total
Public Warrants	—	2,371,830	4,743,660	—	7,115,490
Representative’s Warrants	210,000	210,000	420,000	—	840,000
Warrants issued to consultants	—	—	—	135,000	135,000
Stock options	140,100	—	—	—	140,100

Total					8,230,590

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

At December 31, 2003, common stock equivalents were comprised of 12,000 stock options granted under the Equity Incentive Plan.

Impairment of Long-Lived Assets—In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Research and Development Costs—Research and development costs are expensed as incurred.

Fair Value of Financial Instruments—The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of the accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of capital lease obligations approximate fair value due to the proximity to the inception date.

Impact of Recently Issued Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning January 1, 2006. The Company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company’s financial statements.

The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company’s financial statements.

4.    Property and Equipment:

Property and equipment is summarized as follows:

December 31, 2004
Leasehold improvements	$241,955
Machinery and equipment	1,779,941
Office furniture and equipment	105,158

2,127,054
Less accumulated depreciation and amortization	(196,245)

Property and equipment, net	$1,930,809

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

Depreciation and amortization expense of property and equipment for the years ended December 31, 2004 and 2003 was $100,446 and $75,432, respectively.

5.    Patents:

The Company has entered into various agreements which assigned intellectual property rights to the Company (see Note 6). Patent amortization expense was $3,535 and $3,530 for the years ended December 31, 2004 and 2003, respectively. The Company evaluates the realizability of its patents based on estimated cash flows to be generated from such assets. To the extent impairment is identified, the Company will recognize a write-down of the related assets. To date, no impairment has been identified.

6.    Commitments and Contingencies:

Operating Leases—The Company leases office space in Halfmoon, New York and Grass Valley, California for approximately $9,750 and $2,352 per month respectively. The New York lease is a five-year lease that commenced July 1, 2004 for approximately 18,000 square feet of office and manufacturing space. The California lease is a three-year lease that commenced August 1, 2002. As of December 31, 2004 the Company had an operating lease for office equipment at a lease rate of $161 per month ending in August 2007.

Rent expense for the years ending December 31, 2004 and 2003 was $99,141 and $40,287, respectively.

Future minimum lease payments under operating leases are as follows:

Years Ending December 31,	Amount
2005	136,425
2006	118,932
2007	118,288
2008	117,000
2009	48,750

Total	$539,395

Capital Lease Obligations—The Company leases certain equipment under agreements classified as capital leases. Equipment under these leases has a cost of $241,463 and accumulated amortization of $137,459 at December 31, 2004. Amortization expense for capital leases for the years ending December 31, 2004 and 2003 was $52,213 and $74,688, respectively.

Future minimum lease payments under capital leases as of December 31, 2003 are as follows:

Year	Amount
2005	73,189
2006	73,189
2007	65,242
2008	6,108

Total future minimum lease payments	217,728
Less amount representing interest	(51,130)

Present value of net minimum lease payments	166,598
Less current portion	(46,641)

Total	$119,957

Employment Agreements—The Company has entered into employment agreements with four executive officers of the Company. The term of these agreements vary from one to three years. Under the agreements, the

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

executive is entitled to participate in an annual bonus and long-term incentive award program, if and when such program is adopted by the Board of Directors. The agreement with the President of the Company permits an incentive bonus equal to 10% of profits, as defined, up to two times his base salary. Minimum commitments under these agreements are $259,167 and $125,000 for each of the years ended December 31, 2005 and 2006, respectively. Amounts expensed under these agreements for the year ending December 31, 2004 were $381,833.

Litigation—The Company is from time to time subject to routine litigation incidental to its business. At the date of the financial statements no such litigation is pending.

Capital Commitments—At December 31, 2004, the Company had outstanding $550,000 of purchase orders for equipment and factory build-out. The equipment is expected to be received before the end of March 2005.

Patent Rights—In 1998, the Company purchased certain patent rights from a stockholder for a $30,000 note payable and ongoing royalty payments equal to (i) 20% of the first $1,000,000 of gross royalties collected by the Company for licenses granted under the patent rights, or from the gross proceeds of the sales of such patents, 15% of the second $1,000,000 of such gross royalties or gross proceeds, and 10% of any remaining gross royalties or gross proceeds collected, and (ii) 2% of the gross revenues collected from any and all products produced and sold by the Company under the patents. No royalty payments are required to be accrued under the agreement through December 31, 2004 as there have been no related sales or royalties. The Company paid the $30,000 note during the year ended December 31, 2003.

7.    Debt:

In August and November 2003, the Company received $760,000 through a Subscription Agreement for the purchase of units comprised of one share of the Company’s stock, a Class A warrant to purchase one share of common stock and two Class B warrants, each to purchase one share of common stock. The number of units the Company became obligated to issue in February 2004 was 253,330 and was calculated based upon the initial public offering price (see Note 8). In the event that the public offering was not successful, the subscribers had the right to convert their subscription into common stock of the Company at its fair value or a two-year promissory note with interest at 10%. At December 31, 2003 the Company had recorded the units sold as Equity Unit Subscription in the liability section of the Company’s financial statements. The 40% difference between the value of the shares received in the conversion (or $506,650) was recorded as additional interest expense in February 2004, the date of the initial public offering. In July 2004, the Company issued 253,330 shares of common stock, 253,330 Class A public warrants and 506,660 Class B public warrants in satisfaction of the obligation.

8.    Stockholders’ Equity:

Preferred Stock—The Company has authorized 3,000,000 shares of undesignated preferred stock. As of December 31, 2004 no shares have been designated or issued.

Stock Split—On December 2, 2003, the Company declared a 2-for-1 stock split. Accordingly, all common stock and common stock equivalents reflected in the financial statements and accompanying notes reflect the effect of the stock split.

Authorized Shares—On November 3, 2003, the Company approved an increase in authorized common stock from 450,000 shares to 9,850,000 shares common stock and authorized preferred stock from 150,000 shares to 3,000,000 shares of preferred stock. On December 31, 2003, the Company approved an increase in authorized common stock from 9,850,000 to 19,850,000 shares common stock. The increase in the authorized shares of common and preferred stock have been reflected in the balance sheet.

Common Stock, Class A—The Company agreed to amend its articles of incorporation and eliminated the Class A common stock designation in December 2003. The Company had outstanding 106,332 shares of Class A common stock at December 31, 2002, which was converted into 212,664 shares of common stock on November 3, 2003.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

Common Stock, Class B—The Company has authorized 150,000 shares of Class B common stock with 29,000 shares outstanding at December 31, 2004. The Class B common stockholders, as a single class, have the right to elect to the board of directors one individual who shall have visitation and participation rights but no voting rights. The Class B common stock is convertible into common stock at a current conversion rate of two for one, which may be adjusted in the event of stock or cash dividends being declared and issued to the common stockholders or in the event that additional shares of common stock are issued for less than the current conversion rate, and is mandatorily convertible into common stock in the event of an underwritten public offering in excess of $10,000,000 at no less than $6.25 per share. All other rights of the Class B common stock are comparable to the rights of the common stock. The unit price of $5.00 for common stock and warrants in the IPO was less than $6.25 and, accordingly, the common stock, Class B was not required to be converted into common stock.

Common Stock—During the year ended December 31, 2003, the Company cancelled 47,000 shares of common stock owned by an officer, director and stockholder, along with an $188,000 note receivable related to the original issuance of the shares of common stock.

In February 2004, the Company completed an initial public offering (“IPO”) selling 2,100,000 units at a price of $5.00 to the public. Each unit consisted of one share of common stock, one Class A redeemable public warrant to purchase one share of common stock, and two Class B non-redeemable public warrants, each to purchase one share of common stock. The net proceeds from the sale of the 2,100,000 units were $8,282,000 after deducting the underwriting discount and offering expenses. In March 2004, the underwriters exercised an option to purchase an additional 18,500 units at a price of $5.00 per unit for estimated proceeds of $74,000, after deducting estimated underwriting discounts and estimated offering expenses.

The common stock and Class A and Class B public warrants traded only as a unit until March 22, 2004 when the unit separated, after which the common stock, the Class A public warrants and the Class B public warrants began trading separately.

Class A public warrants—At December 31, 2004 2,371,830 Class A public warrants were outstanding. The Class A public warrants included in the units became exercisable on March 22, 2004. The exercise price of a Class A public warrant is $6.00. The Class A public warrants expire on February 11, 2009, the fifth anniversary of the closing of the IPO.

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

Class B public warrants—At December 31, 2004 4,743,660 Class B public warrants were outstanding. The Class B public warrants included in the units became exercisable on March 22, 2004. The exercise price of a Class B public warrant is $10.00. The Class B public warrants expire on February 11, 2009, the fifth anniversary of the closing of the IPO. The Company does not have the right to redeem the Class B public warrants.

Representative’s warrants—Warrants were issued to underwriters to purchase 210,000 units at $6.00. A unit consists of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. The units became exercisable February 11, 2005, one year after the closing date of the IPO, The warrants expire on February 11, 2009, the fifth anniversary of the closing of the IPO

Consultant’s warrants—In connection with the IPO, the Company issued warrants to purchase 25,000 shares of common stock to a consultant at $7.50. The warrants have a term of 10 years.

In April 2004, the Company agreed to issue 110,000 warrants to consultants to purchase common stock at prices ranging from $4.12 to $8.25, vesting in varying amounts to January 2005. The fair values of the warrants were calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 80%; risk free interest rate of 4.83% and a term of ten years. The relative fair value

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

of the warrants, $233,656, is being amortized to Equity based compensation expense over the vesting period. The amount expensed for the year ended December 31, 2004 was $227,276.

Equity Incentive Plan—In September 2003, the Company adopted an Equity Incentive Plan to enable employees, outside directors and consultants to acquire an equity interest in the Company. The Plan reserves 1,050,000 shares of the Company’s Common Stock for issuance for these purposes. Under the plan, the term of stock options shall not exceed ten years and incentive stock options shall not be granted with an exercise price of less than 100% of the fair market value of the common stock, and non-qualified stock options shall not be granted with an exercise price of less than 85% of the fair market value of the common stock, both measured at the time of grant.

In September and October 2003, the Company approved the issuance of 354,500 and 226,002, respectively, shares of common stock to employees and officers under the plan. 22,000 shares of common stock were forfeited during the year. Of the remaining shares, 90,002 shares were vested as of December 31, 2004. 315,332 shares vest during 2005 and 153,168 shares vest on January 1, 2006 and are subject to a right of repurchase in the event that service terminates. The shares were valued at $4.00 per share based upon the following factors: the price of the most recent stock issuances, the operations of the Company, the valuation of the bridge financing, the units being registered and the restricted nature of the shares granted under the Equity Incentive Plan.

For the year ended December 31, 2003, the Company recorded $2,322,008 of deferred stock-based compensation related to the issuance of these shares for services, of which $88,000 was recorded as a reduction of deferred stock-based compensation due to forfeiture of shares by an employee. Such compensation is being amortized to income as equity based compensation based on vesting periods. Amounts expensed for the period ending December 31, 2004 and 2003 were $1,266,107 and $746,892, respectively.

In October 2003, the Company granted 12,000 fully vested stock options at a $4.00 market value under the plan. In April 2004, the Company granted 16,000 stock options under the plan with an exercise price of $3.45 per share, vesting over a 48 month period. In June 2004, 58,000 stock options were granted under the plan vesting over 48 months and 6,000 fully vested stock options were granted under the plan all with an exercise price of $2.42 per share. In September 2004, 25,500 stock options were granted under the plan, with an exercise price of $2.06 per share, vesting over 48 month period. In December 2004, 22,600 stock options were granted under the plan with an exercise price of $2.54 per share, vesting over 48 month period. All grants were at the market price on the date of grant.

Following is a summary of activity under the plan for the years ended December 31, 2004 and December 31, 2003:

		Options
	Total shares	Shares	Weighted Average Exercise Price	Stock
Outstanding at January 1, 2003	—	—		—
Grants	592,502	12,000	$4.00	580,502
Shares Forfeited	(22,000)	—		(22,000)

Outstanding at January 1, 2004	570,502	12,000	$4.00	558,502
Granted	128,100	128,100	$2.50	—

Outstanding at December 31, 2004	698,602	140,100	$2.63	558,502
Available for grant at December 31, 2004	351,398

Total reserved shares	1,050,000

The weighted average fair value of options granted during 2004 and 2003 was $2.10 and $1.40, respectively.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

The following table summarizes information about the Company’s stock options at December 31, 2005

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weight Average Exercise Price
3.45-4.00	28,000	9.1	$3.69	12,000	$4.00
2.06-2.54	112,100	9.6	$2.31	7,625	$2.26

	140,100			19,625

9.    Income Taxes:

Deferred tax assets related to the Company’s operations are comprised of the following at December 31, 2004:

Deferred tax assets (liabilities):
Current—
Salary related accruals	$12,000
Non-Current—
Equity-based compensation	733,000
Tax effect of net operating loss carryforward	1,900,000
Tax effect of research and development tax credit carryforward	69,000
Long-lived assets	(21,000)

Net deferred tax assets	2,693,000
Less valuation allowance	(2,693,000)

Net deferred tax assets	$—

The valuation allowance increased by $ 1,888,000 and $546,000 for the year ended December 31, 2004 and December 31, 2003, respectively.

The Company has net operating loss carryforwards at December 31, 2004 of approximately $4,900,000, which if not utilized to reduce taxable income in future periods, will expire in the years 2012 through 2024. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. As a result of the initial public offering, a significant ownership change may have occurred.

Total income tax expense for the year ending December 31, 2004 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

Statutory rate	(34.0)%
State income taxes, net of Federal income tax benefit	(5.0)
Permanent tax differences	4.2
Other	(1.7)
Increase in valuation allowance	36.5

—%