Form 10QSB
period 2005-03-31
DAYSTAR TECHNOLOGIES INC
filed 2005-05-13
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File No. 000-50508

DayStar Technologies, Inc.

(Name of small business issuer in its charter)

Delaware	84-1390053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13 Corporate Dr Halfmoon, New York	12065
(Address of principal executive offices)	(Zip Code)

(518) 383-4600

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

At May 13, 2005, 3,491,830 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding and 29,000 shares of the registrant’s Class B Common Stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended March 31, 2005

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$472,448
Investments	1,755,939
Prepaid expense	85,500

Total current assets	2,313,887
PROPERTY AND EQUIPMENT, at cost,	3,145,250
Less accumulated depreciation and amortization	(327,680)

Net property and equipment	2,817,570
OTHER ASSETS
Patents (net of amortization of $18,540)	34,410
Security deposits	18,653

Total other assets	53,063

TOTAL ASSETS	$5,184,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$344,209
Wages payable	66,001
Notes payable, current portion	34,080
Capital lease obligations, current portion	56,596
Accrued expenses	38,323
Deferred gain	7,000

Total current liabilities	546,209
LONG-TERM LIABILITIES:
Notes payable	388,653
Capital lease obligations	138,077
Deferred gain	14,583

Total long-term liabilities	541,313
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 19,850,000 shares authorized; 3,491,830 shares issued and outstanding	34,918
Common stock Class B, $.01 par value; 150,000 shares authorized, convertible to common stock; 29,000 shares issued and outstanding	290
Additional paid-in capital	12,903,377
Deferred equity compensation	(165,623)
Accumulated deficit	(8,675,964)

Total stockholders’ equity	4,096,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,184,520

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
PRODUCT REVENUES	$34,597	$49,078
COST OF PRODUCT REVENUES	26,665	44,734

GROSS PROFIT	7,932	4,344
OPERATING EXPENSES:
Selling, general and administration	551,350	284,448
Research and development	655,074	58,682
Equity based compensation	61,766	316,527
Depreciation and amortization	132,319	21,100

Total operating expenses	1,400,509	680,757
OTHER INCOME (EXPENSE):
Interest expense	(14,243)	(585,936)
Other income	17,239	7,626

Total other income (expense)	2,996	(578,310)

NET LOSS	$(1,389,581)	$(1,254,723)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	3,549,830	2,753,053

NET LOSS PER SHARE:
(Basic and diluted)	$(0.39)	$(0.46)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2004	3,491,830	$34,918	29,000	$290	$12,903,377	$(227,389)	$(7,286,383)	$5,424,813
Amortization of deferred stock compensation	—	—	—	—	—	55,385	—	55,385
Amortization of warrants issued for services	—	—	—	—	—	6,381	—	6,381
Net loss	—	—	—	—	—	—	(1,389,581)	(1,389,581)

BALANCES, March 31, 2005	3,491,830	$34,918	29,000	$290	$12,903,377	$(165,623)	$(8,675,964)	$4,096,998

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,389,581)	$(1,254,723)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	132,319	21,100
Stock-based compensation	55,385	316,527
Warrants issued for services	6,381	—
Calculated interest on conversion of equity units to common stock	—	506,650
Gain on sale/leaseback	(1,750)	(1,750)
Charge off of deferred financing costs to interest expense	—	67,687
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	—	(412)
Prepaid expenses and other	(65,618)	(104,333)
Increase (decrease) in:
Accounts payable	(201,182)	(318,824)
Accrued expenses	13,078	(88,515)

Net cash used in operating activities	(1,450,968)	(856,593)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments	2,174,762	(7,488,587)
Purchase of equipment	(563,983)	(48,066)

Net cash provided by (used in) investing activities	1,610,779	(7,536,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	130,000
Payments on notes payable	—	(230,000)
Proceeds from sale of stock	—	8,978,110
Payments on capital leases	(3,404)	(9,530)

Net cash provided by financing activities	(3,404)	8,868,580

INCREASE IN CASH	156,407	475,334
CASH, at beginning of period	316,041	64,979

CASH, at end of period	$472,448	$540,313

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,127	$11,599

NON-CASH TRANSACTIONS:
Equipment lease financing	$38,595	$—

Equipment note payable	$415,618	$—

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles Of Consolidation, Organization And Nature Of Operations:

The accompanying financial statements include the accounts of DayStar Technologies, Inc. and DayStar Solar, LLC (formerly International Energy Trading, LLC), a wholly-owned subsidiary of DayStar Technologies, Inc. All significant intercompany transactions have been eliminated in consolidation.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at March 31, 2005 and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004.

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

To date, the Company has historically funded operations principally from government contracts and the sale of equity securities. The Company expects to be dependent on additional capital infusions to execute our business plan, and will require additional capital to complete our next generation manufacturing processes which include a partially-continuous pallet manufacturing process (Stage II) and continuous, roll-to-roll manufacturing process (Stage III). If adequate capital resources are not available to us, the Company will be forced to curtail or terminate operations.

As a result of the investment required to develop our proposed manufacturing processes, the Company expects selling, general and administrative expenses, and research and development expenses to increase substantially in 2005 as new personnel are hired and investment made in new equipment. The Company therefore anticipates that net losses will increase substantially until the latter part of 2005 when the Company expects an offset, to a limited degree, by revenue from the sale of CIGS solar cells.

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

	Three Months Ended March 31,
	2005	2004
Expected volatility	89%	82%
Risk-free interest rate	4.50%	4.83%
Expected dividends	$—	$—
Expected terms (in years)	10	10

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(1,389,581)	$(1,254,723)
Pro forma stock compensation expense, net of tax benefit	(45,011)	—
Employee stock compensation under the intrinsic method	—	—

Pro forma net loss	$(1,434,592)	$(1,254,723)

Net loss per share, basic and diluted,
As reported	$(0.39)	$(0.46)
Pro forma stock compensation expense	(0.01)	—
Employee stock compensation under the intrinsic method	—	—

Pro forma	$(0.40)	$(0.46)

Loss Per Share – Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These common stock equivalents have been omitted from earnings per share because they are anti-dilutive. Basic and diluted EPS were the same for the three months ended March 31, 2005 and 2004.

At March 31, 2005 common stock equivalents are comprised of:

	Common Stock	Class A public warrant	Class B public warrant	Consultant warrant	Total
Public Warrants	—	2,371,830	4,743,660	—	7,115,490
Representative’s Warrants	210,000	210,000	420,000	—	840,000
Warrants issued to consultants	—	—	—	135,000	135,000
Stock options	140,100	—	—	—	140,100

Total					8,230,590

Impact of Recently Issued Accounting Pronouncements –

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for annual periods beginning after December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

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

3. Note Payable

In January 2005, the Company finalized an equipment purchase agreement to complete the acquisition of several pieces of equipment from a vendor. The Company paid $120,000 in 2004 as a down payment and took possession of certain equipment. Under the agreement, the Company will have 30 monthly payments of $5,323 followed by another 30 monthly payments of $16,339. The Company recorded a note payable of $415,618 based on the present value of the payments using an interest rate of 14.75%. If, after January 2007, the Company’s common stock trades above $10.00 for 10 consecutive days in a particular month, then the Company will be obligated for an additional $4,877 in the subsequent month’s payments as additional consideration of the purchase.

4. Capital Lease Obligation

In March 2005 the Company leased equipment under an agreement classified as a capital lease. Equipment under this lease has a cost of $ 38,595. Future minimum lease payments under this capital lease is as follows:

Year	Amount
2005	8,910
2006	11,880
2007	11,880
2008	11,880
2009	3,960

Total future minimum lease payments	48,510
Less amount representing interest	(9,915)

Present value of net minimum lease payments	38,595

5. Equity Incentive Plan

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

In January 2005, the Company granted 12,000 fully vested stock options under the plan with an exercise price of $2.59 per share. In February 2005, 10,000 stock options were granted under the plan vesting over 48 months with an exercise price of $4.81 per share. In April 2005, 16,400 stock options were granted under the plan with an exercise price of $6.83 per share, vesting over 48 month period. All grants were at the market price on the date of grant.

6. Consultant Warrants

In April 2005, the Company granted 30,000 fully vested warrants to consultants to purchase common stock at a price of $3.00. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 89%; risk free interest rate of 4.50% and a term of five years. The fair value of the warrants, $168,856, will be charged to income in April 2005 as Equity based compensation expense.

In addition, monthly grants of 1,550 warrants to purchase one share of the Company’s Common Stock at a price of $3.00 will be issued at the end of each calendar quarter to three consultants based on terms under their respective consulting agreements based on service rendered.

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

On February 11, 2004, we successfully closed an initial public offering of 2.1 million units. A unit consisted of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants, each warrant to purchase one share of common stock. The net proceeds from the offering, after deducting underwriting fees and offering expenses, were $8.3 million. The proceeds are being used to fund (1) research and development expenses to further develop and refine our proprietary thin-film solar cell fabrication processes, (2) purchase capital equipment to create development-scale vacuum deposition hardware, measurement and test equipment, and solar cell packaging hardware, (3) fund general, sales and corporate expenses, and (4) pay outstanding obligations. Although we do not anticipate significant revenue from operations in the near future, as a result of the completion of the initial public offering we believe that our past performance is not necessarily indicative of future operations.

In addition to the investment required to develop our first and second generation (“Gen-I” and “Gen-II”) production lines, we expect our selling, general and administrative expenses, and research and development expenses to increase substantially in 2005 as we hire new personnel and invest in new equipment. We therefore anticipate that our net losses will increase substantially until the latter part of 2005 when we expect they will be offset to a limited degree by revenue from the sale of CIGS solar cells.

To date, we have historically funded our operations principally from government contracts and the sale of equity securities. We expect to be dependent on additional capital infusions to execute our business plan, and will require additional capital to complete our next generation manufacturing processes which will be characterized by a fully continuous manufacturing process (“Gen-III”) and continuous, roll-to-roll manufacturing process (“Gen-IV”). If adequate capital resources are not available to us, we will be forced to curtail or terminate operations.

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

Revenue Recognition

The Company recognizes revenue on product sales as product is sold, collectibility is reasonably assured, and delivery has occurred. We recognize research revenues at the time costs benefiting the contract are incurred, which approximates the percentage of completion method. The percentage-of-completion is measured by the total costs incurred to date compared to the estimated total costs for each contract. Revenue from the sale and installation of solar electricity systems is recognized when installation is complete and collectibility is reasonably assured.

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

Results of Operations

Comparison of Three Months Ended March 31, 2005 and 2004

Revenues. Our total revenues were $34,597 for the three months ended March 31, 2005 compared to $49,078 for the three months ended March 31, 2004. These revenues were from the sale of residential solar systems by our subsidiary Daystar Solar.

Cost of revenues. Our cost of product revenues related to the sale of residential solar systems was $26,665 (77.1% of revenue) for the three months ended March 31, 2005 compared to $44,734 (91.1% of revenues) for the three months ended March 31, 2004.

Selling, general and administrative. Selling, general and administrative expenses were $551,350 for the three months ended March 31, 2005 compared to $284,448 for the three months ended March 31, 2004, an increase of $266,902 or 94%. The increase in selling, general and administrative expenses resulted primarily from increased salaries and costs related to conducting business as a public company and recruiting new employees. In addition, subsequent to the IPO, we moved our corporate headquarters and principal development and production facilities from Grass Valley, California to Halfmoon, New York.

Research and development expenses. Research and development expenses were $655,074 for the three months ended March 31, 2005 compared to $58,682 for the three months ended March 31, 2004, an increase of $596,392 or 1016%. Research and development expenses increased due to an increase in the number of employees, recruiting new employees and increased development activities related to creating the capability to manufacture photovoltaic cells. We expect research and development expenses to increase in 2005 as additional engineering personnel are added.

Equity-based compensation. Equity-based compensation was $61,766 for the three months ended March 31, 2005 compared to $316,527 for the three months ended March 31, 2004, a decrease of $254,761 or 80%. During the later part of 2003, we adopted an Equity Incentive Plan to enable employees, outside directors and consultants to acquire an equity interest in the Company. As a result of grants of restricted stock to various officers and employees under the Plan during 2003, we recorded a non-cash expense of $55,385 for the three months ended March 31, 2005 and $316,527 for the three months ended March 31, 2004. Also included in the expense for the three months ended March 31, 2005 is $6,381 related to warrants issued to consultants.

Depreciation and amortization. Depreciation and amortization expenses were $132,319 for the three months ended March 31, 2005 compared to $21,100 for the three months ended March 31, 2004, an increase of $111,219 or 527%. Depreciation and amortization expense increased primarily as a result of capital equipment being placed in service in the Halfmoon facility since the latter part of 2004.

Interest expense. Interest expense was $14,243 for the three months ended March 31, 2005 compared to $585,936 for the three months ended March 31, 2004. In February 2004 we recognized non-cash interest expense of $506,650 related to the conversion of the equity unit subscriptions from debt to equity. Other interest costs result from financing costs on capital lease obligations and notes payable

Other income. Other income was $17,239 for the three months ended March 31, 2005, compared to $7,626 for the three months ended March 31, 2004. Other income results primarily from the investment of excess funds from the initial public offering in interest bearing instruments.

Net loss. Our net loss was $1,389,581 for the three months ended March 31, 2005 compared to a loss of $1,254,723 for the three months ended March 31, 2004. The increase in net loss was due primarily to the investment required to develop our process for manufacturing photovoltaic cells in our initial production facility, in addition to an increase in selling, general and administrative activity, equity-based compensation expense, and interest expense recorded as a result of the conversion of the equity unit subscriptions to common stock. In view of the level of expenditures required to sustain operations without significant product or research revenue anticipated in 2005, we also expect to experience a significant net loss for the remainder of 2005.

Liquidity and Capital Resources

Liquidity At March 31, 2005, our cash and cash equivalents and investments totaled $2,228,387. During the first quarter of 2004, we successfully completed our initial public offering, which generated net proceeds of $8,356,559.

Net cash used in operating activities was $1,450,968 for the three months ended March 31, 2005 compared to $856,593 for the three months ended March 31, 2004. The activity for the three months ended March 31, 2005 is primarily the result of operating expenses paid in cash of $551,350 for selling, general and administrative expense, and $655,074 for research and development expenses. Since the IPO in February 2004, we have invested in expanding operations in Halfmoon, New York, and hired personnel and consultants to begin production and sales of our thin-film solar cells. In addition, during the three months ended March 31, 2005, we reduced accounts payable by $201,182, primarily due to payables related to equipment purchases of $249,595 at December 31, 2004 being converted into a note payable.

Expenditures for equipment purchases for the three months ended March 31, 2005 were $563,983. We continue to purchase equipment and adapting the Halfmoon facility to establish our initial production lines in New York.

During the three months ended March 31, 2005 we neither completed any new equity financing arrangement nor debt not related to equipment purchases. We did enter into an equipment note payable for $415,618 and an equipment financing lease of $38,595.

Capital Resources. We have historically financed our operations primarily from proceeds of the sale of equity securities, revenues received under research and development contracts, non-cash compensation arrangements and equipment lease financing. We presently do not have a credit facility with a lending institution.

In January 2005, the New York State Energy Research and Development Authority (NYSERDA) awarded us a $1,000,000 competitive grant. Payment of the award will be in phases as the Company meets facility scale-up and production milestones to commercially produce solar cells. Under the contract, the first $250,000 is based on completion of the production facility at HalfMoon which is expected to be received in the second quarter of 2005. The next $350,000 is based on meeting certain production capacity milestones, which are expected to be met in subsequent quarters in 2005. The final $400,000 is based on product sales coupled with the Company’s commitment to a new facility at the Saratoga Technology + Energy Park. In the past, we were awarded government research contracts to develop our thin-film and concentrating PV technologies. While we expect to continue to pursue similar cost-sharing government research contracts in the future, there can be no assurance that we will obtain such funds.

We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. We expect that our available cash balance, including the proceeds from the IPO, monies from New York state incentives, equipment financing and the projected small amounts, if any, of cash that may be generated from operations, will be sufficient to finance our activities only until the fourth quarter of 2005. Accordingly, the Company is currently exploring additional financing. By the end of 2005, we expect to be in production with our initial Gen-I and Gen-II manufacturing processes in the Halfmoon facility and will be developing a next generation Gen-III continuous manufacturing process. Although product sales may generate some revenues during 2006, we will require significant additional financing to fund further capital expenditures related to expansion of our manufacturing operations, especially as we approach implementation of the Gen-III continuous manufacturing process.

Without additional financing, the Company would need to delay certain of these activities and defer certain capital expenditures currently planned at the Halfmoon facility. The Company is currently considering various opportunities to obtain private equity funding. In the alternative, the Company is also considering conducting a new public offering of its securities. Such financing may not be available to us on terms that are acceptable to us, if at all, and any new equity financing may be dilutive to our stockholders. If such funds are not available, the Company will be required to reduce or curtail research and development efforts to generate positive cash flow at the manufacturing operations at the Halfmoon facility.

Capital Commitments. At March 31, 2005, we had outstanding $250,000 of purchase orders for equipment and factory build-out. The equipment is expected to be received during the second quarter of 2005. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our President and Chief Executive Officer, Chief Financial Officer, and a Vice President.

Off-Balance Sheet Arrangements. The Company’s only off-balance sheet obligations are for operating leases entered into in the Company’s ordinary course of business. Additional information regarding these off-balance sheet obligations is disclosed in footnote 6 to the consolidated financial statements set forth in the Annual Report on Form 10-KSB.

Item 3.	Controls and Procedures.

The Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at March 31, 2005 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are at present no legal proceedings pending against the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

On February 5, 2004, the SEC declared effective our Registration Statement on Form SB-2 (Reg. No. 333-110337), and we closed our initial public offering of 2,100,000 units on February 11, 2004. Each unit consisted of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. The managing underwriter of our initial public offering was Paulson Investment Company, Inc. The initial public offering price was $5.00 per unit. The gross proceeds of the offering were $10,500,000. Our net proceeds from the offering, after deducting the underwriter’s discount of $840,000 and other fees and expenses, aggregated $8,282,250. On March 5, 2004 the underwriters exercised a portion of their over-allotment option to purchase 18,500 additional units at the initial public offering price, resulting in additional offering proceeds of $92,500. After deducting estimated offering expenses and underwriting discounts, we received $74,308 of net proceeds.

As of March 31, 2005, we had applied proceeds from the initial public offering as follows:

Research and development	$1,730,903
Capital equipment	2,403,000
Sales and marketing	170,192
General corporate expenses	1,840,575

Total	$6,144,670

Item 6.	Exhibits and Reports on Form 8-K:

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: May 13, 2005	By:	/s/ JOHN R. TUTTLE
John R. Tuttle Chairman, President and Chief Executive Officer (Principle Executive Officer)

Date: May 13, 2005	By:	/s/ STEPHEN A. AANDERUD
Stephen A. Aanderud Chief Financial Officer (Principal Financial and Accounting Officer)