Form 10QSB
period 2005-06-30
DAYSTAR TECHNOLOGIES INC
filed 2005-08-12
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

(518) 383-4600

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At August 9, 2005, 6,097,118, shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended June 30, 2005

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,371,329
Investments	705,240
Prepaid expenses	65,673

Total current assets	10,142,242

PROPERTY AND EQUIPMENT, at cost	3,443,076
Less accumulated depreciation and amortization	(493,797)

Net property and equipment	2,949,279

OTHER ASSETS
Patents (net of amortization of $19,425)	33,525
Security deposits	18,653

Total other assets	52,178

TOTAL ASSETS	$13,143,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$174,310
Wages payable	73,308
Notes payable, current portion	35,352
Capital lease obligations, current portion	58,992

Accrued expenses	42,794
Deferred gain	7,000

Total current liabilities	391,756

LONG-TERM LIABILITIES:
Notes payable	378,937
Capital lease obligations	122,030
Deferred gain	12,833

Total long-term liabilities	513,800

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 19,850,000 shares authorized; 5,083,258 shares issued and outstanding	50,833
Common stock Class B, $.01 par value; 150,000 shares authorized, convertible to common stock; 29,000 shares issued and outstanding	290
Additional paid-in capital	22,443,181
Deferred equity compensation	(110,770)
Accumulated deficit	(10,145,391)

Total stockholders’ equity	12,238,143

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,143,699

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
REVENUE:
Research and development contract revenue	$250,000	$—	$250,000	$—

COSTS AND EXPENSES:
Selling, general and administration	623,223	485,577	1,171,472	765,710
Research and development	603,190	172,442	1,258,265	231,124
Equity based compensation	307,954	473,926	369,721	790,453
Depreciation and amortization	167,003	22,496	299,322	43,596

Total costs and expenses	1,701,370	1,154,441	3,098,780	1,830,883

OTHER INCOME (EXPENSE):
Interest expense	(32,717)	(8,302)	(46,960)	(594,238)
Other income	19,952	15,935	37,191	23,560

Total other income (expense)	(12,765)	7,633	(9,769)	(570,678)

LOSS FROM CONTINUING OPERATIONS	(1,464,135)	(1,146,808)	(2,858,549)	(2,401,561)
Loss from discontinued operations of DayStar Solar LLC	(5,291)	(4,497)	(459)	(4,467)

NET LOSS	$(1,469,426)	$(1,151,305)	$(2,859,008)	$(2,406,028)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	4,089,669	3,549,830	3,819,750	3,151,442

NET LOSS PER SHARE*:
(Basic and diluted)	$(0.36)	$(0.32)	$(0.75)	$(0.76)

*	Net loss per share from discontinued operations was insignificant.

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2004	3,491,830	$34,918	29,000	$290	$12,903,377	$(227,389)	$(7,286,383)	$5,424,813
Conversion of Class A public warrants	1,531,543	15,316	—	—	9,173,942	—	—	9,189,258
Conversion of consultant warrants	25,000	250	—	—	103,029	—	—	103,279
Conversion of representative warrants	34,885	349	—	—	9,731	—	—	10,080
Amortization of deferred stock compensation	—	—	—	—	—	110,238	—	110,238
Amortization of warrants issued for services	—	—	—	—	—	6,381	—	6,381
Warrants issued for services	—	—	—	—	253,102	—	—	253,102
Net loss	—	—	—	—	—	—	(2,859,008)	(2,859,008)

BALANCES, June 30, 2005	5,083,258	$50,833	29,000	$290	$22,443,181	$(110,770)	$(10,145,391)	$12,238,143

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,859,008)	$(2,406,028)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	299,322	43,596
Stock-based compensation	110,238	633,054
Warrants issued for services	259,483	157,399
Calculated interest on conversion of equity units to common stock	—	506,650
Gain on sale/leaseback	(3,500)	(3,500)
Charge off of deferred financing costs to interest expense	—	67,687
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	—	86
Prepaid expenses and other	(45,791)	(85,184)
Increase (decrease) in:
Accounts payable	(371,080)	(451,392)
Accrued expenses	24,856	(248,043)

Net cash used in operating activities	(2,585,480)	(1,785,675)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments	3,225,460	—
Purchase of equipment	(861,809)	(75,072)

Net cash provided by (used in) investing activities	2,363,651	(75,072)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	14,497	130,000
Payments on notes payable	(15,825)	(230,000)
Proceeds from sale of stock	—	8,947,671
Proceeds from Class A public warrant exercise	9,189,258	—
Proceeds from consultant warrant exercise	103,279	—
Proceeds from representative warrant exercise	10,080	—
Payments on capital leases	(24,172)	(18,980)

Net cash provided by financing activities	9,277,117	8,828,691

INCREASE IN CASH	9,055,288	6,967,944
Cash and cash equivalents at beginning of period	316,041	64,979

Cash and cash equivalents at end of period	$9,371,329	$7,032,923

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$32,463	$19,901

NON-CASH TRANSACTIONS:
Equipment lease financing	$38,595	$—

Equipment note payable	$415,618	$—

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at June 30, 2005 and the results of its operations and its cash flows for the six months ended June 30, 2005 and 2004.

DayStar Technologies, Inc. (the “Company”) was formed in 1997 for the purpose of researching, developing, manufacturing and marketing innovative products to the renewable energy / photovoltaic industry. From its inception to present, the Company has focused primarily on concentrating photovoltaic and thin-film solar cells. The principal source of revenue for the Company has been revenue from government funded research and development contracts.

International Energy Trading, LLC (“IET”) was formed in 2001 to manufacture and sell thin-film photovoltaic products developed and patented by DayStar Technologies, Inc. IET was a dormant subsidiary until 2003 at which time the name was formally changed to DayStar Solar, LLC and the company commenced selling and installing solar energy systems. During the second quarter of 2005 the Company decided to discontinue operations of DayStar Solar, LLC.

To date, the Company has historically funded operations principally from the sale of equity securities and through government grants and contracts. The Company expects to be dependent on additional capital infusions to execute its business plan, and will require additional capital to complete its next generation manufacturing processes which include a continuous pallet manufacturing process (Gen-III) and a continuous, roll-to-roll manufacturing process (Gen-IV). If adequate capital resources are not available to it, the Company will be forced to curtail or terminate operations.

As a result of the investment required to develop our proposed manufacturing processes, the Company expects selling, general and administrative expenses, and research and development expenses to increase substantially in 2005 as new personnel are hired and investments are made in new equipment. The Company therefore anticipates that net losses will increase substantially until 2006 when the Company expects an offset, to a limited degree, by revenue from the sale of CIGS solar cells.

2. Significant Accounting Policies:

Revenue Recognition – Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. The Company recognizes revenue on product sales as product is sold, collectibility is reasonably assured, and delivery has occurred.

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

	Six Months Ended June 30,
	2005	2004
Expected volatility	97%	92%
Risk-free interest rate	4.50%	4.83%
Expected dividends	$—	$—
Expected terms (in years)	10	10

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,469,426)	$(1,151,305)	$(2,859,008)	$(2,406,028)
Pro forma stock compensation expense, net of tax benefit	(174,036)	(14,899)	(219,047)	(14,899)
Employee stock compensation under the intrinsic method	—	—	—	—

Pro forma net loss	$(1,643,462)	$(1,166,204)	$(3,078,055)	$(2,420,927)

Net loss per share, basic and diluted, As reported	$(0.36)	$(0.32)	$(0.75)	$(0.76)
Pro forma stock compensation expense	(0.04)	(0.01)	(0.06)	(0.01)
Employee stock compensation under the intrinsic method	—	—	—	—

Pro forma	$(0.40)	$(0.33)	$(0.81)	$(0.77)

Loss Per Share – Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These common stock equivalents have been omitted from earnings per share because they are anti-dilutive. Basic and diluted EPS were the same for the three and six months ended June 30, 2005 and 2004.

At June 30, 2005 common stock equivalents are comprised of:

	Common Stock	Class A public warrant	Class B public warrant	Consultant warrant	Total
Public Warrants	—	875,172	4,813,430	—	5,688,602
Representative’s Warrants	160,622	160,622	321,244	—	642,488
Warrants issued to consultants	—	—	—	149,900	149,900
Stock options	264,000	—	—	—	264,000

Total					6,744,990

Impact of Recently Issued Accounting Pronouncements –

In June 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 154, or SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3”. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and corrections of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for annual periods beginning after December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning January 1, 2006. The Company has not yet completed its evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

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

4. Capital Lease Obligation

In March 2005, the Company leased equipment under an agreement classified as a capital lease. Equipment under this lease has a cost of $ 38,595. Future minimum lease payments as of June 30, 2005 under this capital lease are as follows:

Year	Amount
2005	5,927
2006	11,880
2007	11,880
2008	11,880
2009	3,960

Total future minimum lease payments	45,527
Less amount representing interest	(8,805)

Present value of net minimum lease payments	36,722

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

In January 2005, the Company granted 12,000 fully vested stock options under the plan with an exercise price of $2.59 per share. In February 2005, 10,000 stock options were granted under the plan vesting over 48 months with an exercise price of $4.81 per share. In April 2005, 16,400 stock options were granted under the plan with an exercise price of $6.83 per share, vesting over a 48 month period. In June 2005, the Company granted 9,000 fully vested stock options, 8,800 stock options vesting in one year and 67,700 stock options vesting over 48 months, with an exercise price of $14.85 per share. All grants were at the market price on the date of grant.

6. Consultant Warrants

In April 2005, the Company granted 30,000 fully vested warrants to four consultants to purchase common stock at a price of $3.00 per share. In addition, under contracts with three of these consultants, monthly grants of 1,650 warrants to purchase one share of the Company’s common stock at a price of $3.00 are to be issued based on service rendered. Accordingly 9,900 warrants have been issued during 2005 under these arrangements.

The fair value of the warrants, calculated using the Black-Scholes pricing model, was $253,102 and was charged to Equity based compensation expense in the second quarter of 2005. The fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility between 89% and 92%; risk free interest rate of 4.50% and a term of five years.

7. Public Warrants

Class A public warrants – On June 21, 2005 the Company publicly announced that it intends to redeem its outstanding Class A public warrants. The Class A public warrants became eligible for redemption by the Company at $0.25 per warrant on June 15, 2005, when the last reported sale price of the Company’s common stock had equaled or exceeded $8.50 for five consecutive trading days. The deadline for Class A public warrant holders to exercise their warrants to purchase the Company’s common stock before the warrants are redeemed by the Company is August 8, 2005. There were 2,371,830 Class A public warrants issued in conjunction with the Company’s initial public offering and a subsequent financing. In addition, Representative warrants have been exercised which added 70,324 Class A public warrants subject to this redemption. The Class A public warrants are exercisable at a price of $6.00 per share.

As of June 30, 2005, 1,531,543 of the Company’s Class A public warrants have been exercised for common stock and the Company has received $9,189,258 in proceeds from these warrant exercises. During the period July 1, 2005 through August 8, 2005, an additional 862,296 warrants were exercised for common stock which generated proceeds of $5,173,776 to the Company. On August 9, 2005, the Company announced that it would extend the deadline for Class A public warrant holders to exercise warrants to purchase the Company’s common stock to August 11, 2005. On August 9, 2005, 48,315 Class A public warrants remained outstanding which the Company would be required to redeem for $12,079 should these warrants remain outstanding at the conclusion of the exercise period.

Class B public warrants – As of June 30, 2005 4,813,430 Class B public warrants were outstanding. The Class B public warrants included in the units became exercisable on March 22, 2004. The exercise price of a Class B public warrant is $10.00. The Class B public warrants expire on February 11, 2009, the fifth anniversary of the completion of the IPO. The Company does not have the right to redeem the Class B public warrants.

8. Discontinued Operations

During the second quarter of 2005, the Company decided to discontinue operations of its subsidiary, DayStar Solar, LLC. This entity was in the business of reselling and installing solar electricity systems for residential customers in northern California. The discontinuance of this business operation coincides with the closure of the facility in Grass Valley, California and completes the consolidation of operations in New York. Results of operations from DayStar Solar, LLC, for the three months and six months ended June 30, 2005 and 2004 were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Revenue	$30,592	$14,306	$65,189	$63,384
Cost of Revenue	(31,799)	(14,115)	(58,464)	(58,849)

Gross Profit	(1,207)	191	6,725	4,535
Operating Expenses	(4,084)	(4,688)	(7,184)	(9,002)

Net loss	$(5,291)	$(4,497)	$(459)	$(4,467)

Revenue from the sale and installation of solar electricity systems is recognized when installation is complete and collectibility is reasonably assured.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-KSB.

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

On February 11, 2004, we successfully completed an initial public offering of 2.1 million units. A unit consisted of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants, each warrant to purchase one share of common stock. The net proceeds from the offering, after deducting underwriting fees and offering expenses, were $8.3 million. The proceeds were used to fund (1) research and development expenses to further develop and refine our proprietary thin-film solar cell fabrication processes, (2) purchase capital equipment to create development-scale vacuum deposition hardware, measurement and test equipment, and solar cell packaging hardware, (3) fund general, sales and corporate expenses, and (4) pay outstanding obligations.

On June 21, 2005, the company announced that it intends to redeem its outstanding Class A public warrants on August 9, 2005 at $.25 per warrant. The warrant holders have the ability to exercise each warrant for one common share at $6.00 per share. Through June 30, 2005, warrant holders have exercised 1,531,543 warrants for common stock resulting in cash proceeds to the Company of $9,189,258. During the period July 1, 2005 through August 8, 2005, warrant holders exercised an additional 862,296 warrants for common stock which generated additional proceeds of $5,173,776 to the Company. On August 9, 2005, the Company announced that it would extend the deadline for Class A public warrant holders to exercise warrants to purchase the Company’s common stock to August 11, 2005. The proceeds from these warrant exercises will be used to complete the build-out of the Company’s facility in Halfmoon, New York; fund startup costs related to ramping up production, accelerating development of and transitioning to our next generation of production (“Gen-III”); and for general operating costs and corporate purposes.

In addition to the investment required to develop our first and second generation (“Gen-I” and “Gen-II”) production lines, we expect our selling, general and administrative expenses, and research and development expenses to increase substantially in 2005 as we hire new personnel and invest in new equipment. We therefore anticipate that our net losses will increase substantially until 2006 when we expect they will be offset to a limited degree by revenue from the sale of CIGS solar cells.

To date, we have historically funded our operations principally from the sale of equity securities and through government grants and contracts. We expect to be dependent on additional capital infusions to execute our business plan, and will require additional capital to complete our next generation manufacturing processes which will be characterized by a fully continuous manufacturing process (“Gen-III”) and a continuous, roll-to-roll manufacturing process (“Gen-IV”). If adequate capital resources are not available to us, we will be forced to curtail or terminate operations.

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

Revenue Recognition

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. The Company recognizes revenue on product sales as product is sold, collectibility is reasonably assured, and delivery has occurred.

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

The Company accounts for stock-based compensation for non-employees under Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is determined using the Black-Scholes option-pricing model and using the criteria set forth in SFAS No. 123.

Results of Operations

Comparison of Three Months Ended June 30, 2005 and 2004

Research and Development Contract Revenue. Our research and development contract revenue was $250,000 for the three months ended June 30, 2005. There was no research and development contract revenue for the three months ended June 30, 2004. The research and development contract revenue was earned during the three months ended June 30, 2005, upon attaining certain facility scale-up milestones and completing the first two phases under a New York State Energy Research and Development Authority (NYSERDA) contract.

Selling, general and administrative. Selling, general and administrative expenses were $623,223 for the three months ended June 30, 2005 compared to $485,577 for the three months ended June 30, 2004, an increase of $137,646 or 28%. The increase in selling, general and administrative expenses resulted primarily from increased salaries and costs related to conducting business as a public company. In addition, in August 2004 we moved our corporate headquarters and principal development and production facilities from Grass Valley, California to a larger, more expensive facility in Halfmoon, New York.

Research and development expenses. Research and development expenses were $603,190 for the three months ended June 30, 2005 compared to $172,442 for the three months ended June 30, 2004, an increase of $430,748 or 250%. Research and development expenses increased due to an increase in the number of employees, increased development activities related to creating the capability to manufacture, and materials required to produce photovoltaic cells. We expect research and development expenses to increase in the latter part of 2005 as additional engineering personnel are added.

Equity-based compensation. Equity-based compensation was $307,954 for the three months ended June 30, 2005 compared to $473,926 for the three months ended June 30, 2004, a decrease of $165,972 or 35%. During the latter part of 2003, we adopted an Equity Incentive Plan to enable employees, outside directors and consultants to acquire an equity interest in the Company. As a result of grants of restricted stock to various officers and employees under the Plan during 2003, we recorded a non-cash expense of $54,852 for the three months ended June 30, 2005 and $316,527 for the three months ended June 30, 2004. Also included in the expense for the three months ended June 30, 2005 is $253,102 related to warrants issued to consultants, compared to $157,399 for the three months ended June 30, 2004, an increase of 95,703 or 61%.

Depreciation and amortization. Depreciation and amortization expenses were $167,003 for the three months ended June 30, 2005 compared to $22,496 for the three months ended June 30, 2004, an increase of $144,507 or 642%. Depreciation and amortization expense increased primarily as a result of capital equipment being placed in service in the Halfmoon facility since the latter part of 2004.

Interest expense. Interest expense was $32,717 for the three months ended June 30, 2005 compared to $8,302 for the three months ended June 30, 2004. Interest costs result from financing costs on capital lease obligations and notes payable.

Other income. Other income was $19,952 for the three months ended June 30, 2005, compared to $15,935 for the three months ended June 30, 2004. Other income primarily represents interest income earned on the investment in interest bearing instruments, of the unused proceeds from the initial public offering and the proceeds from the exercise of warrants for common stock.

Net loss. Our net loss was $1,469,426 for the three months ended June 30, 2005, compared to a loss of $1,151,305 for the three months ended June 30, 2004. The increase in net loss was due primarily to the investment required to develop our process for manufacturing photovoltaic cells in our initial production facility, in addition to an increase in the Company’s selling, general and administrative activity. In view of the level of expenditures required to sustain operations without significant product or research revenue anticipated in 2005, we also expect to experience a significant net loss for the remainder of 2005.

Comparison of Six Months Ended June 30, 2005 and 2004

Research and Development Contract Revenue. Our research and development contract revenue was $250,000 for the six months ended June 30, 2005. There was no research and development contract revenue for the six months ended June 30, 2004. The research and development contract revenue was earned during the six months ended June 30, 2005, upon attaining certain facility scale-up milestones and completing the first two phases under a New York State Energy Research and Development Authority (NYSERDA) contract.

Selling, general and administrative. Selling, general and administrative expenses were $1,171,472 for the six months ended June 30, 2005 compared to $765,710 for the six months ended June 30, 2004, an increase of $405,762 or 53%. The increase in selling, general and administrative expenses resulted primarily from increased salaries and costs related to conducting business as a public company. In addition, subsequent to the IPO, we moved our corporate headquarters and principal development and production facilities from Grass Valley, California to a larger, more expensive facility in Halfmoon, New York.

Research and development expenses. Research and development expenses were $1,258,265 for the six months ended June 30, 2005 compared to $231,124 for the six months ended June 30, 2004, an increase of $1,027,141 or 444%. Research and development expenses increased due to an increase in the number of employees, increased development activities related to creating the capability to manufacture, and materials required to produce photovoltaic cells. We expect research and development expenses to increase in the latter part of 2005 as additional engineering personnel are added.

Equity-based compensation. Equity-based compensation was $369,721 for the six months ended June 30, 2005 compared to $790,453 for the six months ended June 30, 2004, a decrease of $420,732 or 53%. During the latter part of 2003, we adopted an Equity Incentive Plan to enable employees, outside directors and consultants to acquire an equity interest in the Company. As a result of grants of restricted stock to various officers and employees under the Plan during 2003, we recorded a non-cash expense of $110,238 for the six months ended June 30, 2005 and $633,054 for the six months ended June 30, 2004. Included in the expense for the six months ended June 30, 2005 is $259,483 related to warrants issued to consultants, compared to $157,399 for the six months ended June 30, 2004, an increase of 102,084 or 65%.

Depreciation and amortization. Depreciation and amortization expenses were $299,322 for the six months ended June 30, 2005 compared to $43,596 for the six months ended June 30, 2004, an increase of $255,726 or 587%. Depreciation and amortization expense increased primarily as a result of capital equipment being placed in service in the Halfmoon facility since the latter part of 2004.

Interest expense. Interest expense was $46,960 for the six months ended June 30, 2005 compared to $594,238 for the six months ended June 30, 2004. In February 2004 we recognized non-cash interest expense of $506,650 related to the conversion of the equity unit subscriptions from debt to equity. Other interest costs result from financing costs on capital lease obligations and notes payable.

Other income. Other income was $37,191 for the six months ended June 30, 2005, compared to $23,560 for the six months ended June 30, 2004. Other income represents primarily interest income earned on the investment in interest bearing instruments, of the unused proceeds from the initial public offering and the proceeds from the exercise of warrants for common stock.

Net loss. Our net loss was $2,859,008 for the six months ended June 30, 2005 compared to a loss of $2,406,028 for the six months ended June 30, 2004. The increase in net loss was due primarily to the investment required to develop our process for manufacturing photovoltaic cells in our initial production facility, in addition to an increase in selling, general and administrative activity. In view of the level of expenditures required to sustain operations without significant product or research revenue anticipated in 2005, we also expect to experience a significant net loss for the remainder of 2005.

Liquidity and Capital Resources

Liquidity. At June 30, 2005, our cash and cash equivalents and investments totaled $10,076,569. On June 21, 2005, the Company announced that it intends to redeem its outstanding Class A public warrants on August 9, 2005 at $.25 per warrant. The warrant holders have the ability to exercise each warrant for one common share at $6.00 per share. As of June 30, 2005, warrant holders have exercised 1,531,543 warrants for common stock resulting in cash proceeds to the Company of $9,189,258. During the period July 1, 2005 through August 8, 2005, warrant holders exercised an additional 862,296 warrants for common stock which generated proceeds of $5,173,776 to the Company. On August 9, 2005, the Company announced that it would extend the deadline for Class A public warrant holders to exercise warrants to purchase the Company’s common stock to August 11, 2005.

Net cash used in operating activities was $2,585,480 for the six months ended June 30, 2005 compared to $1,785,675 for the six months ended June 30, 2004. The activity for the six months ended June 30, 2005 is primarily the result of operating expenses paid in cash of $1,171,472 for selling, general and administrative expenses, and $1,258,265 for research and development expenses. Since the IPO in February 2004, we have invested in expanding operations in Halfmoon, New York, and hired personnel and consultants to begin production and sales of our thin-film solar cells.

Expenditures for equipment purchases for the six months ended June 30, 2005 were $861,809. We continue to purchase equipment and adapt the Halfmoon facility to establish our initial production lines in New York.

During the six months ended June 30, 2005, we entered into an equipment note payable for $415,618 and an equipment financing lease of $38,595.

Capital Resources. We have historically financed our operations primarily from proceeds of the sale of equity securities, revenues received under research and development contracts, non-cash compensation arrangements and equipment lease financing. We presently do not have a credit facility with a lending institution.

In January 2005, the New York State Energy Research and Development Authority (NYSERDA) awarded us a $1,000,000 research and development contract. Payment under the contract will be in phases as the Company meets facility scale-up and production milestones to commercially produce solar cells. Under the contract, the first $250,000 was based on completion of the production facility at Halfmoon and was received by the Company in the second quarter of 2005. The next $350,000 is based on meeting certain production capacity milestones, which are expected to be met in subsequent quarters in 2005. The final $400,000 is based on product sales coupled with the Company’s commitment to a new facility at the Saratoga Technology + Energy Park. In the past, we were awarded government research contracts to develop our thin-film and concentrating PV technologies. While we expect to continue to pursue similar cost-sharing government research contracts in the future, there can be no assurance that we will obtain such funds.

We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. We expect that our available cash balance, including the proceeds from the exercises of the Company’s Class A public warrants, monies from New York state incentives, equipment financing and the projected small amounts, if any, of cash that may be generated from operations, will be sufficient to finance our activities until the second half of 2006. Accordingly, the Company is currently exploring additional financing. By the end of 2005, we expect to be in production with our initial Gen-I and Gen-II manufacturing processes in the Halfmoon facility and will be developing a next generation Gen-III continuous manufacturing process. Although product sales may generate some revenues during 2006, we will require significant additional financing to fund further capital expenditures related to expansion of our manufacturing operations, especially as we approach implementation of the Gen-III continuous manufacturing process.

Without additional financing, the Company would need to delay certain of these activities and defer certain capital expenditures currently planned at the Halfmoon facility. The Company is currently considering various opportunities to obtain private equity funding. In the alternative, the Company is also considering conducting a secondary public offering of its securities. Such financing may not be available to us on terms that are acceptable to us, if at all, and any new equity financing may be dilutive to our stockholders. If such funds are not available, the Company will be required to reduce or curtail research and development efforts to generate positive cash flow at the manufacturing operations at the Halfmoon facility.

Capital Commitments. At June 30, 2005, we had outstanding $575,000 of purchase orders for equipment and factory build-out. The equipment is expected to be received during the third quarter of 2005. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our President and Chief Executive Officer, Chief Financial Officer, and a Vice President.

Off-Balance Sheet Arrangements. The Company’s only off-balance sheet obligations are for operating leases entered into in the Company’s ordinary course of business.

The Company leases 18,000 square feet of office and manufacturing space in Halfmoon, New York under a five year lease that commenced July 1, 2004 for $9,750 per month. The Company leased office space in Grass Valley, California under a three year lease that commenced August 1, 2002 for $2,352 per month. The lease expired July 31, 2005 and the Company did not exercise its option to renew the lease. As of June 30, 2005, the Company had an operating lease for office equipment at a lease rate of $161 per month ending in August 2007.

Item 3. Controls and Procedures.

The Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at June 30, 2005 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’s internal control over financial reporting, as of the end of the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds From Sales of Registered Securities

On February 5, 2004, the SEC declared effective our Registration Statement on Form SB-2 (Reg. No. 333-110337), and we completed our initial public offering of 2,100,000 units on February 11, 2004. Each unit consisted of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. The managing underwriter of our initial public offering was Paulson Investment Company, Inc. The initial public offering price was $5.00 per unit. The gross proceeds of the offering were $10,500,000. Our net proceeds from the offering, after deducting the underwriter’s discount of $840,000 and other fees and expenses, aggregated $8,282,250. On March 5, 2004 the underwriters exercised a portion of their over-allotment option to purchase 18,500 additional units at the initial public offering price, resulting in additional offering proceeds of $92,500. After deducting estimated offering expenses and underwriting discounts, we received $74,308 of net proceeds.

As of June 30, 2005, we had applied proceeds from the initial public offering as follows:

Research and development	$2,334,093
Capital equipment	3,264,809
Sales and marketing	296,036
General corporate expenses	2,409,407

Total	$8,304,345

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 21, 2005. Voting common stockholders took the following actions at the meeting:

1.	The stockholders elected the following nominees to the Company’s Board of Directors to serve until the Annual Meeting of Stockholders in 2006 or until their respective successors are elected and qualified:

Name	Shares Voted for	Shares Withheld	Shares Abstaining	Broker Non -Votes
John R. Tuttle	2,629,435	—	—	—
Robert G. Aldrich	2,629,435	—	—	—
Randolph A. Graves, Jr.	2,629,435	—	—	—
Kelly A. Lovell	2,629,435	—	—	—
Scott M. Schecter	2,629,435	—	—	—

2.	The stockholders ratified the Audit Committee’s selection of auditors for fiscal 2005 by the affirmative vote of 2,619,834 shares, with 7,601 shares voting against ratification and 2,000 shares abstaining. There were no broker non-votes with respect to this proposal.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On June 9, 2005, the Company filed a Current Report on Form 8-K attaching as an exhibit a press release disclosing an agreement with Blitzstrom GmbH whereby Blitzstrom GmbH will purchase the Company’s TerraFoilTM solar cells through 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: August 12, 2005	By:	/s/ JOHN R. TUTTLE
John R. Tuttle
Chairman, President and Chief Executive Officer (Principle Executive Officer)

Date: August 12, 2005	By:	/s/ STEPHEN A. AANDERUD
Stephen A. Aanderud
Chief Financial Officer
(Principal Financial and Accounting Officer)