Form 10QSB
period 2005-09-30
DAYSTAR TECHNOLOGIES INC
filed 2005-11-14
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 000-50508

DayStar Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	84-1390053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13 Corporate Dr. Halfmoon, New York 12065	(518) 383-4600
(Address of principal executive offices)	(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At November 11, 2005, 6,282,006 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended September 30, 2005

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,510,145
Investments	5,039,005
Receivables	90,000
Other current assets	108,477

Total current assets	14,747,627

PROPERTY AND EQUIPMENT, at cost	4,499,606
Less accumulated depreciation and amortization	(662,913)

Net property and equipment	3,836,693

OTHER ASSETS
Patents (net of amortization of $20,310)	32,640
Security deposits	18,653

Total other assets	51,293

TOTAL ASSETS	$18,635,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$285,753
Wages payable	94,470
Notes payable, current portion	36,672
Capital lease obligations, current portion	61,531
Accrued expenses	45,249
Deferred gain	7,000

Total current liabilities	530,675

LONG-TERM LIABILITIES:
Notes payable	376,916
Capital lease obligations	105,659
Deferred gain	11,083

Total long-term liabilities	493,658

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 19,850,000 shares authorized; 6,278,466 shares issued and outstanding	62,785
Common stock Class B, $.01 par value; 150,000 shares authorized, 0 shares issued and outstanding	—
Additional paid-in capital	29,274,387
Deferred equity compensation	(55,385)
Accumulated deficit	(11,670,507)

Total stockholders’ equity	17,611,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,635,613

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUE:
Research and development contract revenue	$115,000	$—	$365,000	$—

COSTS AND EXPENSES:
Selling, general and administrative	714,487	588,040	2,198,681	1,895,204
Research and development	824,467	484,082	2,139,731	964,206
Depreciation and amortization	178,677	19,031	477,999	62,627

Total costs and expenses	1,717,631	1,091,153	4,816,411	2,922,037

OTHER INCOME (EXPENSE):
Interest expense	(22,813)	(9,042)	(69,773)	(603,280)
Other income	102,416	19,937	139,607	43,498

Total other income (expense)	79,603	10,895	69,834	(559,782)

LOSS FROM CONTINUING OPERATIONS	(1,523,028)	(1,080,258)	(4,381,577)	(3,481,819)
Income (loss) from discontinued operations of DayStar Solar, LLC	(2,088)	1,985	(2,547)	(2,482)

NET LOSS	$(1,525,116)	$(1,078,273)	$(4,384,124)	$(3,484,301)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	6,050,112	3,549,830	4,563,204	3,284,238

NET LOSS PER SHARE:
(Basic and diluted)	$(.25)	$(0.30)	$(.96)	$(1.06)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2004	3,491,830	$34,918	29,000	$290	$12,903,377	$(227,389)	$(7,286,383)	$5,424,813
Exercise of Class A public warrants	2,425,062	24,252	—	—	14,526,121	—	—	14,550,373
Exercise of Class B public warrants	125	1	—	—	1,249	—	—	1,250
Exercise of Consultant warrants	110,000	1,100	—	—	669,479	—	—	670,579
Exercise of Representative warrants	170,324	1,703	—	—	808,231	—	—	809,934
Conversion of Class B common stock	58,000	580	(29,000)	(290)	(290)	—	—	—
Redemption of Class A public warrants	—	—	—	—	(4,273)	—	—	(4,273)
Exercise of stock options	23,125	231	—	—	64,446	—	—	64,677
Amortization of deferred stock compensation	—	—	—	—	—	165,623	—	165,623
Amortization of warrants issued for services	—	—	—	—	—	6,381	—	6,381
Warrants issued for services	—	—	—	—	306,047	—	—	306,047
Net loss	—	—	—	—	—	—	(4,384,124)	(4,384,124)

BALANCES, September 30, 2005	6,278,466	$62,785	—	—	$29,274,387	$(55,385)	$(11,670,507)	$17,611,280

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,384,124)	$(3,484,301)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	477,999	62,627
Stock-based compensation	165,623	949,581
Warrants issued for services	312,428	233,280
Calculated interest on conversion of equity units to common Stock	—	506,650
Gain on sale/leaseback	(5,250)	(5,250)
Gain on sale of assets	(2,549)	—
Charge off of deferred financing costs to interest expense	—	67,687
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(90,000)	86
Other current assets	(88,595)	(55,584)
Increase (decrease) in:
Accounts payable	(259,636)	(216,688)
Accrued expenses	48,472	(232,033)

Net cash used in operating activities	(3,825,632)	(2,173,945)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments	(1,108,304)	—
Purchase of equipment	(1,927,586)	(869,210)
Proceeds from sale of assets	3,120	—

Net cash used in investing activities	(3,032,770)	(869,210)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	130,000
Payments on notes payable	(2,030)	(230,000)
Proceeds from sale of stock	—	8,978,360
Net proceeds from Class A public warrant exercise	14,546,100	—
Proceeds from Consultant warrant exercise	670,579	—
Proceeds from Representative warrant exercise	809,934	—
Proceeds from Class B public warrant exercise	1,250	—
Proceeds from exercise of stock options	64,677	—
Payments on capital leases	(38,004)	(29,618)
Cost of financing	—	(53,350)

Net cash provided by financing activities	16,052,506	8,795,392

INCREASE IN CASH	9,194,104	5,752,237
Cash and cash equivalents, beginning of period	316,041	64,979

Cash and cash equivalents, end of period	$9,510,145	$5,817,216

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$47,619	$39,157

NON-CASH TRANSACTIONS:
Equipment lease financing	$38,595	$—

Equipment note payable	$415,618	$—

Deferred Equity compensation	$—	$268,657

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at September 30, 2005 and the results of its operations and its cash flows for the nine months ended September 30, 2005 and 2004.

DayStar Technologies, Inc. (the “Company”) was formed in 1997 for the purpose of researching, developing, manufacturing and marketing innovative products to the renewable energy / photovoltaic industry. From its inception, the Company has focused primarily on concentrator photovoltaic and thin-film solar cells. The principal source of revenue for the Company has been revenue from government funded research and development contracts.

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

The Company has historically funded operations principally from the sale of equity securities and through government grants and contracts. The Company will need additional capital resources to execute its business plan, and to complete its next generation manufacturing processes, which include a continuous pallet manufacturing process (Gen-III) and a continuous, roll-to-roll manufacturing process (Gen-IV). If adequate capital resources are not available, the Company will be forced to curtail or terminate operations.

As the Company brings its manufacturing facility in Halfmoon to production capacity and continues to develop its next generation manufacturing processes, significant investment in both equipment and personnel will be required. Therefore, the Company expects continued increases in selling, general and administrative, as well research and development expenses into 2006. The increase in net losses generated while bringing production on-line will be offset, to a limited degree in 2006, by revenue from the sale of CIGS solar cells.

2. Significant Accounting Policies:

Revenue Recognition – Research and development contract revenue is recognized as the Company meets milestones, as set forth under each contract. The Company recognizes revenue on product sales as product is sold, collectibility is reasonably assured, and delivery has occurred.

Capital Grants – Amounts earned under capital grants which represent the direct reimbursement of property and equipment costs are recorded as a reduction of the cost of the property or equipment subject to the grant.

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

The Company accounts for stock-based compensation for non-employees under SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123. The Company is subject to the pro forma disclosure requirements for stock-based compensation for employees.

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

	Nine Months Ended September 30,
	2005	2004
Expected volatility	92%	82%
Risk-free interest rate	4.10%	4.83%
Expected dividends	$—	$—
Expected terms (in years)	10	10

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,525,116)	$(1,078,273)	$(4,384,124)	$(3,484,301)
Pro forma stock compensation expense, net of tax benefit	(115,593)	(10,265)	(334,640)	(24,391)
Employee stock compensation under the intrinsic method	—	—	—	—

Pro forma net loss	$(1,640,709)	$(1,088,538)	$(4,718,764)	$(3,508,692)

Net loss per share, basic and diluted,
As reported	$(0.25)	$(0.30)	$(0.96)	$(1.06)
Pro forma stock compensation expense	(0.02)	(0.01)	(0.07)	(0.01)
Employee stock compensation under the intrinsic method	—	—	—	—

Pro forma	$(0.27)	$(0.31)	$(1.03)	$(1.07)

Loss Per Share – Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These common stock equivalents have been omitted from earnings per share because they are anti-dilutive. Basic and diluted EPS were the same for the three and nine months ended September 30, 2005 and 2004.

At September 30, 2005 common stock equivalents are comprised of:

	Common Stock	Class A public warrant	Class B public warrant	Consultant warrant	Total
Public Warrants	—	—	4,984,183	—	4,984,183
Representative’s Warrants	74,457	74,457	148,914	—	297,828
Warrants issued to consultants	—	—	—	69,850	69,850
Stock options	249,775	—	—	—	249,775

Total					5,601,636

Reclassifications – Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Impact of Recently Issued Accounting Pronouncements – In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 154, or SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB Statement No. 3”. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and corrections of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material impact on the Company’s financial statements.

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

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company’s financial statements.

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

4. Capital Lease Obligation

In March 2005, the Company leased equipment under an agreement classified as a capital lease. Equipment under this lease has a cost of $ 38,595. Future minimum lease payments as of September 30, 2005 under this capital lease are as follows:

Year	Amount
2005	2,983
2006	11,932
2007	11,932
2008	11,932
2009	3,977

Total future minimum lease payments	42,756
Less amount representing interest	(7,962)

Present value of net minimum lease payments	34,794

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

In January 2005, the Company granted 12,000 fully vested stock options under the plan with an exercise price of $2.59 per share. In February 2005, 10,000 stock options were granted under the plan vesting over 48 months with an exercise price of $4.81 per share. In April 2005, 16,400 stock options were granted under the plan with an exercise price of $6.83 per share, vesting over a 48 month period. In June 2005, the Company granted 9,000 fully vested stock options, 8,800 stock options vesting in one year and 67,700 stock options vesting over 48 months, with an exercise price of $14.85 per share. In August 2005, 8,900 stock options were granted under the plan with an exercise price of $13.99 per share, vesting over a 48 month period. In October 2005, 27,200 stock options were granted under the plan with an exercise price of $10.96 per share, vesting over a 48 month period. All grants were at the market price on the date of grant.

6. Warrants

Class A public warrants – On June 21, 2005 the Company publicly announced that it intended to redeem its outstanding Class A public warrants. The Class A public warrants became eligible for redemption by the Company at $0.25 per warrant on June 15, 2005, when the last reported sale price of the Company’s common stock had equaled or exceeded $8.50 for five consecutive trading days. There were 2,371,830 Class A public warrants issued in conjunction with the Company’s initial public offering and a subsequent financing. In addition, the exercise of Representative warrants, issued in conjunction with the Company’s initial public offering, added 70,324 Class A public warrants subject to redemption. The Class A public warrants were exercisable at a price of $6.00 per share.

The exercise period ended August 11, 2005. During the exercise period, 2,425,062 of the Company’s Class A public warrants (99.3% of the total outstanding) were exercised for an equal number of shares of common stock and the Company received $14,550,373 in proceeds from the warrant exercises. At the end of the exercise period, 17,092 Class A public warrants remained outstanding. The Company redeemed the outstanding warrants for $0.25 per warrant, or a total cost of $4,273.

Class B public warrants – As of September 30, 2005, 4,984,183 Class B public warrants were outstanding. The Class B public warrants included in the units became exercisable on March 22, 2004. The exercise price of a Class B public warrant is $10.00. The Class B public warrants expire on February 11, 2009, the fifth anniversary of the completion of the initial public offering. The Company does not have the right to redeem the Class B public warrants.

Representative warrants – At September 30, 2005, 74,457 warrants issued to underwriters, in connection with the initial public offering, were outstanding. Each warrant gives the holder the right to purchase one unit for $6.00. A unit consists of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. As noted above, on August 11, 2005, any Class A public warrants then outstanding were redeemed. After August 11, 2005, 50,000 Representative warrants were exercised which included the exercise of the Class A warrants to common stock. Accordingly, 100,000 shares of Common stock and 100,000 Class B non-redeemable public warrants were issued, resulting in proceeds to the Company of $600,000.

Consultant Warrants – In April 2005, the Company granted 30,000 fully vested warrants to four consultants to purchase common stock at a price of $3.00 per share. In addition, under contracts with three of these consultants, monthly grants of 1,650 warrants to purchase one share of the Company’s common stock at a price of $3.00 are to be issued based on service rendered. Accordingly 14,850 warrants have been issued during 2005 under these arrangements.

The fair value of the warrants was $52,945 and $306,047, respectively, for the three and nine months ended September 30, 2005, and was charged to Equity based compensation expense. The fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 92%; risk free interest rate of 4.50% and a term of five years.

8. Discontinued Operations

During the second quarter of 2005, the Company decided to discontinue operations of its subsidiary, DayStar Solar, LLC. This entity was in the business of reselling and installing solar electricity systems for residential customers in northern California. The discontinuance of this business operation coincided with the closure of the facility in Grass Valley, California and completed the consolidation of operations in New York. Results of operations from DayStar Solar, LLC, for the three months and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$—	$50,946	$65,189	$114,330

Cost of revenue	74	44,632	58,538	103,481
Operating expenses	2,014	4,329	9,198	13,331

Total costs and expenses	2,088	48,961	67,736	116,812

Net income (loss)	$(2,088)	$1,985	$(2,547)	$(2,482)

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

On February 11, 2004, we successfully completed an initial public offering of 2.1 million units. A unit consisted of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. Each warrant gave the holder the right to purchase one share of common stock. The net proceeds from the offering, after deducting underwriting fees and offering expenses, were $8.3 million. The proceeds were used to fund (1) research and development expenses to further develop and refine our proprietary thin-film solar cell fabrication processes, (2) purchase capital equipment to create development-scale vacuum deposition hardware, measurement and test equipment, and solar cell packaging hardware, (3) fund general, sales and corporate expenses, and (4) pay outstanding obligations.

On June 21, 2005, the Company publicly announced that it intended to redeem its outstanding Class A public warrants at $.25 per warrant. The warrant holders had the ability to exercise each warrant for one common share at $6.00 per share. There were 2,371,830 Class A public warrants issued in conjunction with the Company’s initial public offering and a subsequent financing. In addition, the exercise of Representative warrants, issued in conjunction with the Company’s initial public offering, added 70,324 Class A public warrants subject to redemption. The exercise period ended August 11, 2005. During the exercise period, 2,425,062 of the Company’s Class A public warrants (99.3% of the total outstanding) were exercised for an equal number of shares of common stock and the Company received $14,550,373 in proceeds from the warrant exercises. Additionally, the exercise of other equity instruments, primarily Representative and Consultant warrants, generated proceeds of approximately $1.5 million to the Company. The proceeds from all such exercises will be used to complete the build-out of the Company’s facility in Halfmoon, New York; fund costs related to ramping up production, accelerating development of and transitioning to our next generation of production (“Gen-III”); and for general operating costs and corporate purposes.

In addition to the investment required to develop our first and second generation (“Gen-I” and “Gen-II”) production lines, we expect our selling, general and administrative, and research and development expenses to continue to increase into 2006 as we hire new personnel and invest in new equipment. We anticipate the increase in net losses generated while bringing production on-line will be offset, to a limited degree in 2006, by revenue from the sale of CIGS solar cells.

We have historically funded our operations principally from the sale of equity securities and through government grants and contracts. We expect to need additional capital infusions to execute our business plan, and will require additional capital to complete our next generation manufacturing processes which will be characterized by a fully continuous manufacturing process (“Gen-III”) and a continuous, roll-to-roll manufacturing process (“Gen-IV”). If adequate capital resources are not available to us, we will be forced to curtail or terminate operations.

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

Capital Grants

Amounts earned under capital grants for the direct reimbursement of property and equipment costs are recorded as a reduction of the cost of the property or equipment subject to the grant.

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

Non-employees Equity Grants

The Company accounts for stock-based compensation for non-employees under SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is determined using the Black-Scholes option-pricing model and using the criteria set forth in SFAS No. 123.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Results of Operations

Comparison of Three Months Ended September 30, 2005 and 2004

Research and Development Contract Revenue. Our research and development contract revenue was $115,000 for the three months ended September 30, 2005. There was no research and development contract revenue for the three months ended September 30, 2004. The research and development contract revenue was earned during the three months ended September 30, 2005, upon attaining certain milestones and completing various phases under a New York State Research and Development contract.

Selling, general and administrative. Selling, general and administrative expenses were $714,487 for the three months ended September 30, 2005, compared to $588,040 for the three months ended September 30, 2004, an increase of $126,447 or 22%. The increase in selling, general and administrative expenses resulted primarily from increased salaries as headcount increased, and costs related to conducting business as a public company. In addition, in August 2004, we moved our corporate headquarters and principal development and production facilities from Grass Valley, California to a larger, more expensive facility in Halfmoon, New York.

Research and development expenses. Research and development expenses were $824,467 for the three months ended September 30, 2005, compared to $484,082 for the three months ended September 30, 2004, an increase of $340,385 or 70%. Research and development expenses increased due to an increase in the number of employees, increased development activities related to creating the capability to manufacture, and materials required to produce photovoltaic cells. We expect research and development expenses to continue to increase throughout the remainder of 2005 as additional engineering personnel are added.

Depreciation and amortization. Depreciation and amortization expenses were $178,677 for the three months ended September 30, 2005, compared to $19,031 for the three months ended September 30, 2004, an increase of $159,646 or 839%. Depreciation and amortization expense increased primarily as a result of capital equipment being placed in service in the Halfmoon facility since the latter part of 2004.

Interest expense. Interest expense was $22,813 for the three months ended September 30, 2005, compared to $9,042 for the three months ended September 30, 2004. Interest expense results primarily from capital lease obligations and notes payable.

Other income. Other income was $102,416 for the three months ended September 30, 2005, compared to $19,937 for the three months ended September 30, 2004. Other income primarily represents interest income on investments.

Net loss. Our net loss was $1,525,116 for the three months ended September 30, 2005, compared to a loss of $1,078,273 for the three months ended September 30, 2004. The increase in net loss was due primarily to the investment required to develop our process for manufacturing photovoltaic cells in our initial production facility, in addition to an increase in the Company’s selling, general and administrative activity. In view of the level of expenditures required to sustain operations without significant product or research revenue anticipated in 2005, we also expect to experience a significant net loss for the fourth quarter of 2005.

Comparison of Nine Months Ended September 30, 2005 and 2004

Research and Development Contract Revenue. Our research and development contract revenue was $365,000 for the nine months ended September 30, 2005. There was no research and development contract revenue for the nine months ended September 30, 2004. The research and development contract revenue was earned during the nine months ended September 30, 2005, upon attaining certain milestones and completing various phases under New York State Research and Development contracts.

Selling, general and administrative. Selling, general and administrative expenses were $2,198,681 for the nine months ended September 30, 2005, compared to $1,895,204 for the nine months ended September 30, 2004, an increase of $303,477 or 16%. The increase in selling, general and administrative expenses resulted primarily from increased salaries as headcount increased, and costs related to conducting business as a public company. In addition, in August 2004, we moved our corporate headquarters and principal development and production facilities from Grass Valley, California to a larger, more expensive facility in Halfmoon, New York.

Research and development expenses. Research and development expenses were $2,139,731 for the nine months ended September 30, 2005, compared to $964,206 for the nine months ended September 30, 2004, an increase of $1,175,525 or 122%. Research and development expenses increased due to an increase in the number of employees, increased development activities related to creating the capability to manufacture, and materials required to produce photovoltaic cells. We expect research and development expenses to increase throughout the remainder of 2005 as additional engineering personnel are added.

Depreciation and amortization. Depreciation and amortization expenses were $477,999 for the nine months ended September 30, 2005, compared to $62,627 for the nine months ended September 30, 2004, an increase of $415,372 or 663%. Depreciation and amortization expense increased primarily as a result of capital equipment being placed in service in the Halfmoon facility since the latter part of 2004.

Interest expense. Interest expense was $69,773 for the nine months ended September 30, 2005, compared to $603,280 for the nine months ended September 30, 2004. In February 2004 we recognized non-cash interest expense of $506,650 related to the conversion of the equity unit subscriptions from debt to equity. Other interest expense results primarily from capital lease obligations and notes payable.

Other income. Other income was $139,607 for the nine months ended September 30, 2005, compared to $43,498 for the nine months ended September 30, 2004. Other income primarily represents interest on investments.

Net loss. Our net loss was $4,384,124 for the nine months ended September 30, 2005, compared to a loss of $3,484,301 for the nine months ended September 30, 2004. The increase in net loss was due primarily to the investment required to develop our process for manufacturing photovoltaic cells in our initial production facility, in addition to an increase in selling, general and administrative activity. In view of the level of expenditures required to sustain operations without significant product or research revenue anticipated in 2005, we also expect to experience a significant net loss for the fourth quarter of 2005.

Liquidity and Capital Resources

Liquidity. At September 30, 2005, our cash and cash equivalents and investments totaled $14,549,150. On June 21, 2005, the Company publicly announced that it intended to redeem its outstanding Class A public warrants at $.25 per warrant. The warrant holders had the ability to exercise each warrant for one common share at $6.00 per share. There were 2,371,830 Class A public warrants issued in conjunction with the Company’s initial public offering and a subsequent financing. In addition, the exercise of Representative warrants, issued in conjunction with the Company’s initial public offering, added 70,324 Class A public warrants subject to redemption. The exercise period ended August 11, 2005. During the exercise period, 2,425,062 of the Company’s Class A public warrants (99.3% of the total outstanding) were exercised for an equal number of shares of common stock and the Company received $14,550,373 in proceeds from the warrant exercises. Additionally, the exercise of other equity instruments, primarily Representative and Consultant warrants generated proceeds of approximately $1.5 million to the Company.

Net cash used in operating activities was $3,825,632 for the nine months ended September 30, 2005 compared to $2,173,945 for the nine months ended September 30, 2004. The activity for the nine months ended September 30, 2005 is primarily the result of operating expenses paid in cash of $1,806,130 for selling, general and administrative expenses, and $2,054,231 for research and development expenses. Since the initial public offering in February 2004, we have invested in expanding operations in Halfmoon, New York, and hired personnel and consultants to begin production and sales of our thin-film solar cells.

Expenditures for equipment purchases for the nine months ended September 30, 2005 were $1,927,586. We continue to purchase equipment and adapt the Halfmoon facility to establish our initial production lines in New York.

During the nine months ended September 30, 2005, we entered into an equipment note payable for $415,618 and an equipment financing lease of $38,595.

Capital Resources. We have historically financed our operations primarily from proceeds of the sale of equity securities, revenues received under research and development contracts, non-cash compensation arrangements and equipment lease financing. We presently do not have a credit facility with a lending institution.

We have been awarded certain research and development contracts and grants by the state of New York. These contracts and grants have been provided as an incentive for the Company to increase employment in the state and further advance research and technology in the solar energy industry. Following is a summary of the Company’s current contracts and grants:

•	$1,000,000 Research and Development Contract - Payment under the contract will be in phases as the Company meets facility scale-up and production milestones to commercially produce solar cells. As of September 30, 2005, the Company had earned $250,000 under this contract.

•	$250,000 Research and Development Contract - Payment under the contract will be in phases as the Company meets certain milestones in the design, installation, and performance of an energy waste reduction system. As of September 30, 2005, the Company had earned $115,000 under this contract.

•	$600,000 Capital Grant - Payment under the agreement will be in three phases as the Company meets certain equipment acquisition and employment milestones. As of September 30, 2005, the Company had earned $300,000 under this agreement. Terms of the grant require us to meet and maintain specified employment criteria, as defined, over a five year period. If we fail to meet the specified criteria, we must repay the unearned portion of the grant.

While we expect to continue to pursue similar cost-sharing government research contracts in the future, there can be no assurance that we will obtain such funds.

We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. We expect that our available cash balance, including the proceeds from the exercises of the Company’s Class A public warrants, monies from New York state incentives, equipment financing and the projected small amounts, if any, of cash that may be generated from operations, will be sufficient to finance our activities until the second half of 2006. Accordingly, the Company is currently exploring additional financing. By the end of 2005, we expect to have demonstrated production with our Gen-II manufacturing processes in the Halfmoon facility and will be developing a next generation Gen-III continuous manufacturing process. Although product sales may generate some revenues during 2006, we will require significant additional financing to fund further capital expenditures related to expansion of our manufacturing operations, especially as we approach implementation of the Gen-III continuous manufacturing process.

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

Capital Commitments. At September 30, 2005, we had outstanding approximately $810,000 of purchase orders for equipment. The equipment is expected to be received through the first quarter of 2006. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our President and Chief Executive Officer, Chief Financial Officer, and a Vice President.

Off-Balance Sheet Arrangements. The Company’s only off-balance sheet obligations are for operating leases entered into in the Company’s ordinary course of business.

The Company leases 18,000 square feet of office and manufacturing space in Halfmoon, New York under a five year lease that commenced July 1, 2004 for $9,750 per month. The Company also leases 5,500 square feet of office space in Halfmoon, New York under a forty five month lease that commenced October 1, 2005 for $5,769 per month. The Company leased office space in Grass Valley, California under a three year lease that commenced August 1, 2002 for $2,352 per month. The lease expired July 31, 2005 and the Company did not exercise its option to renew the lease. As of September 30, 2005, the Company had an operating lease for office equipment at a lease rate of $161 per month ending in August 2007.

Item 3.	Controls and Procedures.

The Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at September 30, 2005 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’s internal control over financial reporting, as of the end of the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2005, we had applied all of the proceeds from the initial public offering as follows:

Research and development	$3,130,060
Capital equipment	3,757,355
Sales and marketing	415,955
General corporate expenses	1,053,188

Total	$8,356,558

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: November 14, 2005	By:	/s/ JOHN R. TUTTLE
John R. Tuttle
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2005	By:	/s/ STEPHEN A. AANDERUD
Stephen A. Aanderud
Chief Financial Officer
(Principal Financial and Accounting Officer)