Form 10KSB
period 2005-12-31
DAYSTAR TECHNOLOGIES INC
filed 2006-03-17
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports to Section 13 of 15(d) of the Exchange Act.    ☐

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

Indicate by check mark whether the registrant is a shell company (as defined under Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for the year ended December 31, 2005:    $625,000

The aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price of such stock as reported by NASDAQ on March 1, 2006, was $ 82,593,241

At March 1, 2006, 6,502,211 shares of the registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DAYSTAR TECHNOLOGIES, INC.

Annual Report on Form 10-KSB

Year Ended December 31, 2005

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, among others, our need to raise additional financing, risks related to the development of our copper indium gallium selenide semiconductor (“CIGS”) solar cells and manufacturing processes to produce such cells, risks related to our delivery of CIGS to customers this year, including product reliability, energy efficiency, customer acceptance and safety; market acceptance of CIGS; the potential for early termination of key customer agreements; intense competition in the solar energy field; our history of losses; the historical volatility of our stock prices; general market conditions; and other factors that may affect our business.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this prospectus or any prospectus supplement as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under the caption “Management’s Discussion and Analysis or Plan of Operation—Risk Factors.”

ii

PART I

Item 1.    Description of Business

Overview

DayStar Technologies, Inc. is engaged in the development, manufacturing, and marketing of photovoltaic (“PV”) products that convert sunlight directly into electricity (the “PV” effect). Specifically, we have developed a thin-film solar cell based upon the copper-indium-gallium-selenide semiconductor material system, commonly known as CIGS. DayStar’s CIGS solar cell is differentiated from a majority of the competition by its mechanical flexibility and durability. Our intellectual property, including issued patents, patent applications, and trade secrets, resides in both the solar cell design and the method and equipment for its manufacture. Our intention is to develop and manufacture this product such that it is competitive or superior to the competition in performance, cost, and durability. Additionally, we are developing a PV packaging technology that concentrates sunlight onto solar cells. Concentrating PV is considered a cost reduction strategy for producing electricity from the sun.

Conventional crystalline silicon (“wafer-Si”) solar cells, while efficient, have an average production cost of approximately $2.00 per watt due to expensive, low-volume processing methods and high materials costs. A typical wafer-Si solar cell, depending on size, will typically generate between one and three watts, and sell for between $1.75 and $2.50 per watt.

We are in process of installing and qualifying the solar cell production line at our Halfmoon, New York facility. The production line employs both batch and in-line continuous (“batch-continuous”) processing methodologies. Contingent upon additional financing, we intend to evolve these production processes into fully continuous manufacturing processes. Our solar cell technology and manufacturing process is designed to use raw materials that do not suffer from the same supply constraints as silicon and use volume manufacturing equipment and procedures already proven in other industries, such as the magnetic disc drive industry. We are in early stages of production and testing of solar cells created with the batch-continuous manufacturing methodology.

Successful implementation of our continuous manufacturing process could enable us to produce thin-film CIGS solar cells with the same efficiency and functionality as wafer-Si solar cells that now dominate the market at approximately one-half, or less, of the current production cost of a wafer-Si cell.

In 2004, we closed an initial public offering (“IPO”) of common stock. We sold 2,118,500 units. A unit consisted of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. All of the units were sold at an initial public offering price of $5.00 per unit, resulting in an aggregate gross offering amount of $10.6 million. After deducting offering expenses and underwriting discounts, we received approximately $8.4 million of net proceeds from the offerings.

DayStar publicly announced its intent to redeem the outstanding Class A redeemable public warrants at $0.25 per warrant in June 2005. Prior to the redemption date, most holders exercised their right to purchase one share of common stock for $6.00. We received $14.5 million in proceeds from the exercise.

All of our revenue in 2005 was generated from contracts with a New York State government agency for development of equipment capability and demonstrating manufacturing capability.

Demand For Solar Electricity

Worldwide demand for electricity is expected to increase over the next 20 years. The Energy Information Administration of the U.S. Department of Energy estimates that world net electricity consumption will nearly double to reach a level of 26,018 billion kilowatt hours by 2025. Worldwide installed electrical generating capacity is expected to grow from 3,315 gigawatts (one gigawatt is equal to one billion watts) in 2002 to 5,495 gigawatts in 2025 to meet the projected increase in electricity demand. This represents an increase of approximately 65% over present generation capacity.

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

Production of solar photovoltaic cells increased from 280 MW in 2000 to 1,246 MW in 2004, or a compound annual growth rate of 45.2%, according to Solarbuzz. Growth has been driven by major market incentive programs in Germany, Japan and the United States. The global solar power market generated revenues of $6.49 billion in 2005 and revenues are expected to reach over $16 billion by 2012, according to Frost & Sullivan.

Solar cells have no moving parts that require ongoing maintenance and have shown good reliability, typically lasting for more than 20 years in the field. The solar electricity industry currently supplies electrical power for both on-grid electricity consumers and for specialized applications, such as end-users that choose to be off the electricity grid or that are located where connection to the grid is not feasible, such as remote areas or villages in developing nations. In these remote locations, solar electricity can be more cost-effective than installing a grid connection or using generators requiring fuel delivery and routine maintenance.

Interest in solar electricity by mainstream, on-grid electricity users also is increasing. In part, interest in on-grid solar electricity systems is growing because of government subsidies and incentive programs; increased prices for oil and gas; political instability in oil producing regions; increased demand for scarce energy resources from developing nations; adoption of renewable portfolio standards and other policy initiatives; and due to the increasing efficiency and reductions in the cost of systems. “Net-metering” laws (requiring utilities to purchase excess electricity produced by on-grid solar systems) and solar system rebates are some examples of government incentives aimed at grid-connected consumers in parts of the United States, Japan, Europe and elsewhere.

The Solar Cell Industry

The base-level products in the PV industry are solar cells and PV modules. PV modules are a connected group of solar cells. Solar cells work by absorbing light and converting it to electrical power. The great majority of commercial solar cells in use today are made of the same semiconductor material, silicon, used in the microelectronics industry. In addition to the semiconductor materials, solar cells consist of a top and bottom electrical contact to move the electricity out of the solar cell, much like a household battery.

The typical PV module consists of 36 to 200 solar cells connected together (depending on end-use application), a sealant to keep moisture and other environmental factors out, and a sheet of glass and frame to provide structural integrity to the package. Several modules are then connected together to form an array, which determines the total power output of the system. When the sun shines on a PV module, the energy is converted into direct-current (“DC”) electricity. An inverter (external to the array) then converts the DC electricity from the array into alternating current (“AC”) electricity. The performance of a solar cell is measured in terms of its efficiency in converting sunlight into electricity. Typical commercial solar cells have an efficiency ranging between 8% and 17%, meaning that for every 1,000 watts of sunlight striking a panel, 80 to 170 watts of electricity will be produced.

Approximately 93% of the world’s annual PV production uses crystalline silicon as its base material. Wafer-Si solar cells are efficient, but require significant energy and bulk material to manufacture, and are rigid and fragile. Alternative solar cells based upon thin films have been under development for approximately 20 years and are now being commercialized. Thin-film technology is also of interest to the defense and commercial airborne and orbital vehicle community due to its unique combination of efficiency, light-weight and flexible nature. A thin-film cell requires far less raw material to create than a wafer-Si cell. Thin-film solar cells, however, require a structural “substrate” to support them, such as glass, plastic or metal sheets or foils.

The three primary thin-film semiconductor materials currently being explored are amorphous silicon, cadmium telluride, and CIGS. The CIGS technology presently under development by DayStar and others has demonstrated over 19% conversion efficiency in the laboratory, the highest among all thin-film technologies. CIGS technology has a 15+ year field history and became commercially viable in part due to the efforts of the U.S. Department of Energy’s National Renewable Energy Laboratory. DayStar’s solar cells have not been extensively field tested, although prototype cells have previously been tested by the United States Air Force Research Laboratory and Dutch Space B.V. for performance, reliability, radiation hardness, and related issues pertaining to possible future use in satellite power applications. We are planning to initiate a comprehensive solar cell and module testing program to further qualify our products for existing and new markets.

Despite increased interest in the solar cell industry, there have been limited technological breakthroughs that enable solar-generated electricity to compete with hydrocarbon-generated electricity on a cost basis. Although the cost of a solar cell has decreased during the past 20+ years, and cell efficiency has increased, widespread use of solar cells has been hindered by costly manufacturing methods and materials and low industry-wide production capacity.

The current high cost of solar cells is largely the result of costly and low volume manufacturing methodologies and high (and often volatile) silicon feedstock costs. The existing batch-type manufacturing methodologies used to produce silicon solar cells have limited scalability resulting in diminished economies of scale. In addition, the silicon sold to the semiconductor industry is usually a higher grade than is needed in the PV industry and the cost of electronics-grade silicon is too high to be used as a substrate by the PV industry. In the past, this dynamic resulted in the PV industry primarily procuring Si material from the waste stream of the electronics industry. However, in recent years, the situation has evolved to where the solar industry now represents nearly 40% of the overall demand for feedstock Si and is therefore in direct competition with the electronics industry for existing feedstock production capacity. The result is insufficient and more expensive Si feedstock for the solar industry.

Development of Business

DayStar’s core technology is embedded in its Photovoltaic Foil™ product, which converts sunlight into electricity. Photovoltaic Foil™ is comprised of a CIGS-based solar cell. CIGS semiconductor material allows for the production of high performance, low cost solar cell products that could enable pervasive solar power generation. This technology is expected to enable photovoltaic products that are inexpensive, form factor flexible, lightweight and have numerous applications in a variety of market verticals. Photovoltaic Foil™ is the sunlight-to-electricity conversion engine in systems, modules and devices requiring an inexpensive power source.

The manufacture of our solar cell involves deposition of materials on a substrate in a vacuum, thermal treatment of the material, addition of an electrical conductive layer, creation of a discharge grid, and protective coatings. Our initial two production lines are installed at the Halfmoon, New York facility. Each line employs different thin-film deposition methods. One line incorporates a co-evaporation batch process (“Gen I”) that can be used for low-volume production (<100kW/yr) of high efficiency cells or specialty products. This line is also used for production process development and parameter benchmarking. The second line (“Gen II”) uses a combination of physical vapor deposition and thermal processing to form the CIGS solar cell. One aspect of the process employs a sputter-coating process, where multi-layered coatings are deposited as the substrates move through the vacuum chamber. This manufacturing methodology incorporates off-the-shelf manufacturing equipment and proven manufacturing methods employed in various high-tech industries, such as the magnetic disc drive industry. As currently configured, this Gen II line could produce 0.5 megawatts of solar cells per year in a two shift production. We are reviewing the possibility of investing in additional equipment to increase production capacity to between 2–5 MW/yr. Once the semiconductor stack has been fabricated, the solar cell goes through a “cell finishing” process where the final product is defined by a front- and rear-contact grid pattern and the cell edges are treated.

The next generation manufacturing process (“Gen III™”) will be characterized by a fully-continuous manufacturing process. Several components of the process, previously accomplished in a batch fashion, will then be integrated to form the continuous manufacturing equipment. Implementation of this new manufacturing process requires additional development, a new facility, significant capital expenditures and 12 to 15 months to implement. The continuous deposition equipment is unique, not off-the-shelf and will require that we design and manufacture deposition equipment. On March 10, 2006, we entered into a lease for approximately 50,000 square feet of factory and office space in Santa Clara, California to house our newly established equipment development group, responsible for the development of this next generation deposition equipment. We will require additional financing to begin implementation of this production process. Depending on the size of the factory, we estimate the equipment cost will be a minimum of $15 million dollars. We intend to initiate this development and implementation cycle in early 2006.

This continuous processing system will be modular in nature, allowing construction to be completed in sections. With sufficient follow-on financing, our goal is to first implement pilot manufacturing and then replicate the first Gen III™ manufacturing platform one or more times to achieve a desired level of production capacity. The total production capacity in our manufacturing facilities by the end of 2007 could be in the range of 10-50 MW/yr or higher, dependent upon market conditions and other technical risk factors. In addition, we are pursuing OEM relationships with companies that may be interested in converting their existing manufacturing facilities to manufacture solar cells if our manufacturing process is successful.

DayStar has developed alternative production procedures if a particular method of cell manufacturing does not translate well to the proposed manufacturing process. Some alternative production possibilities involve the substitution of one thin-film material for another, the use of another procedure, such as non-vacuum or vapor deposition, to deposit a particular thin-film layer onto the substrate, or manufacturing our solar cell with a less-automated process. We believe that, even if particular manufacturing stages are unable to be translated to continuous in-line processing, the production cost for our solar cell will still be less than the cost of cells produced using our existing batch production methods.

The sale of grid-interconnected photovoltaic systems is subject to direct and indirect regulation by state, federal and foreign governments. These regulations include rules governing energy transmission, safety, reliability, quality and incentives aimed at reducing carbon emissions or increasing renewable sources of energy. Off-grid PV systems are typically only subject to local code inspection as per any other electrical system build out. Daystar is not directly impacted by these regulations at this point because we are focused on research and development activities and sales of solar cells to OEM manufacturers rather than solar systems for end use applications.

The raw materials used in our proposed manufacturing process consist of stainless steel, titanium, copper, indium, gallium, selenium, molybdenum, nickel and silver. None of these materials has been difficult to purchase in the last two decades, nor is a shortage of any of them expected in the foreseeable future. Indium and gallium are by-products of zinc and aluminum mining and, although not as widely available as the other elements, supplies are anticipated to be more than adequate for the foreseeable future.

Markets and Customers

DayStar is currently focused on the development of manufacturing methods to increase energy efficiency, reliability and throughput while decreasing cost. We do not plan to sell significant volumes of our solar cells manufactured from our Gen II production. Accordingly, sales and marketing activities are limited to attendance at conferences, and identification of target customers or partners to further DayStar’s mission of mass market introduction of Gen III™ product, and business development activities to open niche markets for other PV foil products.

We intend to market and sell our solar cells at each generation of manufacture. The volume of cells being produced should increase as each generation is achieved, with corresponding reductions in manufacturing cost.

Completed solar cell coupons, sheets or rolls can be cut into various shapes and packaged in a number of different ways to meet the needs of customers. DayStar’s thin-film CIGS solar cell can be made structurally (shape, size, weight, etc.) and functionally equivalent to silicon wafer cells, and will be available as a substitute for the silicon wafer cells that are currently the industry standard in nearly all power-module manufacturing operations. Module manufacturing companies create modules by packaging a number of silicon wafer cells together. Our product will offer module manufacturing companies an alternative, lower-cost solar cell that has the similar efficiencies, function, shape, and size as the silicon wafer cells they now use in manufacturing. However, unlike silicon wafers, DayStar’s products made on specialty foil are not breakable and will allow module manufacturers greater processing yields.

In addition to a silicon cell alternative, the unique properties of our Photovoltaic Foil™ can enable a wide range of new product designs that should appeal to a variety of markets including use in new building materials or specialty consumer electronics. Daystar is actively engaged with several companies in exploring these possibilities.

Our target markets and customer base will evolve with the maturity of our manufacturing operations. Initially we are focusing our sales and marketing efforts in North America, Europe and Asia. Our current Photovoltaic Foil™ product family includes TerraFoil™, TerraFoil SP™ and LightFoil™.

TerraFoil™ is an alternative to silicon wafer solar cells currently used in flat plate PV modules. The product consists of a high performance CIGS solar cell deposited on 1–5 mil stainless steel or other metallic substrates, depending on application. It is expected that TerraFoil™ will be similar to the majority of today’s silicon cells and can be assembled into conventional flat plate PV modules with automated machinery used commonly by module manufacturing companies in the PV supply chain. Outside of flat plate module use, TerraFoil™ has additional applications as a result of its thin, flexible stainless steel base. These applications include building integrated components including roofing and siding as well as consumer products where form factor flexibility is enabling new product developments.

Our initial customer in this product family is Blitzstrom GmbH (“Blitzstrom”), of Germany, a PV system integrator of megawatt-scale PV power plants and a distributor of photovoltaic systems and components in Germany and the European Union. On June 9, 2005, we entered into an agreement with Blitzstrom for the purchase of our TerraFoil™ solar cells. The agreement calls for a variable monthly delivery based on estimated annual production volumes, escalating in volume through the end of 2008, with price based on a variable pricing mechanism. Under the agreement, Blitzstrom will purchase up to 50% of the TerraFoil™ solar cells produced by DayStar at threshold solar cell efficiencies. The agreement sets forth fixed annual prices for the products to be purchased by Blitzstrom through 2006. These prices are presently below fair market value for comparable silicon solar cells. We believe these prices to be fair and reasonable given the market entry opportunities. Moreover, we anticipate that the costs associated with producing the products purchased will decrease significantly once scale up of Gen III™ production is completed. However, near-term costs will exceed the near-term revenue expected to be received during this period and, accordingly, we expect to realize a loss from this product during the scale-up period. In 2007 and 2008 or under certain other conditions, pricing will be re-negotiated. However, such prices shall not exceed, and will generally be at a discount to, the fair market value of comparable volumes of near-term commercially available silicon solar cells. In December 2005, we completed manufacturing initial shipments of solar cells produced from the Gen II line. In December 2005, nearly 500, 10cm x 10cm TerraFoil™ cells were shipped to Titan Energy in India, the contract PV module manufacturer of Blitzstrom.

TerraFoil SP™ is a product alternative to silicon wafer solar cells in smaller PV modules and specialty consumer product applications. A variety of cell sizes and foil thickness provide a range of string voltage and total power combinations for specific small area module applications and specialty lighting and remote power products.

Our initial customer in this product family is Micro Energy Group, Inc. (MEG) of Zhuhai, China. MEG designs, manufactures and sells solar cell raw materials, finished solar cells, solar modules and power components for consumer electronics and terrestrial solar electrification. On June 20, 2005, we entered into an agreement with MEG for the purchase of our TerraFoil-SP™ and TerraFoil™ solar cells. The agreement calls for a graduated delivery, contingent upon our ramp-up of production capacity, through the end of 2006. Prices are based on a variable market-competitive pricing mechanism to be negotiated quarterly. The agreement provides estimates of the volume of solar cells at threshold solar cell efficiencies. In early January 2006, a shipment of over 300 cells, including a variety of smaller size TerraFoil-SP™ solar cells, was provided to MEG.

LightFoil™ is a product that has applications where high specific power (power to weight ratio or Watts/kg) and form factor flexibility are key requirements. LightFoil’s™ lightweight, high performance and form factor flexibility is derived from a unique design which consists of CIGS solar cells deposited on thin titanium foil. The flexibility is both physical and in form factor which enables molding to curved surfaces and can be cut to shape to conform to complex geometries. Such applications include satellite, high altitude airship for near space deployment, and mobile terrestrial power systems. The pricing of cells for this application is at a premium relative to traditional markets and we believe the volume of cells for this technology platform could be substantial. This customer base is primarily military in nature, though there are also commercial ventures interested in each of these technology platforms. We currently have no customers in this product family, but are actively engaged in numerous public requests for proposals for continued development of LightFoil™ cells and LightPak™, the packaging of the cells into modules or subarrays.

Our strategy of increasing manufacturing capacity at a lower cost is based in part on the assumption of continuing growth in the solar electric power market. Should the overall, or niche (e.g. LightFoil™ ) solar electric power markets fail to achieve continued growth, or should growth cease or diminish in particular market segments and geographic sales regions where we intend to sell our products, a material adverse effect on our business, results of operations and financial condition may occur.

We have been awarded certain research and development contracts and grants by two New York State government agencies, New York State Energy Research and Development Authority (“NYSERDA”) and Empire State Development Corporation (“ESDC”). These contracts and grants have been provided as an incentive for DayStar to increase employment in the state and further advance research and technology in the solar energy industry.

As of March 1, 2006, we have two employees and one consultant dedicated to our sales and marketing efforts. In addition, we have retained the services of a public relations/media firm to assist in local and national exposure of DayStar.

Intellectual Property; Research and Development

Our future in the solar cell industry and in the CIGS market in particular, depends, in part, upon our ability to innovate solar cell processing methodologies that create enhanced product characteristics. Therefore, we believe it is crucial to develop a robust intellectual property portfolio, including patents, know how, trade secrets, and copyrights. Beyond the technological advancements, DayStar is also actively building a trademark portfolio that distinguishes our products from our competitors.

We rely on a combination of patent (both national and international), trade secret, trademark and copyright protection to protect our intellectual property (“IP”). Our strategy is to apply for patent protection for all necessary design and manufacturing requirements. Additionally, we systematically analyze the existing IP landscape to determine where the greatest opportunities for developing IP exist.

In 2005, we continued to build our technical portfolio by 1) filing seven patent applications in the US and abroad, 2) preparing an additional five patent applications, 3) negotiating key licensing agreements with the National Renewable Energy Laboratory, and 4) implementing enhanced product know-how into our trade secrets. We make no claims that any of these patent applications will result in a grant of patent. DayStar will explore other opportunities to expand its technology portfolio as the business advances into Gen III™ and/or as market opportunities present added benefits to our overall strategy.

Additionally, we have retained ownership to IP rights in technologies relating to concentrating PV optics and packaging design. This includes two US patents, nine international patents, and two international applications. These patents will become useful as we execute our manufacturing strategy into Gen III™ and become involved in large-scale electricity projects. If we exploit these concentrator patents, we will owe certain royalty payments to our co-founder, Dr. Eric Cole.

In addition, we have initiated the beginnings of our trademark portfolio through filing Intent to Use trademark applications for LightFoil™, Aloft™, LightPak™, TerraFoil™, TerraFoil-SP™, Integrate™, PowerFoil™, Photovoltaic Foil™, PV Foil™, LighTIR™, ConcentraTIR™, Silicon-free™, Pervasive.Solar.Energy.™, and Gen III™. We also secure and maintain copyright protection for our publications.

Despite these precautions, it may be possible for a third party to use our proprietary information without authorization or to develop similar technologies independently.

Research and development expenses were $3,513,860 in 2005 and $1,589,727 in 2004. We expect research and development expenses to increase in 2006 as we expect to continue development of the Gen II process, develop LightFoil™ products and begin Gen III™ development.

Competition

Our product, a flexible, efficient, inexpensive solar cell, will compete with current solar cell technologies (such as the conventional crystalline silicon solar cells and other thin-film cell and module technologies), other “clean” renewable energy technologies (for example, wind, ocean thermal, ocean tidal, and geo-thermal power sources), and conventional fossil fuel based technologies for the production of electricity. We expect our primary competition will be within the solar cell marketplace. Barriers to entering the solar cell manufacturing industry include the technical know-how required to produce solar cells that maintain acceptable efficiency rates, at competitive production costs. In addition, any new solar cell technology would probably need to demonstrate successful testing prior to widespread market acceptance.

A variety of competing solar cell technologies are being developed by a number of companies. Such technologies include amorphous silicon, cadmium telluride and copper indium diselenide as well as advanced concepts for both bulk ingot-based and thin-film crystalline silicon. Any of these competing technologies may achieve manufacturing costs per watt lower than the cost per watt to manufacture our CIGS solar cells. The present shortage of silicon feedstock may change in the next 2-5 years also affecting the demand for non-silicon based products.

We believe the principal competitive factors in the market for solar electric power products are: price per watt, long-term stability and reliability, conversion efficiency and other inherent performance measures, ease of handling and installation, product quality, reputation, and environmental factors. If we do not compete successfully with respect to these or other factors, it could materially and adversely affect our business, results of operations, and financial condition.

A number of large companies are actively engaged in the development, manufacturing and marketing of solar electric power products. The largest PV cell suppliers include Sharp Corporation, BP Solar, Q-Cells, Shell Solar, Sanyo Corporation, and Kyocera Corporation, which together supply over half of the current PV cell market. All of these companies have greater resources to devote to research, development, manufacturing and marketing than we do.

In December 2005, Honda Motor Co., Ltd. announced plans to build in Japan a 27.5 MW CIGS solar cell facility to be operational in 2007. Shell Solar has also been working on a CIGS technology and recently divested itself of its wafer-Si operations in order to focus exclusively on CIGS-based products. Wurth Solar of Germany manufactures a monolithic (non-discrete solar cell) CIGS module similar to the work being done at Shell. There are also several small companies working to manufacture CIGS solar cells. Global Solar, LLC in Tucson, Arizona is pursuing roll-to-roll non-continuous manufacturing of integrated panels on plastic substrates, and discrete solar cells on stainless steel. One emerging company, Miasolé, is considering a manufacturing approach somewhat similar to DayStar’s. We believe our competitive advantages will emerge due to our thin-film CIGS solar cell knowledge base, cell design, the efficiency and scale and methodology of our proposed manufacturing process, and our extensive experience and research regarding the properties of thin-film CIGS solar cells.

Employees

As of March 1, 2006, we have fifty-one full-time and four part-time employees. From time to time we employ people, primarily manufacturing personnel, through employment agencies. In most cases this is used as a test period prior to employment. As of March 1, 2006, we have three individuals paid through employment agencies. None of our employees are covered by collective bargaining agreements, and we believe our relations with employees are good.

Corporate Information

DayStar Technologies, Inc., a Delaware corporation, was formed in February 1997. In June 1997, we acquired all the assets of CoGen Solar, LLC, an Arizona limited liability company organized in 1996 by Dr. John R. Tuttle and Dr. Eric Cole. We have one subsidiary, DayStar Solar LLC, a Colorado limited liability company, which discontinued operations in the second quarter of 2005. Our website is located at www.daystartech.com. The information available on or that can be accessed through our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-KSB.

Availability of Information

We make available through our website (http://www.daystartech.com), free of charge, our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. DayStar files electronically with the SEC and the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2.    Description of Property

We lease approximately 23,500 square feet of space in two buildings in a corporate park in Halfmoon, New York. Both leases expire on July 1, 2009. This space is currently used for research and development, production, marketing and administration, and as our corporate headquarters.

On March 10, 2006, we entered into a fifty-one month lease for approximately 50,000 square feet of factory and office space in Santa Clara, California. The space will be the location of the Company’s equipment development group, responsible for the development of certain next generation manufacturing equipment. The terms of the lease allow for early termination by the landlord effective as of the expiration of the thirty-sixth month of the lease term.

On July 31, 2005, our lease for approximately 3,000 square feet of office space in Grass Valley, California expired and was not renewed. The leased space was initially used as our corporate headquarters and more recently used by our solar systems subsidiary, DayStar Solar, LLC, whose operations were discontinued in the second quarter of 2005.

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

None.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2005 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Market Information

The following tables set forth the high and low closing bid prices, per share or warrant, for our Common Stock and Warrants as reported by the NASDAQ Capital Market for each quarter in the past two years:

Common Stock “DSTI”
Fiscal Quarters	High	Low
2005
March 31, 2005	$8.06	$2.57
June 30, 2005	$16.13	$5.38
September 30, 2005	$17.30	$11.70
December 31, 2005	$12.22	$8.49

2004
March 31, 2004	$2.59	$2.33
June 30, 2004	$3.56	$2.05
September 30, 2004	$2.99	$1.70
December 31, 2004	$3.27	$2.33

Class A warrant “DSTIW”
Fiscal Quarters	High	Low
2005
March 31, 2005	$1.90	$0.62
June 30, 2005	$10.05	$1.10
September 30, 2005(1)	$11.23	$5.98

2004
March 31, 2004	$0.93	$0.56
June 30, 2004	$0.85	$0.50
September 30, 2004	$0.74	$0.30
December 31, 2004	$0.79	$0.60

(1)	All Class A warrants not exercised were redeemed and trading ceased on August 11, 2005.

Class B warrant “DSTIZ”
Fiscal Quarters	High	Low
2005
March 31, 2005	$1.50	$0.23
June 30, 2005	$6.87	$0.92
September 30, 2005	$8.05	$5.10
December 31, 2005	$5.73	$3.40

2004
March 31, 2004	$0.84	$0.60
June 30, 2004	$0.65	$0.26
September 30, 2004	$0.32	$0.10
December 31, 2004	$0.35	$0.20

Holders

As of March 1, 2006, there were approximately 6,298 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plan, our 2003 Equity Incentive Plan. The information in this table is as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available
Equity compensation plans approved by security holders(1)	293,375	(2)	$8.04	136,248
Equity compensation plans not approved by security holders (3)	74,800		4.50	—

Total	368,175		$7.32	136,248

(1)	Our 2003 Equity Incentive Plan permits the issuance of restricted stock, stock units, options to purchase our common stock, or stock appreciation rights, not to exceed 1,050,000 shares of our common stock, to employees, outside directors, and consultants.
(2)	Does not include 558,502 and 38,750 shares of restricted stock granted in 2003 and 2005, respectively, under our 2003 Equity Incentive Plan to certain of our officers, employees and consultants.
(3)	Represents warrants granted to consultants. In connection with the IPO, warrants were issued to a consultant to purchase 25,000 shares of common stock at $7.50, having a term of 10 years. In 2005, warrants were issued to consultants to purchase 49,800 shares of common stock at $3.00 with a term of 5 years.

Item 6.    Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes. This discussion and analysis contains forward-looking statements relating to future events and our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in this Annual Report on Form 10-KSB.

Overview

We began operations in 1997 for the purpose of developing thin-film, copper-indium-gallium-selenide solar cells, known as a CIGS solar cells, and more cost-effective processes for manufacturing such solar cells. From inception, we have focused our efforts on research and development, manufacturing, development of an initial customer base and raising capital.

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

On June 21, 2005, We publicly announced that we intended to redeem our outstanding Class A public warrants at $.25 per warrant. The warrant holders had the ability to exercise each warrant for one common share at $6.00 per share. There were 2,371,830 Class A public warrants issued in conjunction with the initial public offering and a subsequent financing. In addition, the exercise of Representative warrants, issued in conjunction with the initial public offering, added 70,324 Class A public warrants subject to redemption. The exercise period ended August 11, 2005. During the exercise period, 2,425,062 of the Class A public warrants (99.3% of the total outstanding) were exercised for an equal number of shares of common stock and we received $14.5 million in proceeds from the warrant exercises. Additionally, the exercise of other equity instruments, primarily Representative and Consultant warrants, generated proceeds of approximately $1.9 million. The proceeds from all such exercises will be used to complete the build-out of the facility in Halfmoon, New York; fund costs related to ramping up production, accelerating development of and transitioning to our next generation of production (“Gen III™”); and for general operating costs and corporate purposes.

During 2006, we expect to continue the development of the Gen II process and production capability, expand development efforts for LightFoil™ products, and development of the Gen III™ process. The development of the Gen II process includes producing and selling limited amounts of solar cells while increasing headcount, primarily manufacturing personnel and enhancing our manufacturing support capability. The development efforts for LightFoil™ products require additional development engineering headcount and purchasing production equipment. The Gen III™ effort will include increasing engineering headcount, building-out additional manufacturing facilities, designing and manufacturing prototype deposition equipment, and purchasing and installing automation processing equipment.

We will require additional financing to implement the above programs. We have historically funded our operations principally from the sale of equity securities and, to a lesser extent, through government grants and contracts. We expect to need additional capital infusions to execute our business plan, and will require additional capital to complete our next generation manufacturing processes. If adequate capital resources are not available to us, we will be forced to curtail or terminate operations.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those accounting policies can be found in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-KSB. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

Revenue Recognition—We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

Capital Grants—Amounts earned under capital grants for the direct reimbursement of property and equipment costs are recorded as a reduction of the cost of the property or equipment subject to the grant. If we fail to meet specified criteria, we must repay the unearned portion of the grant.

Patents. Costs incurred to prosecute patents are expensed as incurred. Patent costs paid to obtain patents from third parties are capitalized and amortized over the life of the patent.

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

Stock-Based Compensation—We account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock, stock options or other similar instruments, granted to employees is measured as the excess, if any, of the quoted market price of our common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

We account for stock-based compensation for non-employees under SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value was determined using the Black-Scholes option pricing model and using the criteria set forth in SFAS No. 123.

Impact of Recently Issued Accounting Pronouncements—

SFAS No. 123(R), “Share-Based Payment.” In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) is effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for us beginning January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods in the year of adoption.

We plan to adopt SFAS 123(R) using the modified prospective approach. Because SFAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as previously described in the disclosure of pro forma net income and earnings per share, in the notes to our consolidated financial statements.

SFAS No. 151, “Inventory Costs.” In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

SFAS No. 153, “Exchanges of Nonmonetary Assets.” In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which changes the guidance in APB Opinion 29, “Accounting for Nonmonetary Transactions”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections.” In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3”. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and corrections of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS 154 will have a material impact on our financial statements.

Results of Operations

Comparison of Years Ended December 31, 2005 and 2004

Certain reclassifications have been made to the 2004 financial information to conform to the 2005 presentation.

Research and development contract revenue. Our research and development contract revenue was $625,000 for the year ended December 31, 2005. There was no research and development contract revenue for the year ended December 31, 2004. All of our revenue during the year ended December 31, 2005 was research and development contract revenue earned as a result of achieving various milestones under agreements with a New York State government agency.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3,385,525 for the year ended December 31, 2005 compared to $2,430,176 for the year ended December 31, 2004, an increase of $955,349 or 39%. The increase in selling, general and administrative expenses corresponded with the increase in headcount and overall growth during the year ended December 31, 2005. As a result, salaries, consulting and other administrative costs increased during 2005. Additionally, in August 2004, we moved our corporate headquarters and principal development and production facilities from Grass Valley, California to a larger, more expensive facility in Halfmoon, New York. During 2006, in anticipation of expansion to our next generation manufacturing facility, we expect to incur increased selling, general and administrative expenses. Additionally, the implementation of Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment”, SFAS No. 123(R), effective January 1, 2006 is expected to create additional equity-based compensation expense for administrative personnel in 2006.

Research and development expenses. Research and development expenses were $3,513,860 for the year ended December 31, 2005 compared to $1,589,727 for the year ended December 31, 2004, an increase of $1,924,133 or 121%. Research and development expenses increased due to an increase in the number of engineering personnel and increased development activities related to creating the capability to manufacture photovoltaic cells. We expect to incur significant additional research and development expenses in 2006 as additional engineering personnel are added and we continue to develop and enhance our manufacturing technologies. We also anticipate incurring additional equity-based compensation expense for engineering personnel with the implementation of SFAS No. 123(R), effective January 1, 2006.

Depreciation and amortization expense. Depreciation and amortization expenses were $667,200 for the year ended December 31, 2005 compared to $103,981 for the year ended December 31, 2004, an increase of $563,219. Depreciation and amortization expense increased primarily as a result of significant capital equipment being placed in service in the Halfmoon facility during the latter part of 2004 and throughout 2005, as we continued to develop our manufacturing technologies to produce photovoltaic cells.

Interest expense. Interest expense was $91,837 for the year ended December 31, 2005 compared to $612,330 for the year ended December 31, 2004, a decrease of $520,493. In February 2004 we recognized a non-cash interest expense of $506,650 related to the conversion of equity unit subscriptions from debt to equity and $67,687 related to the charge off of deferred financing costs. Other interest costs result from capital lease obligations and notes payable.

Other income. Other income was $276,436 for the year ended December 31, 2005 compared to $75,374 for the year ended December 31, 2004, an increase of 201,062 or 267%. Other income primarily represents interest on investments.

Net loss. Our net loss was $6,763,159 for the year ended December 31, 2005 compared to a loss of $4,665,895 for the year ended December 31, 2004. The increase in net loss was due primarily to the investment in engineering and operations equipment and personnel required to develop our process for manufacturing photovoltaic cells in our initial production facility, as well as a corresponding increase in selling, general and administrative activity during 2005. In 2006, we expect to continue to incur significant expenses related to the development and enhancement of our manufacturing technologies. In addition we expect significant expenses as we begin to implement plans for expansion into our next generation facility. We also anticipate additional equity-based compensation expense as a result of the implementation of SFAS No. 123(R), effective January 1, 2006. Without significant product revenue anticipated in 2006, we also expect to experience a significant net loss for 2006.

Liquidity and Capital Resources

Liquidity. At December 31, 2005, our cash and cash equivalents and investments totaled $12,364,310. On June 21, 2005, DayStar publicly announced that we intended to redeem our outstanding Class A public warrants at $.25 per warrant. The warrant holders had the ability to exercise each warrant for one common share at $6.00 per share. There were 2,371,830 Class A public warrants issued in conjunction with the initial public offering and a subsequent financing. In addition, the exercise of Representative warrants, issued in conjunction with the initial public offering, added 70,324 Class A public warrants subject to redemption. The exercise period ended August 11, 2005. During the exercise period, 2,425,062 of the Class A public warrants (99.3% of the total outstanding) were exercised for an equal number of shares of common stock and we received $14,550,372 in proceeds from the warrant exercises. Additionally, the exercise of other equity instruments, primarily Representative and Consultant warrants generated proceeds of $1,852,787 during 2005.

Net cash used in operating activities was $5,400,302 for the year ended December 31, 2005 compared to $2,748,265 for the year ended December 31, 2004. The activity for the year ended December 31, 2005 is primarily the result of operating expenses paid in cash of $3,368,441 for research and development expenses and $2,922,203 for selling, general and administrative expenses. Since the initial public offering in February 2004, we have invested in expanding operations in Halfmoon, New York, and hired personnel and consultants to begin production and sales of our thin-film solar cells.

Expenditures for equipment purchases for the year ended December 31, 2005 were $2,834,589. We continue to purchase equipment and adapt the Halfmoon facility to establish our initial production lines in New York.

During the year ended December 31, 2005, we entered into an equipment note payable for $415,618 and an equipment financing lease of $38,595.

Capital Resources. We have historically financed our operations primarily from proceeds of the sale of equity securities, revenues received under research and development contracts and grants, non-cash compensation arrangements and equipment lease financing. We presently do not have a credit facility with a lending institution.

We have been awarded certain research and development contracts and grants by the state of New York. These contracts and grants have been provided as an incentive for DayStar to increase employment in the state and further advance research and technology in the solar energy industry. Following is a summary of the current contracts and grants:

•	$1,000,000 Research and Development Contract—Payment under the contract will be in phases as we meet facility scale-up and production milestones to commercially produce solar cells. As of December 31, 2005, we had earned $450,000 under this contract, $250,000 of which was received. The remaining $200,000 was included in Receivables at December 31, 2005 and received in January 2006.

•	$250,000 Research and Development Contract—Payment under the contract will be in phases as we meet certain milestones in the design, installation, and performance of an energy waste reduction system. As of December 31, 2005, we had earned $175,000 under this contract, $155,000 of which was received. The remaining $20,000 was included in Receivables at December 31, 2005 and received in January 2006.

•	$600,000 Capital Grant—Payment under the agreement was in three phases as we met certain equipment acquisition and employment milestones. As of December 31, 2005, we had met the milestones required to receive all funds under the agreement. As of December 31, 2005, $300,000 has been received under this contract. The remaining $300,000 was receivable at December 31, 2005 and was received in January 2006. Terms of the grant require us to meet and maintain specified employment criteria, as defined, over a five year period. If we fail to meet the specified criteria, we must repay any unearned portion of the grant.

While we expect to continue to pursue similar cost-sharing government research contracts in the future, there can be no assurance that we will obtain such funds.

We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. We expect that our available cash balance, including monies from New York state incentives, exercise of Representative warrants, and possible equipment financing will be sufficient to finance development of the Gen II process through 2006. Additional financing will be necessary to fund development efforts for LightFoil™ products and development and implementation of the Gen III™ manufacturing process. Accordingly, we are currently exploring ways to raise additional financing.

Without additional financing, we would need to delay certain of these activities and defer certain capital expenditures. Our financing plan includes (1) obtaining private equity funding, (2) evaluating the likelihood of converting the Class B public warrants to common stock, (3) completing a secondary public offering, (4) obtaining debt financing and (5) increasing government grant and other contract revenue. Such financing may not be available to us on terms that are acceptable to us, if at all, and any new equity financing may be dilutive to our stockholders.

Commitments. At December 31, 2005, we had outstanding approximately $1,000,000 of purchase orders for equipment. The equipment is expected to be received during 2006. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with four of our executive officers. These commitments are discussed further in the Commitments and Contingencies note to the consolidated financial statements.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases entered into in the ordinary course of business.

We lease 23,500 square feet of office and manufacturing space in Halfmoon, New York. We lease 18,000 square feet in one location under a five year lease that commenced July 1, 2004 for $9,750 per month. In a second location in the same corporate park, we lease 5,500 square feet of office space under a forty-five month lease that commenced October 1, 2005 for $5,769 per month. In March 2006, we signed a lease for approximately 50,000 square feet of factory and office space in Santa Clara, California under a fifty-one month lease that commences June 2006 for $18,144 per month. We had leased office space in Grass Valley, California under a lease that expired July 31, 2005 and was not renewed. We also maintain two leases for certain office equipment with terms of three and five years that expire in August 2007 and November 2008.

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

We may be unable to raise additional capital to complete our development, manufacturing and commercialization plans and the failure to complete such development, manufacturing and commercialization plans will materially adversely affect our business plans, prospects, results of operations and financial condition. We expect that our available cash will only be sufficient to finance our Gen II activities through 2006. We do not believe that we will become profitable through our Gen II activities and that we will need to develop, implement and commercialize Gen III™ processes in order to eventually achieve profitability. Commercializing Gen III™ products and processes is dependant on a number of factors, including further product and manufacturing process development; development of large-scale production capabilities; completion, refinement and management of our supply chain; completion, refinement, and management of our distribution channel; and further work on standards critical to consumer acceptance. All of this will be expensive and require significant capital resources that are well in excess of all current resources available to us. We believe that we will need to raise additional funds. Additional financing will likely cause dilution to our stockholders and could involve the issuance of securities with rights senior to the outstanding shares. There is no assurance that such funds will be sufficient, that the financing will be available on terms acceptable to us and at such times as required, or that we will be able to obtain the additional financing required, if any, for the continued operation and growth of our business. Any inability to raise necessary capital will have a material adverse effect on our business plans, prospects, results of operations and financial condition.

We may not successfully develop products or manufacturing processes for Gen III™ in the timeframes we have discussed, if ever, and any significant delays or the failure to do so will materially adversely affect our business plans, prospects, results of operations and financial condition. We expect our manufacturing development work to continue on our Gen II production line throughout 2006, during which time we will be developing manufacturing processes for Gen III™. Gen III™ technology is a new technology with many technical, engineering and process challenges that still remain unsolved. There may be technical barriers to development of Gen III™ products and processes. Development of products and manufacturing processes for Gen III™ may not succeed or may be significantly delayed. The Gen III™ thin-film solar cells will be produced through a manufacturing process that has not yet been constructed or tested on a commercial scale specific to the solar cell industry. If we fail to successfully develop our thin-film manufacturing process, or if there are significant delays in development, we will likely be unable to recover the losses we will have incurred in attempting to develop these products and technologies and may be unable to make sales or become profitable and our business plans, prospects, results of operations and financial condition would be materially adversely affected.

We have limited experience manufacturing solar cells on a commercial basis. If we do not achieve the necessary manufacturing capabilities, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition. To date, we have focused primarily on small scale manufacturing, research and development and have limited experience manufacturing solar cells on a commercial basis. We are continuing to develop our manufacturing capabilities and processes. We do not know whether the processes we have developed thus far will be capable of supporting large-scale manufacturing, or whether we will be able to develop the other processes necessary for large-scale manufacturing of solar cells that meet the requirements for cost, schedule, quality, engineering, design, production standards and volume requirements. Failure to develop or procure such manufacturing capabilities will have a material adverse effect on the Company’s business plans, prospects, results of operations and financial condition.

Our cost to produce Gen II solar cells exceeds the amount for which we can currently sell such product. If we are unable to reduce the costs of Gen III™ solar cells, it will have a material adverse effect on the Company’s business plans, prospects, results of operations and financial condition. We may not be able to achieve our manufacturing cost targets for our solar cells, which could prevent us from ever becoming profitable. If we cannot achieve our targeted unit production costs or if we experience difficulties in our pilot manufacturing process, such as capacity constraints, quality control problems or other disruptions, we may not be able to manufacture our products at acceptable costs, which would eliminate our ability to effectively enter the market. A failure by us to achieve a lower cost structure through economies of scale, improvements in manufacturing processes and engineering design, or technology maturation would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

In order to meet our commercialization goals, we are experiencing rapid change and growth. Failure to manage this change and growth effectively may have a material adverse effect on our business plans, prospects, results of operations, cash flows and financial condition. This anticipated development of our manufacturing technology will place a significant strain on our managerial, financial and personnel resources. To reach our goals, we will need to successfully recruit, train, and manage new employees; develop our manufacturing capabilities; integrate new management and employees into our overall operations; and establish improved financial and accounting systems. Our failure to manage expansion of our business effectively will have a material adverse effect on our business, results of operations and financial condition.

Our products have never been sold on a mass market commercial basis and we do not know whether they will achieve market acceptance. Failure of our product to achieve market acceptance will have a material adverse effect on our business plans, prospects, results of operations and financial condition. Our products, if developed, may not achieve market acceptance. The development of a successful market for our proposed products and our ability to sell our products at a lower price per watt may be adversely affected by a number of factors, many of which are beyond our control, including but not limited to:

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

If our proposed products fail to gain market acceptance, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Since our inception, we have incurred net losses and anticipate continued net losses. If we do not become profitable and sustain profitability, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition. Since our inception we have incurred net losses and have negative cash flows from operations, including net losses of $6,763,159 for the year ended December 31, 2005. As a result of ongoing operating losses, we also had an accumulated deficit of $14,049,542 at the same date. We expect to incur substantial losses over at least the next year, and may never become profitable. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase in the near future as we seek to build our pilot manufacturing operations, develop our sales and distribution network, continue to develop our manufacturing technologies, implement internal systems and infrastructure, and hire additional personnel. We do not expect to become profitable until after Gen III™ is in production. These ongoing financial losses may have a material adverse effect on our business plans, prospects, results of operations and financial condition.

If we experience significant delays, cost over runs and technical difficulties in installing manufacturing capacity, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition. Completing the installation of equipment in our Halfmoon manufacturing facility may require significant additional investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of delays, equipment problems, cost overruns and other start-up and operating difficulties. Our manufacturing processes use both off-the-shelf and custom-built equipment. While most of the Halfmoon manufacturing facility equipment has been received, this equipment may take longer and cost more to debug than planned and may never operate as designed. If we experience any of these or similar difficulties, we may be unable to complete our pilot manufacturing lines. Without our manufacturing line, we would likely have no manufacturing capacity, revenues or earnings, and you would lose your entire investment.

We were formed in 1997 and have a very limited operating history and history of financial results. There is little meaningful historical financial or other information available upon which you can base your evaluation of our business and prospects. We have not begun commercial production. In addition, at this stage in our implementation of our business plan we have less insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven. As a result, you should consider our business and prospects in light of our lack of operating history and the challenges that we will face as an early-stage company seeking to develop a new manufacturing process. If we are not able to develop our business, we will not be able to achieve our goals and could suffer economic loss or collapse, in which case you may lose your entire investment.

Our leadership team and board of directors have limited experience working with one another and if they do not work together effectively, it could have a material adverse effect on our business plans, prospects, results of operations and financial condition. Our executive officers, board of directors and key employees have worked together for a limited period of time. If our management team cannot successfully work together, if they fail to develop a thorough understanding of our business on a timely basis, or if they prove unable to meet the demands of running a public company, it could result in a material adverse effect on our business, prospects, financial condition and results of operations.

Our success depends on the continuing efforts and abilities of Dr. John Tuttle, our President and Chief Executive Officer. The loss or ineffectiveness of Dr. Tuttle could have a material adverse effect on our business plans, prospects, results of operations and financial condition. In addition, our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. The loss of services of any of our key personnel, the inability to attract or retain key personnel in the future, or delays in hiring required personnel, could materially harm our business and results of operations. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them.

The scope of our patent protection may be insufficient to protect our intellectual property. If we have failed to adequately protect our intellectual property through patent or other means, it could have a material adverse effect on our business plans, prospects, results of operations and financial condition. The scope of our patent protection is uncertain. We cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. Patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States. We cannot ensure that:

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

We may be involved in intellectual property litigation that causes us to incur significant expenses or prevents us from selling our products, which could have a material adverse effect on our business plans, prospects, results of operations and financial condition. Hundreds of solar patents have been issued worldwide. Many of these patents are broadly written and encompass basic and fundamental theories of how solar cells should or could work. As we continue to develop our technology, our designs may infringe the patent or intellectual property rights of others. Whether our technology infringes or not, we may become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others. We may also commence lawsuits against others who we believe are infringing upon our rights. Involvement in intellectual property litigation could result in significant expense to DayStar, adversely affecting the development of sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant or plaintiff in any such litigation, we may, among other things, be required to:

•	Pay substantial damages;

•	Cease the development, manufacture, use, sale or importation of products that infringe upon other patented intellectual property;

•	Expend significant resources to develop or acquire non-infringing intellectual property;

•	Discontinue processes incorporating infringing technology; or

•	Obtain licenses to the infringing intellectual property.

We cannot guarantee that we would be successful in such development or acquisition or that such license would be available upon reasonable terms. Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Current shareholders may be diluted as a result of additional financings. If we raise additional funds through the sale of equity or convertible debt, current shareholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of common stock outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot assure that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Our competitors may develop a cheaper, better product and bring that product to market faster than we can. If we do not create a competitive solar cell product or manufacturing process or we are late to market, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition. The target markets for the products we are developing are competitive. We expect competition from numerous companies in each of the markets in which we intend to participate. Our competition consists of major international energy and chemical companies, such as BP Solar and Shell Solar, and specialized electronics firms, such as Sharp Corporation and Kyocera Corporation. Many of our competitors are more established, benefit from greater market recognition and have substantially greater financial, development, manufacturing and marketing resources. In addition, there are a variety of competing technologies currently in the market and under development, any one of which could achieve manufacturing costs per watt lower than our manufacturing technology. Failure to get to market with the most cost competitive product before our competitors would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

As long as the Class B public warrants are outstanding, it may limit our ability to raise additional funds. During the term that the Class B public warrants are outstanding, the holders of the public warrants are given the opportunity to profit from a rise in the market price of our common stock. In addition, the Class B public warrants are not redeemable by us. We may find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these public warrants are likely to be exercised, we may be able to obtain additional equity capital on more favorable terms from other sources.

Item 7.    Financial Statements

The information required by this Item is incorporated herein by reference to the financial statements beginning on page F-1.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure or auditing scope or procedure required to be reported under this Item.

Item 8A.    Controls and Procedures

DayStar’s Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at December 31, 2005 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of DayStar was made known to them. There were no changes in internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Item 8B.    Other Information

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth certain information about each of the members of the Board of Directors and each executive officer.

Name	Age	Positions	Director Since	Expiration of Current Term
Directors
John R. Tuttle(2)(3)	46	Chairman, President and Chief Executive Officer	1997	2006
Robert G. Aldrich(1)(2)	65	Director	2003	2006
Steven C. Argabright(2)(3)	63	Director	2005	2006
Randolph A. Graves, Jr.(1)(3)	67	Director	2003	2006
Kelly A. Lovell(2)(3)	46	Director	2005	2006
Scott M. Schecter(1)	49	Director	2005	2006

Executive Officers
Stephen A. Aanderud	56	Chief Financial Officer and Secretary
Steven Aragon	44	Vice President, Engineering
John J. McCaffrey	54	Vice President, Manufacturing
Thomas A. Polich, Esq.	50	General Counsel and Assistant Secretary
Terence W. Schuyler	47	Vice President, Sales and Marketing

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.

Directors

John R. Tuttle. Dr. Tuttle is the co-founder of DayStar, and has served since 1997 as a director and its President and Chief Executive Officer. Dr. Tuttle was elected as our Chairman of the Board in October 2003. From 1986 to 1996, Dr. Tuttle held the position of Senior Scientist at the National Renewable Energy Laboratory where he was responsible for process and device development activities relating to thin-film solar cells. Dr. Tuttle received his B.S. in Engineering Physics from Cornell University, his M.S. in Physics from the Colorado School of Mines, and his Ph.D. in Electrical Engineering from the University of Colorado.

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

Steven C. Argabright. Mr. Argabright joined us as a director in November 2005. From 1998 to present, Mr. Argabright has been with Fuel Tech, Inc. a company active in the worldwide development, commercialization and application of technologies for air pollution control, process optimization, and advanced engineering services. In March 2006 he was appointed Fuel Tech, Inc.’s Vice Chairman of the board; and from 1998 to March, he served as a director and the President and Chief Operating Officer. From 1996 to 1998, he was President and Chief Executive Officer of Nalco Fuel Tech, a joint venture between Fuel Tech, Inc. and Nalco Chemical Company. From 1990 to 1996 he was Vice President of Nalco Fuel Tech. He earned his Bachelor of Science in the field of Chemical Engineering from the University of California at Berkeley, and served in the United States Marine Corps from 1965–1969, achieving the rank of Captain.

Randolph A. Graves, Jr. Dr. Graves joined us as a director in October 2003. From 1991 to 2005, Dr. Graves has served as Executive Consultant with Graves Technology Inc. and since 2002 has served as the acting Chief Financial Officer of Eurotech, Ltd. Eurotech is a public company that acquires, develops and markets chemical and electronic technologies and products for use in environmental and security markets. Dr. Graves previously served as Eurotech’s Chairman and Chief Executive Officer, and prior to joining Eurotech was the President of Graves Technology, Inc. Dr. Graves was formerly the President and Chief Executive Officer of Mosaic Multisoft Corp., a Research Leader at NASA Langley Research Center, and Director, Aerodynamics Division, at NASA headquarters in Washington, D.C. Dr. Graves received his B.S. and M.S. degrees from Virginia Polytechnic Institute and State University, his D.Sc. from George Washington University, and his Master of Management from Stanford University’s Graduate School of Business.

Kelly A. Lovell. Ms. Lovell was elected to the board of directors on January 13, 2005. From 2000 to present she has served as President and Chief Executive Officer of the Center for Economic Growth serving upstate New York’s Tech Valley. From 1992 to 2000 she served as Senior Vice President for this organization. In her capacity as President and Chief Executive Officer, she collaborates with elected state and federal officials, business, academic and community leaders to promote the growth of the region through accomplishment of strategic initiatives, industry attraction and the provision of technology and manufacturing outreach. In 2004 Ms. Lovell was appointed to serve on the Capital District Physicians’ Health Plan Board of Directors and the Saratoga Technology and Energy Park Advisory Board. In 2004 she was appointed by New York Governor Pataki to the Harriman Research & Technology Development Corporation Board. Since 2003 Ms. Lovell has served as a member of the Siena Board of Trustees, the Board of the Empire State Certified Development Corporation, and the Hudson Valley/Capital Region Board of Directors for HSBC Bank. Since 2000 Ms. Lovell has served on the Junior Achievement of the Capital Region Board of Directors, on the Sage College President’s Council, and the University at Albany Foundation’s Counsel for Economic Outreach. In 2005 she joined the board and executive committee of the Gilda’s Club of the Capital Region.

Scott M. Schecter. Mr. Schecter was elected to the board of directors on January 13, 2005. Since April 2004, Mr. Schecter has served as the Chief Financial Officer of HydroGen Corporation, a company in the business of designing and manufacturing air-cooled Phosphoric Acid Fuel Cell power generation systems. From 1994 to 2004, Mr. Schecter, a CPA, served as Vice President, Chief Financial Officer and Treasurer of Fuel-Tech N.V. He also served as Chief Financial Officer of Clean Diesel Technologies, Inc., a publicly-traded development stage company in the specialty chemical business from 1995 through 1999. In 1990, Mr. Schecter participated in a management buyout of American Vision Centers, Inc., a consumer products company, and served as that company’s Senior Vice President and Chief Financial Officer through January 1994. He received his Bachelor of Science degree in Accounting with Distinction from State University of New York at Albany and an MBA with a double major in Finance and Entrepreneurial Management from The Wharton School, University of Pennsylvania.

Audit Committee

The Audit Committee of the Board of Directors is composed of three non-employee directors who meet the independence standards of the Nasdaq Stock Market. The members of the Audit Committee are Scott M. Schecter, Chair, Robert G. Aldrich and Randolph A. Graves, Jr. The Board has determined that Mr. Schecter qualifies as an “audit committee financial expert” under federal securities laws by virtue of his relevant experience and is independent under the applicable requirements of the Securities Exchange Act of 1934.

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

Steven Aragon. Dr. Aragon has served as our Vice President of Engineering since June 2004. From 2002 to 2004, Dr. Aragon served as Program Manager of DC Plasma Power Products at Advanced Energy Industries, a company engaged in the design, manufacture and support of a comprehensive suite of power products critical to the high-tech manufacturing of semiconductors, flat panel displays, data storage products, compact discs, digital video discs, architectural glass, and other advanced product applications. From 1998 to 2002, Dr. Aragon served as Director of Process Engineering and Applications at SciVac/Optcom, a fiber optics company. Dr. Aragon earned a Ph.D. in Physical Chemistry from the University of California; an MBA in Finance from Santa Clara University; a MS degree in Chemistry from the University of California; and a BA degree in Chemistry from the University of Northern Colorado.

John J. McCaffrey, Jr. Mr. McCaffrey has served as our Vice President, Manufacturing since January 2006. From December 2000 to July 2005, he served as Vice President Manufacturing and Engineering and from June 1999 as Vice President, Manufacturing for Evergreen Solar, Inc., a manufacturer of photovoltaic modules incorporating proprietary crystalline silicon solar cells. From June 1979 until June 1999, Mr. McCaffrey worked for Polaroid Corporation where he managed manufacturing, equipment engineering and quality control, including factory start-ups and international operations. Mr. McCaffrey received a B.S. in Chemistry and General Engineering from The United States Naval Academy, Annapolis.

Thomas A. Polich, Esq. Mr. Polich has served as our General Counsel since April 2005 and Assistant Secretary since September 2005. From October 2004 to April 2005, he served as a consultant to the company. Mr. Polich has intermittently served as DayStar’s outside counsel since 1996. Beginning in early 2003 and until its merger in September 2004, Mr. Polich was Corporate Counsel to Evergreen Resources, Inc. Between 1989 and 2003, Mr. Polich was in private practice emphasizing business, telecommunications and regulatory law, including international and domestic transactions and intellectual property law. In 2004, Mr. Polich declared bankruptcy resulting from the collapse of his telecommunication practice in conjunction with the industry collapse. He holds a Juris Doctorate from the University of Denver, College of Law 1988, with special training at the National University of Singapore, and a BA from the University of Colorado, Boulder in Environmental Conservation, 1978.

Terence W. Schuyler. Mr. Schuyler joined us in February 2005 and was promoted to Vice President of Sales and Marketing in August 2005. He served as Vice President and National Sales Manager of Altair Energy Inc., a PV system integrator and subsidiary of Alpha Technologies Inc. a developer of commercial power systems from March 2002 to February 2005. He co-founded Altair Energy, LLC in 1998 which was later sold to Alpha Technologies in 2002. Prior to Altair Energy, he held various positions with Applied Power, Solo Power, Solarex Corporation (now BP Solar), Solar Energy Research Institute (now National Renewable Energy Laboratory) and the Sandia National Labs.

Code of Ethics

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

Director Compensation

Non-employee directors receive an annual fee of $6,000 per year payable quarterly in arrears, plus a $1,000 meeting fee for each meeting of the board of directors or a board committee the director attends. In addition, upon election to the board, non-employee directors received a fully vested option to purchase 6,000 shares of DayStar common stock under the DayStar Equity Incentive Plan. For each completed year of service as a director, non-employee directors were granted a fully vested option to purchase 4,500 shares of DayStar common stock after the annual meeting of stockholders. In addition to the above, the audit committee chairman received an annual fee of $4,000 per year payable quarterly in arrears, plus a $2,000 meeting fee for each meeting of the audit committee the director attends.

Employment Agreements

Each officer serves at the discretion of our board of directors. We have entered into employment agreements with John R. Tuttle, our President and Chief Executive Officer, Steven Aragon, our Vice President of Engineering, Stephen A. Aanderud, our Chief Financial Officer and Secretary, and Thomas Polich, our General Counsel and Assistant Secretary. Under each such employment agreement, the executive is entitled to participate in an annual bonus and long-term incentive award program, if and when such program is adopted by the Board. Each executive’s receipt of bonus compensation is within the sole discretion of the board of directors, and we have the right to alter, amend or eliminate all or any part of any bonus or incentive plans at any time, without compensation. Each executive is also entitled to participate in all of our employee benefit plans. We may terminate each agreement at any time for “cause” or in the event of the executive’s disability or death. If we terminate “without cause,” Dr. Aragon, Mr. Aanderud and Mr. Polich are entitled to three months’ base salary and Dr. Tuttle is entitled to six months’ base salary, in addition to any other benefits which have been earned or become payable as of the date of the termination. In the event that the agreement is terminated because of death or disability, we will continue to pay the executive’s full salary through the end of the month in which his period of employment ends, together with any benefits which have been earned or become payable as of the termination date. As part of each agreement, the executive has signed a nondisclosure, developments and nonsolicitation agreement, in which he agrees, among other things, to protect our confidential information, not to solicit our employees, and not to breach any agreements with third parties.

Dr. Tuttle’s agreement is for an initial three-year term ending on October 31, 2006. The agreement is automatically extended for successive one-year periods unless either party gives the other 30 days prior notice that it elects not to extend the agreement. Dr. Tuttle’s agreement provides that he will also receive incentive salary equal to one-tenth of DayStar’s adjusted net profits, not to exceed two hundred percent of his base salary, and the use of an automobile during the term of the agreement. Dr. Tuttle’s base salary was increased from $150,000 to $154,800 per year effective November 1, 2004 based on a contractual cost of living increase and then to $200,000 per year effective July 1, 2005.

Dr. Aragon’s agreement was for an initial one-year term ending on June 1, 2005. The agreement is automatically extended for successive one-year periods unless either party gives the other 30 days prior notice that it elects not to extend the agreement. Dr. Aragon’s base salary was increased from $130,000 to $150,000 per year effective June 1, 2005.

Mr. Aanderud’s agreement was for an initial one-year term ending on October 21, 2004. The agreement is automatically extended for successive one-year periods unless either party gives the other 30 days prior notice that it elects not to extend the agreement. Mr. Aanderud base salary was increased from $110,000 to $160,000 per year effective July 1, 2005.

Mr. Polich’s agreement is for an initial one-year term ending on April 15, 2006. The agreement is automatically extended for successive one-year periods unless either party gives the other 30 days prior notice that it elects not to extend the agreement. Mr. Polich base salary was increased from $135,000 to $175,000 per year effective September 1, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of DayStar’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to our knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2005 were complied with, except that one purchase of 300 shares of common stock by Ms. Lovell should have been reported on Form 4’s on August 1, 2005.

Item 10.    Executive Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our President and Chief Executive Officer for services rendered in all capacities to DayStar during each of the three years ended December 31, 2005. We had no other named executive officers during the three years ended December 31, 2005.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus	Restricted Stock Awards ($)	Security Underlying Options/SAR (#)	LTIP Payouts	All Other Compensation
John R. Tuttle	2005	$178,200		$34,904	$—	20,000	—	$15,300	(2)
President and Chief	2004	343,500	(1)	—	—	—	—	1,086
Executive Officer	2003	74,850		—	1,418,000	—	—	3,122

Stephen A. Aanderud	2005	135,000		12,019	79,800	25,000	—	16,171	(2)
Chief Financial Officer	2004	100,000		—	—	10,000	—	—
and Secretary	2003	16,000		—	80,000	—	—	—

Steven Aragon	2005	141,667		8,850	66,500	8,800	—	27,673	(2)
Vice President,	2004	85,833		—	—	50,000	—	2,342
Engineering

Thomas A. Polich(3) General Counsel and Assistant Secretary	2005	108,958		8,504	79,800	12,500	—	1,899	(2)

Terence W. Schuyler Vice President, Sales and Marketing	2005	99,433		7,481	79,800	10,000	—	24,680	(2)

(1)	Includes $152,000 paid in 2004 for back wages accrued prior to 2002 and $41,500 paid in 2004 for back wages accrued in 2003.
(2)	All other compensation for 2005 consists of medical premiums paid by DayStar, reimbursement of moving expenses to New York State and a car allowance.

	Medical Premiums	Moving Costs	Car Allowance
John R. Tuttle	$3,575	$7,635	$4,090
Stephen A. Aanderud	7,628	8,543	—
Steven Aragon	6,739	20,934	—
Thomas A. Polich	—	1,899	—
Terence W. Schuyler	3,575	21,105	—

(3)	Mr. Polich was a consultant to DayStar until April 2005 when he became an employee and our general counsel. He received $5,150, $37,000 and $49,803 during the three years ended December 31, 2005, respectively, for services rendered as a consultant. In conjunction with these services, Mr. Polich was granted a warrant to purchase 7,200 shares of common stock at a price of $3.00 in April 2005 expiring in April 2010.

The following table sets forth information concerning stock options / stock appreciation rights (SARs) that were granted to the named executive officers during the year ended December 31, 2005.

	Individual Grants
Name	Number of Securities Underlying Options/ SARs Granted		Percent of Total Options/SARs Granted to Employees in 2005	Exercise or Base Price ($/Sh)	Expiration Date
John R. Tuttle	20,000	(1)	10.9	14.85	6-21-2015
Stephen A. Aanderud	25,000	(1)	13.6	14.85	6-21-2015
Steven Aragon	8,800	(2)	4.8	14.85	6-21-2015
Thomas A. Polich	10,000	(1)	5.5	6.83	4-26-2015
Thomas A. Polich	2,500	(1)	1.4	13.99	8-09-2015
Terence W. Schuyler	10,000	(1)	5.5	4.81	2-18-2015

(1)	The 2005 grants were all stock options. Grants vest one fourth on the anniversary date of the grant and 1/48th each month thereafter. In the event of a change of control, these options become fully vested and are immediately exercisable for the remainder of their term.
(2)	The 2005 grant was a stock options grant vesting on the anniversary date of the grant. In the event of a change of control, these options become fully vested and are immediately exercisable for the remainder of their term.

The following table sets forth information concerning the exercise of stock options / SARs during the fiscal year ended December 31, 2005 by the named executive officers and the aggregate value of stock options / SARs held by the named executive officers as of December 31, 2005.

Aggregated Option / SAR Exercises In

Last Fiscal Year And FY-End Option / SAR Values

				Number of Securities Underlying Unexercised Options/SARs at December 31, 2005		Value of Unexercised In-The- Money Options / SARs at December 31, 2005($)(1)
Name	Grant Type	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
John R. Tuttle	Option	—	—	—	20,000	—	—
Stephen A. Aanderud	Option	—	—	2,500	32,500	17,025	51,075
Steven Aragon	Option	13,000	149,704	5,750	40,050	39,848	216,563
Thomas A. Polich	Option	—	—	—	12,500	—	25,200
Terence W. Schuyler	Option	—	—	—	10,000	—	45,400

(1)	These amounts represent the difference between the exercise price of the stock options and the December 31, 2005 closing price of the Company’s common stock on the NASDAQ Capital Market of $9.35.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of March 1, 2006, with respect to the beneficial ownership of the DayStar’s Common Stock by each person who is known to the Company to be the beneficial owner of more than five percent of DayStar’s outstanding Common Stock by each nominee for director, by the named executive officers, and by all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting power and sole investment power.

Name and Address of Beneficial Owner	Class of Securities Owned	Number of Shares Beneficially Owned	Percent of Class
John R. Tuttle 13 Corporate Drive Halfmoon NY 12065	Common	410,430	6.3

Stephen A. Aanderud(1)(5) 13 Corporate Drive Halfmoon NY 12065	Common	25,033	*

Steven Aragon(1)(5) 13 Corporate Drive Halfmoon NY 12065	Common	16,167	*

Thomas A. Polich(2)(5) 13 Corporate Drive Halfmoon NY 12065	Common	17,700	*

Terence W. Schulyer(1)(5) 13 Corporate Drive Halfmoon NY 12065	Common	10,417	*

Robert G. Aldrich(3) 13 Corporate Drive Halfmoon NY 12065	Common	13,500	*

Steven C. Argabright(3) 13 Corporate Drive Halfmoon NY 12065	Common	6,000	*

Randolph A. Graves, Jr.(3) 13 Corporate Drive Halfmoon NY 12065	Common	7,500	*

Kelly A. Lovell(4) 13 Corporate Drive Halfmoon NY 12065	Common	10,800	*

Scott M. Schecter(3) 13 Corporate Drive Halfmoon NY 12065	Common	10,500	*

All Directors and Executive Officers as a group (eleven persons)	Common	558,047	8.6

*	Less than one percent.
(1)	Includes vested stock options and those vesting within 60 days after March 1, 2006 in the amounts of 3,333 for Mr. Aanderud, 9,917 for Dr. Aragon, and 2,917 for Mr. Schuyler
(2)	Includes 7,200 warrants to purchase one share of common stock. Mr. Polich received these warrants as a consultant.
(3)	Shares beneficially owned are vested stock options received when they joined the Board of Directors and subsequent annual service grants.

(4)	Includes vested stock options of 10,500 Ms. Lovell received when she joined the Board of Directors and a subsequent annual service grant.
(5)	Includes restricted stock grants of 7,500 for Mr. Aanderud, 6,250 for Dr. Aragon, 7,500 for Mr. Polich and 7,500 for Mr. Schuyler on December 15, 2005 in which the right to repurchase by the Company lapses one fourth per year annually subject to employment.

Item 12.    Certain Relationships and Related Transactions

None.

Item 13.    Exhibits and Reports on Form 8-K

a. The following exhibits are filed as part of this report:

Exhibit No.		Description
3.1		Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

3.2		Amendment to Registrant’s Amended and Restated Certificate of Incorporation effective December 31, 2003 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

3.3		Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.2		Form of Class A Public Warrant (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.3		Form of Class B Public Warrant (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.4		Form of Unit Certificate (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.5		Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

4.6		Form of Representative’s Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.1	*	Employment Agreement with John R. Tuttle, dated October 31, 2003 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.2	*	Employment Agreement with Stephen A. Aanderud, dated October 21, 2003 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.3		Form of Indemnification Agreement between the Registrant and its directors (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.4		Form of Indemnification Agreement between the Registrant and its officers (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

Exhibit No.		Description
10.5	*	2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.6	*	Form of Employee Incentive Stock Option Agreement related to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.7	*	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.8		Industrial Lease Agreement between the Registrant and Johnson Family Trust dated July 8, 2002 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.9

Intellectual Property Assignment Agreement between the Registrant and Dr. Eric Cole dated December 8, 1998 (incorporated by reference to Exhibit 10.10 to our Registration Statement on

Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.10		Receipt between Registrant and Dr. Eric Cole dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

10.11	*	Employment Agreement with Steven Aragon, dated June 1, 2004 (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-KSB for the year ended December 31, 2004, Commission File No. 000-50508)

10.12		Agreement between the Registrant and New York State Energy Research and Development Authority, A New York Public Benefit corporation, dated December 2, 2004 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-KSB for the year ended December 31, 2004, Commission File No. 000-50508)

10.13	*	Employment Agreement with Thomas Polich, dated April 15, 2005

14		Code of Ethics (incorporated by reference to Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2003, Commission File No. 000-50508)

21		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to our Registration Statement on Form SB-2 filed November 7, 2003 (Reg. No. 333-110337), as amended)

23.1		Consent of Independent Registered Public Accounting Firm dated March 15, 2006

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

b. Reports on Form 8-K

On March 14, 2006, the Company filed a Report on Form 8-K announcing the expansion of its operations through the creation of a new operating division, the Equipment Development Group, and that it had leased an existing 50,000 square foot facility in Santa Clara, California to house the division.

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued for the audit and other services provided by Hein & Associates LLP for 2005 and 2004.

	FY 2005	FY 2004
Audit Fees	$65,960	$53,085
Audit-Related Fees	2,360	—
Tax Fees	—	—
All Other Fees	—	—

	$68,320	$53,085

Audit services of Hein & Associates LLP for fiscal 2005 and 2004 consisted of the examination of the consolidated financial statements of the Company. All of the services described above were approved in advance by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2006.

DAYSTAR TECHNOLOGIES, INC.

By:	/s/ JOHN R. TUTTLE
John R. Tuttle Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 17, 2006.

Signature	Capacities	Date

/s/ JOHN R. TUTTLE John R. Tuttle	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2006

/s/ STEPHEN A. AANDERUD Stephen A. Aanderud	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2006

/s/ ROBERT G. ALDRICH Robert G. Aldrich	Director	March 17, 2006

/s/ STEVEN C. ARGABRIGHT Steven C. Argabright	Director	March 17, 2006

/s/ RANDOLPH A. GRAVES, JR. Randolph A. Graves, Jr.	Director	March 17, 2006

/s/ KELLY A. LOVELL Kelly A. Lovell	Director	March 17, 2006

/s/ SCOTT M. SCHECTER Scott M. Schecter	Director	March 17, 2006

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

DayStar Technologies, Inc.

Halfmoon, New York

We have audited the accompanying consolidated balance sheet of DayStar Technologies, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DayStar Technologies, Inc. and Subsidiary as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/    HEIN & ASSOCIATES LLP

Denver, Colorado

February 3, 2006, except as to Note 13 which is as of March 14, 2006

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$7,283,295
Investments	5,081,015
Receivables	520,022
Other current assets	218,166

Total current assets	13,102,498
Property and Equipment, at cost,	5,406,607
Less accumulated depreciation and amortization	(851,244)

Net property and equipment	4,555,363
Other Assets:
Patents (net of amortization of $21,180)	31,770
Deposits	18,653

Total other assets	50,423

Total Assets	$17,708,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$851,794
Wages payable	200,180
Notes payable, current portion	3,192
Capital lease obligations, current portion	63,919
Accrued expenses	99,434
Deferred gain	7,000

Total current liabilities	1,225,519
Long-Term Liabilities:
Notes payable	409,668
Capital lease obligations	90,210
Deferred revenue	300,000
Deferred gain	9,333

Total long-term liabilities	809,211
Commitments and Contingencies (Note 6)	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 19,850,000 shares authorized; 6,370,756 shares issued and outstanding	63,708
Common stock Class B, $.01 par value; 150,000 shares authorized, 0 shares issued and outstanding	—
Additional paid-in capital	30,063,098
Deferred equity compensation	(403,710)
Accumulated deficit	(14,049,542)

Total stockholders’ equity	15,673,554

Total Liabilities and Stockholders’ Equity	$17,708,284

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004
Revenue:
Research and development contract revenue	$625,000	$—
Costs and Expenses:
Selling, general and administrative	3,385,525	2,430,176
Research and development	3,513,860	1,589,727
Depreciation and amortization	667,200	103,981

Total costs and expenses	7,566,585	4,123,884
Other Income (Expense):
Interest expense	(91,837)	(612,330)
Other income	276,436	75,374

Total other income (expense)	184,599	(536,956)

Loss from Continuing Operations	(6,756,986)	(4,660,840)

Loss from discontinued operations of DayStar Solar, LLC	(6,173)	(5,055)

Net Loss	$(6,763,159)	$(4,665,895)

Weighted Average Common Shares Outstanding (Basic and Diluted)	5,000,005	3,350,636

Net Loss Per Share (Basic and Diluted)	$(1.35)	$(1.39)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCES, January 1, 2004	1,120,000	$11,200	29,000	$290	$3,123,581	$(1,487,116)	$(2,620,488)	$(972,533)
Stock issued in connection with IPO	2,118,500	21,185	—	—	8,335,374	—	—	8,356,559
Equity unit subscription conversion	253,330	2,533	—	—	1,210,766	—	—	1,213,299
Amortization of deferred stock compensation	—	—	—	—	—	1,266,107	—	1,266,107
Warrants issued for services	—	—	—	—	233,656	(233,656)	—	—
Amortization of warrants issued for services	—	—	—	—	—	227,276	—	227,276
Net loss	—	—	—	—	—	—	(4,665,895)	(4,665,895)

BALANCES, December 31, 2004	3,491,830	34,918	29,000	290	12,903,377	(227,389)	(7,286,383)	5,424,813
Exercise of Class A public warrants	2,425,062	24,251	—	—	14,526,121	—	—	14,550,372
Redemption of Class A public warrants	—	—	—	—	(4,273)	—	—	(4,273)
Exercise of Class B public warrants	125	1	—	—	1,249	—	—	1,250
Exercise of Consultant warrants	110,000	1,100	—	—	669,479	—	—	670,579
Exercise of Representative warrants	223,864	2,239	—	—	1,118,315	—	—	1,120,554
Conversion of Class B common stock	58,000	580	(29,000)	(290)	(290)	—	—	—
Exercise of stock options	23,125	231	—	—	64,446	—	—	64,677
Acceleration of stock option vesting	—	—	—	—	28,925	—	—	28,925
Grants of Restricted Stock	38,750	388	—	—	411,912	(412,300)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	229,598	—	229,598
Warrants issued for services	—	—	—	—	343,837	—	—	343,837
Amortization of warrants issued for services	—	—	—	—	—	6,381	—	6,381
Net loss	—	—	—	—	—	—	(6,763,159)	(6,763,159)

BALANCES, December 31, 2005	6,370,756	$63,708	—	$—	$30,063,098	$(403,710)	$(14,049,542)	$15,673,554

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(6,763,159)	$(4,665,895)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	667,200	103,981
Stock-based compensation	258,523	1,266,107
Warrants issued for services	350,218	227,276
Calculated interest on conversion of equity units to common stock	—	506,650
Gain on sale/leaseback	(7,000)	(7,000)
Gain on sale of assets	(2,549)	—
Charge off of deferred financing costs to interest expense	—	67,687
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(520,022)	86
Other current assets	(198,284)	(30,273)
Increase (decrease) in:
Accounts payable	306,404	(7,270)
Accrued expenses	208,367	(209,614)
Deferred revenue	300,000	—

Net cash used in operating activities	(5,400,302)	(2,748,265)
Cash Flows from Investing Activities:
Purchase of investments	(7,377,972)	(15,894,346)
Proceeds from sale of investments	6,227,658	11,963,645
Purchase of equipment	(2,834,589)	(1,854,591)
Proceeds from sale of assets	3,120	—

Net cash used in investing activities	(3,981,783)	(5,785,292)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	130,000
Payments on notes payable	(2,757)	(230,000)
Proceeds from sale of stock	—	8,978,361
Net proceeds from Class A public warrant exercise	14,546,100	—
Proceeds from Consultant warrant exercise	670,579	—
Proceeds from Representative warrant exercise	1,120,554	—
Proceeds from Class B Public warrant exercise	1,250	—
Proceeds from exercise of stock options	64,677	—
Payments on capital leases	(51,064)	(40,392)
Cost of financing	—	(53,350)

Net cash provided by financing activities	16,349,339	8,784,619

Increase in cash and cash equivalents	6,967,254	251,062
Cash and cash equivalents, beginning of year	316,041	64,979

Cash and cash equivalents, end of year	$7,283,295	$316,041

Supplemental Cash Flow Information:
Cash paid for interest	$61,740	$37,994

Non-Cash Transactions:
Equity issued for equity unit subscriptions	$—	$760,000

Equipment lease financing	$38,595	$—

Equipment note payable	$415,618	$—

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation, Organization and Nature of Operations:

The accompanying consolidated financial statements include the accounts of DayStar Technologies, Inc. and DayStar Solar, LLC (formerly International Energy Trading, LLC), a wholly-owned subsidiary of DayStar Technologies, Inc. All significant intercompany transactions have been eliminated in consolidation. During the second quarter of 2005, DayStar Technologies, Inc. decided to discontinue operations of DayStar Solar, LLC.

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

2.    Future Operations:

The Company has experienced losses from operations and anticipates incurring substantial losses in the future. The Company’s current business plans include significant expenditures to continue the development of the current manufacturing production capability and to expand development efforts for next generation production processes. These activities require the Company to increase headcount, purchase production equipment, build-out additional manufacturing facilities, and design and manufacture prototype deposition equipment. The Company does not believe that it can achieve profitability until development, implementation and commercialization of next generation processes are achieved.

Without additional financing, the Company would need to delay certain of these activities and defer certain capital expenditures. The Company’s financing plan includes (1) obtaining private equity funding, (2) evaluating the likelihood of converting the Class B public warrants to common stock, (3) completing a secondary public offering and (4) obtaining debt financing.

3.    Significant Accounting Policies:

Cash Equivalents—The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

Investments—Short-term investments on December 31, 2005 represent debt securities with maturities of less than one year when acquired, designated as held to maturity and stated at cost plus accrued interest. Periodically investments are evaluated to determine if impairment charges are required. No impairment charges were recognized for the years ended December 31, 2005 or 2004.

Receivables and Credit Policies—Receivables consist of obligations due from government agencies for development contracts and capital grants as well as uncollateralized customer obligations due under normal trade terms. Payments on trade receivables are applied to the earliest unpaid invoices. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At December 31, 2005 the Company had outstanding receivables of $520,022. The Company recorded no bad debt expense during the years ended December 31, 2005 and 2004 for trade receivables.

Property and Equipment—Property and equipment is stated at cost. Depreciation is computed using straight-line and an accelerated method over estimated useful lives of 3 to 5 years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

Patent Costs—Costs for patents purchased from third parties, including legal fees, are capitalized and amortized over 15 years. The Company recorded patent-related amortization expense of $3,525 and $3,535 for the years ended December 31, 2005 and 2004, respectively.

Revenue Recognition—The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. All of the Company’s revenue in 2005 is from contracts with a New York State government agency.

Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require us to maintain specified employment criteria, as defined, over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company recorded deferred revenue of $300,000 as of December 31, 2005.

The Company recognizes revenue on product sales as product is sold, collectibility is reasonably assured, and delivery has occurred.

Capital Grants—Amounts earned under capital grants for the direct reimbursement of property and equipment costs are recorded as a reduction of the cost of the property or equipment subject to the grant. If the Company fails to meet specified criteria, it must repay the unearned portion of the grant.

Deferred Gain—In 2003, the Company entered into a sale/leaseback arrangement for equipment wherein the value of the equipment exceeded the costs by $35,000. The lease was recorded as a capital lease obligation and the excess was recorded as deferred gain. The deferral is being amortized to income over the life of the lease. As a result of this transaction, $7,000 was recorded as income during each of the years ended December 31, 2005 and 2004.

Income Taxes—The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Stock-Based Compensation—The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock, stock options or other similar instruments, granted to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

The Company accounts for stock-based compensation for non-employees under SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123. The Company is subject to the pro forma disclosure requirements for stock-based compensation for employees.

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

	Year Ended December 31,
	2005	2004
Expected volatility	89 – 98%	82%
Risk-free interest rate	4.1 – 4.5%	4.83%
Expected dividends	$—	$—
Expected terms (in years)	6.25 – 10	10

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(6,763,159)	$(4,665,895)
Pro forma stock compensation expense, net of tax benefit	(518,564)	(44,974)
Employee stock compensation under the intrinsic method	—	—

Pro forma net loss	$(7,281,723)	$(4,710,869)

Net loss per share, basic and diluted,
As reported	$(1.35)	$(1.39)
Pro forma stock compensation expense	(0.10)	(0.02)
Employee stock compensation under the intrinsic method	—	—

Pro forma	$(1.45)	$(1.41)

Loss Per Share—Loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Basic Earnings Per Share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These common stock equivalents have been omitted from earnings per share because they are anti-dilutive. Basic and diluted EPS were the same for the years ended December 31, 2005 and 2004.

At December 31, 2005 common stock equivalents are comprised of:

	Common Stock	Class A Public warrants	Class B Public warrants	Consultant warrants	Total
Public warrants	—	—	5,037,723	—	5,037,723
Representative warrants	46,957	46,957	93,914	—	187,828
Consultant warrants	—	—	—	74,800	74,800
Stock options	293,375	—	—	—	293,375

Total					5,593,726

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

Impairment of Long-Lived Assets—In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Research and Development Costs—Research and development costs are expensed as incurred.

Fair Value of Financial Instruments—The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of receivables, investments, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of capital lease obligations approximate fair value due to the proximity to the inception date.

Discontinued Operations—In June 2005, the Company decided to discontinue operations of DayStar Solar, LLC. The results of operations associated with this business, have been reported as discontinued operations in the accompanying consolidated statements of operations. The accompanying consolidated statements of cash flows include the effects of both continuing and discontinued operations.

Reclassifications—Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Impact of Recently Issued Accounting Pronouncements –

SFAS No. 123(R), “Share-Based Payment.” In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) is effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods in the year of adoption.

The Company plans to adopt SFAS 123(R) using the modified prospective approach. Because SFAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

123 as previously described in the disclosure of pro forma net income and earnings per share. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While the Company cannot estimate what those benefits will be in the future (because they depend on, among other things, when employees exercise stock options), tax deductions were less than compensation cost that would have been recognized under SFAS 123(R) for the years ended December 31, 2005 and 2004.

SFAS No. 151, “Inventory Costs.” In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company’s financial statements.

SFAS No. 153, “Exchanges of Nonmonetary Assets.” In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which changes the guidance in APB Opinion 29, “Accounting for Nonmonetary Transactions”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company’s financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections.” In May 2005, the FASB, issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3”. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and corrections of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material impact on the Company’s financial statements.

4.    Sales Contracts

On June 9, 2005, the Company entered into an agreement with Blitzstrom GmbH (“Blitzstrom”), of Germany, for the purchase of DayStar’s TerraFoil™ solar cells. This agreement calls for a variable monthly delivery based on estimated annual production volumes, escalating in volume through the end of 2008. Under the agreement, Blitzstrom will purchase up to 50% of the TerraFoil™ solar cells produced by the Company at threshold solar cell efficiencies. The agreement sets forth fixed annual prices for the products to be purchased by Blitzstrom through 2006. In 2007 and 2008, or under certain other conditions, pricing under the agreement will be re-negotiated.

On June 20, 2005, the Company entered into an agreement, with Micro Energy Group, Inc. (“MEG”) of Zhuhai, China for the purchase of DayStar’s TerraFoil-SP™ and TerraFoil™ solar cells. The agreement calls for a graduated delivery, contingent upon the Company’s ramp-up of production capacity, through the end of 2006, and provides estimates of the volume of solar cells at threshold solar cell efficiencies that will be available for purchase by MEG. Prices are based on a variable market-competitive pricing mechanism to be negotiated quarterly.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

The Company believes that production costs of its TerraFoil™ and TerraFoil-SP™ solar cells will decrease with implementation of Gen II production improvements and when development, implementation and commercialization of next generation processes are achieved. However, until such time, costs will exceed the revenue expected under these agreements.

5.    Property and Equipment:

Property and equipment is summarized as follows:

December 31, 2005
Leasehold improvements	$432,427
Machinery and equipment	2,666,915
Office furniture and equipment	254,435
Construction in progress	2,052,830

5,406,607
Less accumulated depreciation and amortization	(851,244)

Property and equipment, net	$4,555,363

Depreciation and amortization expense of property and equipment for the years ended December 31, 2005 and 2004 was $663,675 and $100,446, respectively.

6.    Commitments and Contingencies:

Operating Leases—The Company leases both facilities and certain office equipment in Halfmoon, New York, and classifies those leases as operating leases. The Company has long-term operating leases for both office and manufacturing space in Halfmoon, New York. The facility leases expire in June 2009. The Company leased a facility in Grass Valley, California under a lease which expired July 31, 2005. The Company also leases certain office equipment with terms ranging from three to five years.

Rent expense for all operating leases for the years ending December 31, 2005 and 2004 was $164,115 and $99,141, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2005, are as follows:

Year Ending December 31,	Amount
2006	$189,830
2007	189,186
2008	187,758
2009	89,131
2010	—

Total	$655,905

Employment Agreements—The Company has entered into employment agreements with four executive officers of the Company. The terms of these agreements vary from one to three years. Under the agreements, the executive is entitled to participate in the Company’s annual bonus and long-term incentive award program. The agreement with the President of the Company permits an incentive bonus equal to 10% of profits, as defined, up

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

to two times his base salary. As of December 31, 2005, minimum commitments under these agreements extend through October 31, 2006 and total $508,333. Amounts expensed under these agreements for the years ended December 31, 2005 and 2004 were $628,103 and $321,833, respectively.

Litigation—The Company is from time to time subject to routine litigation incidental to its business. As of the date of the financial statements, no such litigation is pending.

Capital Commitments—At December 31, 2005, the Company had outstanding $1,000,000 of purchase orders for equipment. The equipment is expected to be received during the year ending December 31, 2006.

Patent Rights—In 1998, the Company purchased certain patent rights from a stockholder for a $30,000 note payable and ongoing royalty payments equal to (i) 20% of the first $1,000,000 of gross royalties collected by the Company for licenses granted under the patent rights, or from the gross proceeds of the sales of such patents, 15% of the second $1,000,000 of such gross royalties or gross proceeds, and 10% of any remaining gross royalties or gross proceeds collected, and (ii) 2% of the gross revenues collected from any and all products produced and sold by the Company under the patents. No royalty payments are required to be accrued under the agreement through December 31, 2005 as there have been no related sales or royalties.

7.    Capital Lease Obligations:

The Company leases certain equipment under agreements classified as capital leases. Equipment under these leases has a cost of $280,058 and accumulated depreciation of $183,076 at December 31, 2005. Depreciation expense for capital leases for the years ending December 31, 2005 and 2004 was $45,617 and $52,213, respectively.

Future minimum lease payments under capital leases as of December 31, 2005 are as follows:

Year Ending December 31,	Amount
2006	$85,121
2007	78,522
2008	18,617
2009	3,977

Total future minimum lease payments	186,237
Less amount representing interest	(32,108)

Present value of net minimum lease payments	154,129
Less current portion	(63,919)

Long-term portion of capital leases	$90,210

8.    Notes Payable:

In January 2005, the Company finalized an equipment purchase agreement to complete the acquisition of several pieces of equipment from a vendor. The Company paid $120,000 in 2004 as a down payment and took possession of certain equipment. The remaining amount due was subject to repayment through a note with a face amount of $500,000. Under the agreement, the Company has 30 monthly payments of $5,323 followed by another 30 monthly payments of $16,339. The Company recorded the note payable at $415,618, net of a discount of $84,382, based on the present value of the payments using an interest rate of 14.75%. If, after July 2007, the Company’s common stock trades above $10.00 for 10 consecutive days in a particular month, then the Company will be obligated for an additional $4,877 in the subsequent month’s payment as additional consideration of the purchase.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

The principal amount of future maturities of notes payable as of December 31, 2005 are as follows:

Year Ending December 31,	Amount
2006	$3,192
2007	80,073
2008	157,844
2009	171,751

Total	$412,860

9.    Stockholders’ Equity:

Preferred Stock—The Company has authorized 3,000,000 shares of undesignated preferred stock. As of December 31, 2005 no shares have been designated or issued. The preferred stock may be issued in series with such preferences as determined by the board of directors.

Common Stock—The Company has authorized 19,850,000 shares of common stock. As of December 31, 2005, 6,370,756 shares have been issued and were outstanding.

Common Stock, Class B—The Company has authorized 150,000 shares of Class B common stock. As of December 31, 2005, there were no shares outstanding.

Class A public warrants—As of December 31, 2005, there were no Class A public warrants outstanding. On June 21, 2005, the Company publicly announced that it intended to redeem its outstanding Class A public warrants. The Class A public warrants became eligible for redemption by the Company at $0.25 per warrant on June 15, 2005, when the last reported sale price of the Company’s common stock had equaled or exceeded $8.50 for five consecutive trading days. There were 2,371,830 Class A public warrants issued in conjunction with the Company’s initial public offering and a subsequent financing. In addition, the exercise of Representative warrants, issued in conjunction with the Company’s initial public offering, added 70,324 Class A public warrants subject to redemption. The Class A public warrants were exercisable at a price of $6.00 per share.

The exercise period ended August 11, 2005. During the exercise period, 2,425,062 of the Company’s Class A public warrants (99.3% of the total outstanding) were exercised for an equal number of shares of common stock and the Company received $14,550,372 in proceeds from the warrant exercises. At the end of the exercise period, 17,092 Class A public warrants remained outstanding. The Company redeemed the outstanding warrants for $0.25 per warrant, or a total cost of $4,273.

Class B public warrants—As of December 31, 2005, 5,037,723 Class B public warrants were outstanding. The exercise price of a Class B public warrant is $10.00. The Class B public warrants expire on February 11, 2009, the fifth anniversary of the completion of the initial public offering. The Company does not have the right to redeem the Class B public warrants.

Representative warrants—Representative warrants were issued to underwriters of the Company’s initial public offering in February 2004. As of December 31, 2005, 46,957 Representative warrants remain outstanding to purchase units at $6.00. A unit consists of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. The warrants became exercisable February 11, 2005, one year after the closing date of the IPO. The warrants expire on February 11, 2009, the fifth anniversary of the closing of the IPO.

Consultant warrants—As of December 31, 2005, 74,800 Consultant warrants were outstanding.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

In connection with the IPO, the Company issued warrants to purchase 25,000 shares of common stock to a consultant at $7.50. These warrants have a term of 10 years. At December 31, 2005 these warrants remain outstanding.

In April 2004, the Company agreed to issue 110,000 warrants to consultants to purchase common stock at prices ranging from $4.12 to $8.25, vesting in varying amounts through January 2005. These warrants were exercised during the year ended December 31, 2005.

In April 2005, the Company granted 30,000 fully vested warrants to four consultants to purchase common stock at a price of $3.00 per share. In addition, under contracts with three of these consultants, monthly grants of 1,650 warrants to purchase one share of the Company’s common stock at a price of $3.00 are to be issued based on service rendered. Accordingly 19,800 warrants have been issued during 2005 under these arrangements. At December 31, 2005 these warrants remain outstanding.

The fair values of the Consultant warrants charged to expense during the years ended December 31, 2005 and 2004 were $350,218 and $227,276, respectively, and were calculated using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2005	2004
Expected volatility	89 – 98%	80%
Risk-free interest rate	4.5%	4.83%
Expected dividends	$—	$—
Expected terms (in years)	3 – 5	10

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

In September and October 2003, the Company approved the issuance of 580,502 shares of common stock to employees and officers under the plan. During the year ended December 31, 2003, 22,000 shares of common stock were forfeited. The shares were valued at $4.00 per share based upon the following factors: the price of the most recent stock issuances, the operations of the Company, the valuation of the bridge financing, the units being registered and the restricted nature of the shares granted under the Equity Incentive Plan. Shares were subject to a right of repurchase in the event that service terminates. As of January 1, 2006 all shares of common stock were vested. Amounts expensed for the year ended December 31, 2005 and 2004 were $221,008 and $1,266,107, respectively.

In December 2005, the Company approved the issuance of 38,750 shares of common stock to employees and officers under the plan. The shares were valued at market value on the day of grant. As of December 31, 2005 all shares are subject to a right of repurchase in the event that service terminates. The right of repurchase lapses over a four year period. Amounts expensed for the year ended December 31, 2005 was $8,590.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

Following is a summary of activity under the plan for the years ended December 31, 2005 and December 31, 2004:

		Options
	Total Shares	Shares	Weighted Average Exercise Price	Stock
Outstanding at January 1, 2004	570,502	12,000	$4.00	558,502
Granted	128,100	128,100	$2.50	—

Outstanding at December 31, 2004	698,602	140,100	$2.63	558,502
Granted	221,950	183,200	$11.62	38,750
Forfeited	(6,800)	(6,800)	$10.96	—
Exercised	—	(23,125)	$2.80	—

Outstanding at December 31, 2005	913,752	293,375	$8.04	597,252
Available for grant at December 31, 2005	136,248

Total reserved shares	1,050,000

The weighted average fair value of options granted during 2005 and 2004 was $10.17 and $2.10, respectively.

The following table summarizes information about the Company’s stock options at December 31, 2005

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weight Average Exercise Price
3.45 – 4.00	22,000	8.2	$3.60	12,667	$3.71
2.06 – 2.54	94,975	8.6	$2.36	28,369	$2.32
2.59 – 6.83	38,400	9.2	$4.98	12,000	$2.59
10.64 – 14.85	138,000	9.6	$13.50	15,000	$13.07

	293,375			68,036

10.    Employee Benefit Plans:

Effective November 2005, the Company began offering a savings and retirement plan under section 401(k) of the Internal Revenue Code to eligible employees meeting certain age and service requirements. The plan permits employees to contribute up to 85% of their salary up to the maximum allowable under Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions and actual earnings thereon. The Company did not make matching contributions to the plan for the year ended December 31, 2005.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

11.    Discontinued Operations:

During the second quarter of 2005, the Company decided to discontinue operations of its subsidiary, DayStar Solar, LLC. This entity was in the business of reselling and installing solar electricity systems for residential customers in northern California. The discontinuance of this business operation coincided with the closure of the facility in Grass Valley, California. Results of operations from DayStar Solar, LLC, for the years ended December 31, 2005 and 2004 were as follows:

	For the Years Ended December 31,
	2005	2004
Revenue	$65,189	$157,412
Cost of revenue	61,964	145,550
Operating expenses	9,398	16,917

Total costs and expenses	71,362	162,467

Net loss	$(6,173)	$(5,055)

12.    Income Taxes:

Deferred tax assets related to the Company’s operations are comprised of the following at December 31, 2005:

Deferred tax assets:
Current—
Salary related accruals	$27,000
Non-Current—
Equity-based compensation	529,000
Tax effect of net operating loss carryforward	5,000,000
Tax effect of federal and state tax credit carryforwards	438,000
Long-lived assets	1,000

Total deferred tax assets	5,995,000
Less valuation allowance	(5,995,000)

Net deferred tax assets	$—

The valuation allowance increased by $3,302,000 and $1,888,000 for the years ended December 31, 2005 and December 31, 2004, respectively.

At December 31, 2005, the Company has net operating loss and federal and state tax credit carryforwards of approximately $12,900,000 and $400,000, respectively. The net operating loss carryforward, if not utilized to reduce taxable income in future periods, will expire in the years 2012 through 2025. Federal tax credits of approximately $273,000, if not utilized, will expire in the years 2023 through 2025. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. As a result of the initial public offering and the exercise of the Class A public warrants for common stock, a significant ownership change may have occurred.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

Total income tax expense for the year ended December 31, 2005 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

Statutory rate	(34.0)%
State income taxes, net of Federal income tax benefit	(5.0)
Permanent tax differences	(4.0)
Tax credits	(5.0)
Increase in valuation allowance	48.0

—%

13.    Subsequent Events:

Operating Lease—On March 10, 2006, the Company entered into a fifty-one month lease for approximately 50,000 square feet of factory and office space in Santa Clara, California. The lease expires in August of 2010. The space will be the location of the Company’s equipment development group, responsible for the development of certain next generation manufacturing equipment. Monthly payments under the lease are $18,144 per month during the first twelve months, and increase by $1,008 per month during each twelve month period thereafter. The terms of the lease allow for early termination by the landlord effective at thirty-sixth month of the lease term.

Future minimum lease payments under the lease as of March 10, 2006, are as follows:

Year Ending December 31,	Amount
2006	$127,008
2007	224,784
2008	236,880
2009	248,976
2010	172,368

Total	$1,010,016