Form 10QSB
period 2006-03-31
DAYSTAR TECHNOLOGIES INC
filed 2006-05-12
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

At May 2, 2006, 6,560,723 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes  ☐    No  ☒

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended March 31, 2006

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,291,218
Investments	5,131,154
Other current assets	348,477

Total current assets	9,770,849

Property and Equipment, at cost,	6,712,791
Less accumulated depreciation and amortization	(1,068,431)

Net property and equipment	5,644,360
Other Assets:
Patents (net of amortization of $22,065)	30,885
Deposits	34,257

Total other assets	65,142

Total Assets	$15,480,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,082,479
Wages payable	149,012
Notes payable, current portion	3,311
Capital lease obligations, current portion	65,263
Accrued expenses	94,582
Deferred gain	7,000

Total current liabilities	1,401,647
Long-Term Liabilities:
Notes payable	408,795
Capital lease obligations	72,459
Deferred revenue	300,000
Deferred gain	7,583

Total long-term liabilities	788,837
Commitments and Contingencies (Note 7)	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 19,850,000 shares authorized; 6,508,711 shares issued and outstanding	65,087
Common stock Class B, $.01 par value; 150,000 shares authorized, 0 shares issued and outstanding	—
Additional paid-in capital	30,521,813
Accumulated deficit	(17,297,033)

Total stockholders’ equity	13,289,867

Total Liabilities and Stockholders’ Equity	$15,480,351

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Revenue:
Research and development contract revenue	$30,000	$—
Costs and Expenses:
Research and development	1,894,468	683,574
Selling, general and administrative	1,257,197	581,517
Depreciation and amortization	218,072	132,319

Total costs and expenses	3,369,737	1,397,410
Other Income (Expense):
Interest expense	(21,936)	(14,243)
Other income	114,182	17,239

Total other income	92,246	2,996

Loss from Continuing Operations	(3,247,491)	(1,394,414)
Income from discontinued operations of DayStar Solar, LLC	—	4,833

Net Loss	$(3,247,491)	$(1,389,581)

Weighted Average Common Shares Outstanding (Basic and Diluted)	6,501,711	3,549,830

Net Loss Per Share (Basic and Diluted)	$(0.50)	$(0.39)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
BALANCES, December 31, 2005	6,370,756	$63,708	$29,659,388	$(14,049,542)	$15,673,554
Exercise of Consultant warrants	5,000	50	37,450	—	37,500
Exercise of Representative warrants	77,530	775	464,405	—	465,180
Exercise of Class B public warrants	100	1	999	—	1,000
Exercise of stock options	10,325	103	28,687	—	28,790
Grants of Restricted Stock	45,000	450	(450)	—	—
Warrants issued for services	—	—	18,292	—	18,292
Compensatory Stock Options	—	—	252,473	—	252,473
Compensatory Restricted Stock	—	—	60,569	—	60,569
Net loss	—	—	—	(3,247,491)	(3,247,491)

BALANCES, March 31, 2006	6,508,711	$65,087	$30,521,813	$(17,297,033)	$13,289,867

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(3,247,491)	$(1,389,581)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	218,072	132,319
Share-based compensation	313,042	55,385
Warrants issued for services	18,292	6,381
Gain on sale/leaseback	(1,750)	(1,750)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	520,022	—
Other assets	(145,915)	(65,618)
Increase (decrease) in:
Accounts payable	230,685	(201,182)
Accrued expenses	(56,020)	13,078

Net cash used in operating activities	(2,151,063)	(1,450,968)
Cash Flows from Investing Activities:
Purchase of investments	(3,122,334)	(903,766)
Proceeds from sale of investments	3,072,195	3,078,528
Purchase of equipment	(1,306,183)	(563,983)

Net cash provided by (used in) investing activities	(1,356,322)	1,610,779
Cash Flows from Financing Activities:
Payments on notes payable	(755)	—
Proceeds from Consultant warrant exercise	37,500	—
Proceeds from Representative warrant exercise	465,180	—
Proceeds from Class B public warrant exercise	1,000	—
Proceeds from exercise of stock options	28,790	—
Payments on capital leases	(16,407)	(3,404)

Net cash provided by (used in) financing activities	515,308	(3,404)

Increase / (Decrease) in cash and cash equivalents	(2,992,077)	156,407
Cash and cash equivalents, beginning of period	7,283,295	316,041

Cash and cash equivalents, end of period	$4,291,218	$472,448

Supplemental Cash Flow Information:
Cash paid for interest	$13,697	$7,127

Non-Cash Transactions:
Equipment lease financing	$—	$38,595

Equipment note payable	$—	$415,618

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Principles of Consolidation, Organization and Nature of Operations:

The accompanying consolidated financial statements include the accounts of DayStar Technologies, Inc. and DayStar Solar, LLC (formerly International Energy Trading, LLC), a wholly-owned subsidiary of DayStar Technologies, Inc. All significant intercompany transactions have been eliminated in consolidation. During the second quarter of 2005, DayStar Technologies, Inc. discontinued operations of DayStar Solar, LLC.

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

Revenue Recognition – The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. All of the Company’s revenue during the three months ended March 31, 2006 is from contracts with a New York State government agency.

Share-Based Compensation – Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s Equity Incentive Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant (other than for certain option modifications resulting in exercise prices below the fair market value at the date of modification). As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Company follows the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

Loss Per Share – Loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Basic Earnings Per Share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These common stock equivalents have been omitted from earnings per share because they are anti-dilutive. Basic and diluted EPS were the same for the three months ended March 31, 2006 and 2005.

Discontinued Operations – In June 2005, the Company discontinued operations of DayStar Solar, LLC. The results of operations associated with this business, have been reported as discontinued operations in the accompanying consolidated statements of operations. The accompanying consolidated statements of cash flows include the effects of both continuing and discontinued operations.

Reclassifications – Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Impact of Recently Issued Accounting Pronouncements –

SFAS No. 151, “Inventory Costs.” In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 became effective for the Company on January 1, 2006. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 153, “Exchanges of Nonmonetary Assets.” In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which changes the guidance in APB Opinion 29, “Accounting for Nonmonetary Transactions”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. SFAS 153 became effective for the Company on January 1, 2006. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

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

SFAS 154 became effective for the Company on January 1, 2006. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB No. 133 and 140 In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of FASB Statement No. 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of January 1, 2006. The Company does not believe that the adoption of SFAS 155 will have a material impact on its consolidated financial statements.

FSP No. 123 (R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”

In November 2005, the FASB issued FASB Staff Position No. FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3, which is effective November 10, 2005 provides for a practical transition method that may be elected to calculate the pool of excess tax benefits available to absorb tax deficiencies upon the adoption of FAS 123(R). The method comprises a computational component that establishes the beginning balance of the additional paid in capital (APIC) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of awards that are fully vested and outstanding upon the adoption of FAS 123(R). An election to use this method may be made the later of one year from the effective date of FSP 123R-3 or the initial adoption date for FAS 123(R). The Company is evaluating whether it will adopt this alternative, but does not believe adopting this alternative would have a material impact on its consolidated financial statements.

FSP No. 123 (R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”

In February 2006, the FASB issued FASB Staff Position No. FAS No. 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123R-4”). FSP 123R-4 amends FAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in this FASB Staff Position was applied as part of the Company’s adoption of FAS 123(R) effective January 1, 2006 and did not have a material impact on its consolidated financial statements.

4.	Share-Based Compensation

Equity Incentive Plan – In September 2003, the Company adopted an Equity Incentive Plan (the “Plan”) to enable employees, outside directors and consultants to acquire an equity interest in the Company. Issuances under the Plan may be in the form of Incentive and Non-Qualified Stock Options, Restricted Stock, Stock Units and Stock Appreciation Rights. The Plan reserves 1,050,000 shares of the Company’s Common Stock for issuance for these purposes. There were 52,769 shares available for grant under the Plan as of March 31, 2006. Under the plan, the term of stock options shall not exceed ten years and incentive stock options shall not be granted with an exercise price of less than 100% of the fair market value of the common stock, and non-qualified stock options shall not be granted with an exercise price of less than 85% of the fair market value of the common stock, both measured at the time of grant.

As discussed in Note 3, Significant Accounting Policies – Share-Based Compensation, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the three months ended March 31, 2006 of $252,473, of which $93,777 was recorded to research and development and $158,696 to selling, general and administrative expenses. These expenses reduced basic and diluted earnings per share by $0.04 for the quarter. The Company did not recognize a tax benefit from the share-based compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the consolidated statement of cash flow for the three months ended March 31, 2006.

For the three months ended March 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the three months ended March 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no share-based compensation expense was recognized. If share-based compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123, as amended by SFAS 148, the Company’s net loss and net loss per share would have been reduced to the following pro-forma amounts:

Net loss, as reported	$(1,389,581)
Pro forma share-based compensation expense, net of tax benefit	(45,011)
Employee share-based compensation expense under the intrinsic method	—

Pro forma net loss	$(1,434,592)

Net loss per share, basic and diluted, As reported	$(0.39)
Pro forma share-based compensation expense	(0.01)
Employee share-based compensation expense under the intrinsic method	—

Pro forma	$(0.40)

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma share-based compensation expense presented above for the three months ended March 31, 2005 under SFAS 123 and the share-based compensation expense recognized during the three months ended March 31, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

The Black-Scholes option-pricing model was used to estimate the option fair values. This option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the period from the Company’s initial public offering through March 31, 2006, and further reviewed against industry comparables for consistency. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the period from the Company’s initial public offering through March 31, 2006. The expected option term was calculated using the “simplified” method permitted by SAB 107.

The weighted average per share fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $11.12 and $3.14, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Expected volatility	88%	89%
Risk-free interest rate	4.65%	4.50%
Expected dividends	$—	$—
Expected terms (in years)	6.25	10

The following table summarizes stock options outstanding and activity as of and for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	293,375	$8.04
Granted	47,400	$14.52
Forfeited	(8,921)	$6.29
Exercised	(10,325)	$2.40

Outstanding at March 31, 2006	321,529	$9.22	9.04	$1,262,997

Exercisable at March 31, 2006	76,675	$6.28	8.75	$526,532

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three months ended March 31, 2006, was $116,616. Cash received from stock options exercised during the three months ended March 31, 2006 was $28,790. The Company did not realize any tax deductions related to the exercise of stock options during the three months ended March 31, 2006. The Company will record such deductions to additional paid in capital when realized.

The following table summarizes the Company’s stock options outstanding and currently exercisable at March 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
3.45 - 4.00	20,000	7.9	$3.62	11,667	$3.73
2.06 - 2.54	82,129	8.4	$2.40	26,300	$2.39
2.59 - 6.83	38,400	8.9	$4.98	14,708	$3.00
10.40 - 15.03	181,000	9.5	$13.84	24,000	$13.81

	321,529	9.0	$9.22	76,675	$6.28

Total unrecognized share-based compensation expense from unvested stock options as of March 31, 2006 was $1,729,518, which is expected to be recognized over a weighted average period of approximately 3 years.

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock grants, of $60,569 and $55,385 for the three months ended March 31, 2006 and 2005, respectively. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the three months ended March 31, 2006:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2006	38,750	$10.64
Granted	45,000	$13.06

Non-vested at March 31, 2006	83,750	$11.94

5.	Warrants

Class A public warrants – As of March 31, 2006, there were no Class A public warrants outstanding. On August 11, 2005, the Company redeemed all then outstanding Class A public warrants.

Class B public warrants – As of March 31, 2006, 5,115,153 Class B public warrants were outstanding. The Class B public warrants included in the units became exercisable on March 22, 2004. The exercise price of a Class B public warrant is $10.00. The Class B public warrants expire on February 11, 2009, the fifth anniversary of the completion of the initial public offering. The Company does not have the right to redeem the Class B public warrants.

Representative warrants – As of March 31, 2006, 8,192 warrants issued to underwriters, in connection with the initial public offering, were outstanding. Each warrant gives the holder the right to purchase one unit for $6.00. A unit consists of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. As noted above, on August 11, 2005, any Class A public warrants then outstanding were redeemed. During the three months ended March 31, 2006, 38,765 Representative warrants were exercised which included the exercise of the Class A warrants to common stock. Accordingly, 77,530 shares of Common stock and 77,530 Class B non-redeemable public warrants were issued, resulting in proceeds to the Company of $465,180.

Consultant warrants – As of March 31, 2006, 71,450 Consultant warrants were outstanding. Under contracts with three of the Company’s consultants, monthly grants, through January 31, 2006, of 1,650 warrants to purchase one share of the Company’s common stock at a price of $3.00 are to be issued based on service rendered. Accordingly 1,650 warrants have been issued during the three months ended March 31, 2006, under these arrangements. During the three months ended March 31, 2006, 5,000 Consultant warrants were exercised for common stock.

The fair value of the Consultant warrants charged to expense during the three months ended March 31, 2006 was $18,292. There were no Consultant warrants issued during the three months ended March 31, 2005, and therefore no expense was recorded. The fair value of the Consultant warrants issued during the three months ended March 31, 2006 was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 87.91%; risk free interest rate of 4.65% and a term of three years.

6.	Discontinued Operations

During the second quarter of 2005, the Company discontinued operations of its subsidiary, DayStar Solar, LLC. This entity was in the business of reselling and installing solar electricity systems for residential customers in northern California. The discontinuance of this business operation coincided with the closure of the facility in Grass Valley, California. There were no results of operation from DayStar Solar, LLC for the three months ended March 31, 2006. Results of operations from DayStar Solar, LLC, for the three months ended March 31, 2005 were as follows:

Revenue	$34,597
Cost of revenue	26,665
Operating expenses	3,099

Total costs and expenses	29,764

Net income	$4,833

Revenue from the sale and installation of solar electricity systems is recognized when installation is complete and collectibility is reasonably assured.

7.	Commitments and Contingencies

Operating Lease - On March 10, 2006, the Company entered into a fifty-one month lease for approximately 50,000 square feet of factory and office space in Santa Clara, California. The lease expires in August of 2010. The space will be the location of the Company’s equipment development group, responsible for the development of certain next generation manufacturing equipment. Monthly payments under the lease are $18,144 per month during the first twelve months, and increase by $1,008 per month during each twelve month period thereafter. The terms of the lease allow for early termination by the landlord effective at the thirty-sixth month of the lease term.

In addition to the minimum payments under operating leases disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, future minimum lease payments under this new lease as of March 31, 2006, are as follows:

Year Ending December 31,	Amount
2006	$127,008
2007	224,784
2008	236,880
2009	248,976
2010	172,368

Total	$1,010,016

8.	Subsequent Events

Employment Agreements - In April 2006, the Company entered into employment agreements with all eight of its executive officers. Annual base salaries under these agreements total $1,374,500. Each agreement is for an initial three-year term. The agreements are automatically extended for a one year period on the anniversary date and annually thereafter unless either party gives the other 90 days written notice prior to the anniversary date of the intent not to extend the agreement. The agreements contain provisions for both the Company and the executive officers, which allow either party to terminate prior to the expiration of the agreements.

Under each employment agreement, the executive officer is entitled to participate in an annual bonus and management incentive program, as currently offered or subsequently modified by the Board. Each executive officer’s incentive compensation program is within the sole discretion of the board of directors, and the Company has the right to alter, amend or eliminate all or any part of any incentive program at any time, without compensation. Each executive officer is also entitled to participate in all of the Company’s employee benefit plans.

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

On June 21, 2005, we publicly announced that we intended to redeem our outstanding Class A public warrants at $.25 per warrant. The warrant holders had the ability to exercise each warrant for one common share at $6.00 per share. There were 2,371,830 Class A public warrants issued in conjunction with the initial public offering and a subsequent financing. In addition, the exercise of Representative warrants, issued in conjunction with the initial public offering, added 70,324 Class A public warrants subject to redemption. The exercise period ended August 11, 2005. During the exercise period, 2,425,062 of the Class A public warrants (99.3% of the total outstanding) were exercised for an equal number of shares of common stock and we received $14.5 million in proceeds from the warrant exercises. Additionally, the exercise of other equity instruments, primarily Representative and Consultant warrants, generated proceeds of approximately $2.4 million. The proceeds from all such exercises will be used to complete the build-out of the facility in Halfmoon, New York; fund costs related to ramping up production, accelerating development of and transitioning to our next generation of production (“Gen III™”); and for general operating costs and corporate purposes.

During 2006, we expect to continue the development of the Gen II process and production capability, expand development of the Gen III™ process and continue efforts for LightFoil™ product development. The development of the Gen II process includes producing and selling limited amounts of solar cells while increasing headcount, primarily manufacturing personnel and enhancing our manufacturing support capability. The Gen III™ effort will include increasing engineering and manufacturing headcount, building-out additional manufacturing facilities, designing and manufacturing prototype deposition equipment, and purchasing and installing automated cell processing equipment. The development efforts for LightFoil™ products require additional development engineering headcount and purchasing production equipment.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those accounting policies can be found in the notes to the consolidated financial statements set forth in the Annual Report on Form 10-KSB. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

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

Patents—Costs incurred to prosecute patents are expensed as incurred. Patent costs paid to obtain patents from third parties are capitalized and amortized over the life of the patent.

Long-lived Assets—Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes monitoring our manufacturing costs and significantly increasing sales. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods.

Share-Based Compensation—Prior to January 1, 2006, we accounted for stock option awards granted under the Company’s Equity Incentive Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant (other than for certain option modifications resulting in exercise prices below the fair market value at the date of modification). As permitted by SFAS 123, we reported pro-forma disclosures presenting results and earnings per share as if we had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, we follow the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

Results of Operations

Comparison of the Three Months Ended March 31, 2006 and 2005

Certain reclassifications have been made to the 2005 financial information to conform to the 2006 presentation.

Research and development contract revenue. Our research and development contract revenue was $30,000 for the three months ended March 31, 2006. There was no research and development contract revenue for the three months ended March 31, 2005. All of our revenue during the three months ended March 31, 2006 was research and development contract revenue earned as a result of achieving various milestones under an agreement with a New York State government agency.

Research and development expenses. Research and development expenses were $1,894,468 for the three months ended March 31, 2006 compared to $683,574 for the three months ended March 31, 2005, an increase of $1,210,894 or 177%. Research and development expenses increased due to an increase in the number of engineering personnel and increased development activities related to creating the capability to manufacture photovoltaic cells. Additionally, the implementation of SFAS No. 123(R), effective January 1, 2006, added $93,777 in share-based compensation expense for research and development personnel during the three months ended March 31, 2006. We expect to incur significant additional research and development expenses in 2006 as engineering personnel are added, we begin the development of our next generation manufacturing equipment at our new facility in Santa Clara, California, and we continue to develop and enhance our manufacturing technologies.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,257,197 for the three months ended March 31, 2006 compared to $581,517 for the three months ended March 31, 2005, an increase of $675,680 or 116%. The increase in selling, general and administrative expenses corresponded with our increase in headcount and overall growth over the comparative periods. As a result, salaries, consulting and other administrative costs increased during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Additionally the implementation of SFAS No. 123(R), effective January 1, 2006, added $158,696 in share-based compensation expense for selling, general and administrative personnel during the three months ended March 31, 2006. During the remainder of 2006, in conjunction with the ramp up of our production capacity and in anticipation of expansion to our next generation manufacturing facility, we expect to incur increased selling, general and administrative expenses.

Depreciation and amortization expense. Depreciation and amortization expenses were $218,072 for the three months ended March 31, 2006 compared to $132,319 for the three months ended March 31, 2005, an increase of $85,753. Depreciation and amortization expense increased primarily as a result of significant capital equipment being placed in service in the Halfmoon facility during 2005 and the first quarter of 2006, as we continued to develop our manufacturing technologies to produce photovoltaic cells.

Interest expense. Interest expense was $21,936 for the three months ended March 31, 2006 compared to $14,243 for the three months ended March 31, 2005, an increase of $7,693. Interest costs result from capital lease obligations and notes payable.

Other income. Other income was $114,182 for the three months ended March 31, 2006 compared to $17,239 for the three months ended March 31, 2005, an increase of $96,943. Other income primarily represents interest on investments.

Net loss. Our net loss was $3,247,491 for the three months ended March 31, 2006 compared to a loss of $1,389,581 for the three months ended March 31, 2005. The increase in net loss was due primarily to investing in engineering and operating activities and the personnel required to develop our process for manufacturing photovoltaic cells in our initial production facility, as well as a corresponding increase in selling, general and administrative activity during the three months ended March 31, 2006. Throughout the remainder of 2006, we expect to continue to incur significant expenses related to (1) commencing manufacturing in our Gen II manufacturing facility, (2) escalating development efforts and implementation of the next generation Gen III manufacturing processes, and (3) expanding operations to include our next generation manufacturing facility. We also anticipate additional share-based compensation expense as a result of the implementation of SFAS No. 123(R), effective January 1, 2006. Without significant product revenue anticipated, we also expect to experience significant net losses throughout the remainder of 2006.

Liquidity and Capital Resources

Liquidity. At March 31, 2006, our cash and cash equivalents and investments totaled $9,422,372. Net cash used in operating activities was $2,151,063 for the three months ended March 31, 2006 compared to $1,450,968 for the three months ended March 31, 2005. The activity for the three months ended March 31, 2006 is primarily the result of operating expenses paid in cash of $1,755,085 for research and development expenses and $1,065,246 for selling, general and administrative expenses. During 2005 and 2006, we have been increasingly investing in our operations in Halfmoon, New York, and hiring personnel and consultants to begin production and sales of our thin-film solar cells.

Expenditures for equipment purchases for the three months ended March 31, 2006 were $1,306,183. We continue to purchase equipment and adapt the Halfmoon facility to establish our initial production lines in New York. We are beginning to implement plans at our Santa Clara, California facility to develop our next generation manufacturing equipment.

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

We have been awarded certain research and development contracts and grants by the state of New York. These contracts and grants have been provided as an incentive for DayStar to increase employment in the state and further advance research and technology in the solar energy industry. Following is a summary of the current contracts and grants:

•	$1,000,000 Research and Development Contract—Payment under the contract will be in phases as we meet facility scale-up and production milestones to commercially produce solar cells. As of March 31, 2006, we had earned $450,000 under this contract.

•	$250,000 Research and Development Contract—Payment under the contract will be in phases as we meet certain milestones in the design, installation, and performance of an energy waste reduction system. As of March 31, 2006, we had earned $205,000 under this contract.

•	$600,000 Capital Grant—Payment under the agreement was in three phases as we met certain equipment acquisition and employment milestones. As of March 31, 2006, we had met the milestones required and received all funds under the agreement. Terms of the grant require us to meet and maintain specified employment criteria, as defined, over a five year period. If we fail to meet the specified criteria, we must repay any unearned portion of the grant.

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

Commitments. At March 31, 2006, we had outstanding approximately $2,450,000 of purchase orders for equipment. The equipment is expected to be received during the remainder of 2006. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies and Subsequent Events footnotes to our consolidated financial statements.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases entered into in the ordinary course of business.

We lease 23,500 square feet of office and manufacturing space in Halfmoon, New York. We lease 18,000 square feet in one location under a five year lease that commenced July 1, 2004 for $9,750 per month. In a second location in the same corporate park, we lease 5,500 square feet of office space under a forty-five month lease that commenced October 1, 2005 for $5,769 per month. In March 2006, we signed a lease for approximately 50,000 square feet of factory and office space in Santa Clara, California under a fifty-one month lease that commences June 2006, for $18,144 per month. We also maintain two leases for certain office equipment with terms of three and five years that expire in August 2007 and November 2008.

Item 3.	Controls and Procedures.

The Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at March 31, 2006 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’s internal control over financial reporting, as of the end of the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities

On March 31, 2006, the Company issued warrants to three consultants, to purchase 1,650 shares of the Company’s common stock, at an exercise price of $3.00 per share. The warrants have a contractual term of five years and were fully vested at the time of issuance. Neither the warrants, nor the shares underlying the warrants, were registered at the time of issuance and no registration rights were granted. The warrants were issued pursuant to an exemption under Rule 701 of the Securities Act, Rule 506 of Regulation D and Rule 4(2). The warrants were in consideration of past consulting services.

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

(b) Reports on Form 8-K

On March 10, 2006, the Company entered into a fifty-one month lease for approximately 50,000 square feet of factory and office space in Santa Clara, California. The lease expires in August of 2010. The space will be the location of the Company’s Equipment Development Group, responsible for the development of certain next generation manufacturing equipment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: May 12, 2006	By:	/s/ JOHN R. TUTTLE
John R. Tuttle
Chairman, President and Chief Executive Officer (Principle Executive Officer)

Date: May 12, 2006	By:	/s/ STEPHEN A. AANDERUD
Stephen A. Aanderud
Chief Financial Officer (Principal Financial and Accounting Officer)