Form 10QSB
period 2006-06-30
DAYSTAR TECHNOLOGIES INC
filed 2006-08-11
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________

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

At August 9, 2006, 6,655,577 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended June 30, 2006

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet – June 30, 2006	3

Consolidated Statements of Operations - For the Three Months and Six Months Ended June 30, 2006 and 2005 and For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2006	4

Consolidated Statement of Changes in Stockholders’ Equity - For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2006	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 and For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2006	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	15

Item 3. Controls and Procedures	22

PART II – Other Information

Item 2. Unregistered Sales of Equity Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 6. Exhibits and Reports on Form 8-K	23

Signatures	24

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$14,033,566
Investments	4,123,910
Other current assets	283,040

Total current assets	18,440,516
Property and Equipment, at cost,	9,776,937
Less accumulated depreciation and amortization	(1,341,200)

Net property and equipment	8,435,737
Other Assets:
Deferred financing costs	860,719
Restricted cash	109,993
Other assets	99,632

Total other assets	1,070,344

Total Assets	$27,946,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,911,877
Wages payable	381,950
Convertible note, net of discount	10,644,191
Notes payable, current portion	3,435
Capital lease obligations, current portion	69,591
Accrued expenses	242,673
Deferred gain	7,000

Total current liabilities	13,260,717
Long-Term Liabilities:
Notes payable	407,888
Capital lease obligations	52,439
Deferred revenue	300,000
Deferred gain	5,833
Stock warrants	4,121,648

Total long-term liabilities	4,887,808
Commitments and Contingencies (Note 8)	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 60,000,000 shares authorized; 6,655,577 shares issued and outstanding	66,556
Additional paid-in capital	32,241,924
Accumulated deficit	(10,145,391)
Deficit accumulated during the development stage	(12,365,017)

Total stockholders’ equity	9,798,072

Total Liabilities and Stockholders’ Equity	$27,946,597

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to
	2006	2005	2006	2005	June 30, 2006
Revenue:
Research and development contract revenue	$—	$250,000	$30,000	$250,000	$405,000
Costs and Expenses:
Research and development	2,471,795	631,690	4,366,263	1,315,264	6,564,859
Selling, general and administrative	1,309,005	902,677	2,566,201	1,484,194	4,467,532
Depreciation and amortization	273,649	167,003	491,721	299,322	859,599

Total costs and expenses	4,054,449	1,701,370	7,424,185	3,098,780	11,891,990
Other Income (Expense):
Other income	144,234	19,952	258,415	37,191	497,660
Interest expense	(134,816)	(32,717)	(156,752)	(46,960)	(201,629)
Amortization of note discount and deferred financing costs	(1,082,814)	—	(1,082,814)	—	(1,082,814)
Loss on derivative liabilities	(85,530)	—	(85,530)	—	(85,530)

Total other income (expense)	(1,158,926)	(12,765)	(1,066,681)	(9,769)	(872,313)

Loss from Continuing Operations	(5,213,375)	(1,464,135)	(8,460,866)	(2,858,549)	(12,359,303)
Loss from discontinued operations of DayStar Solar, LLC	—	(5,291)	—	(459)	(5,714)

Net Loss	$(5,213,375)	$(1,469,426)	$(8,460,866)	$(2,859,008)	$(12,365,017)

Weighted Average Common Shares Outstanding (Basic And Diluted)	6,592,341	4,089,669	6,547,026	3,819,750

Net Loss Per Share (Basic and Diluted)	$(.79)	$(0.36)	$(1.29)	$(0.75)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO JUNE 30, 2006

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount					Total
BALANCES, July 1, 2005	5,083,258	$50,833	29,000	$290	$22,443,181	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of Class A public warrants at $6.00 per share	893,519	8,935	—	—	5,352,179	—	—	—	5,361,114
Redemption of Class A public warrants at $.25 per share	—	—	—	—	(4,273)	—	—	—	(4,273)
Exercise of Class B public warrants at $10.00 per share	125	1	—	—	1,249	—	—	—	1,250
Exercise of Consultant warrants at $5.18 - $8.25 per share	85,000	850	—	—	566,450	—	—	—	567,300
Exercise of Representative warrants at $6.00 per share	188,979	1,890	—	—	1,108,584	—	—	—	1,110,474
Conversion of Class B common stock	58,000	580	(29,000)	(290)	(290)	—	—	—	—
Exercise of stock options at $2.06 - $4.00 per share	23,125	231	—	—	64,446	—	—	—	64,677
Acceleration of stock option vesting	—	—	—	—	28,925	—	—	—	28,925
Grants of restricted stock at $10.64 per share	38,750	388	—	—	411,912	(412,300)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	119,360	—	—	119,360
Warrants issued for services at $10.70 per share	—	—	—	—	90,735	—	—	—	90,735
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	6,370,756	63,708	—	—	30,063,098	(403,710)	(10,145,391)	(3,904,151)	15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of Class B public warrants at $10.00 per share	1,800	18	—	—	17,982	—	—	—	18,000
Exercise of Consultant warrants at $7.50 per share	5,000	50	—	—	37,450	—	—	—	37,500
Exercise of Representative warrants at $6.00 per share	77,530	775	—	—	464,405	—	—	—	465,180
Exercise of stock options at $2.06 - $2.54 per share	13,116	131	—	—	28,575	—	—	—	28,706
Grants of restricted stock at $8.77 - $12.75 per share	187,375	1,874	—	—	(1,874)	—	—	—	—
Warrants issued for services at $11.09 per share	—	—	—	—	18,291	—	—	—	18,291
Compensatory stock options at $1.74 - $13.37 per share	—	—	—	—	471,725	—	—	—	471,725
Compensatory restricted stock at $8.77 - $14.00 per share	—	—	—	—	181,721	—	—	—	181,721
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Warrants issued for placement of convertible note at $5.38 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(8,460,866)	(8,460,866)

BALANCES, June 30, 2006	6,655,577	$66,556	—	$—	$32,241,924	$—	$(10,145,391)	$(12,365,017)	$9,798,072

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six months Ended June 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to
	2006	2005	June 30, 2006
Cash Flows from Operating Activities:
Net loss	$(8,460,866)	$(2,859,008)	$(12,365,017)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	491,721	299,322	859,599
Share-based compensation	653,446	110,238	801,731
Warrants issued for services	18,291	259,483	109,026
Amortization of note discount and deferred financing costs	1,082,814	—	1,082,814
Loss on embedded derivative liabilities and warrants	85,530	—	85,530
Gain on sale/leaseback	(3,500)	(3,500)	(7,000)
Gain on sale of assets	—	—	(2,549)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	520,022	—	—
Other assets	(225,840)	(45,791)	(378,333)
Increase (decrease) in:
Accounts payable	1,060,083	(371,080)	1,737,567
Accrued expenses	325,009	24,856	508,520
Deferred revenue	—	—	300,000

Net cash used in operating activities	(4,453,290)	(2,585,480)	(7,268,112)
Cash Flows from Investing Activities:
Purchase of investments	(6,136,429)	(903,766)	(12,610,635)
Proceeds from sale of investments	7,093,534	4,129,226	9,191,966
Purchase of equipment	(4,370,330)	(861,809)	(6,343,110)
Proceeds from sale of assets	—	—	3,120

Net cash provided by (used in) investing activities	(3,413,225)	2,363,651	(9,758,659)
Cash Flows from Financing Activities:
Payments on notes payable	(1,538)	(1,328)	(2,967)
Proceeds from convertible note	15,000,000	—	15,000,000
Cost of financing	(898,963)	—	(898,963)
Proceeds from Class A public warrant exercise	—	9,189,258	5,356,842
Proceeds from Consultant warrant exercise	37,500	103,279	604,800
Proceeds from Representative warrant exercise	465,180	10,080	1,575,654
Proceeds from Class B public warrant exercise	18,000	—	19,250
Proceeds from exercise of stock options	28,706	—	93,383
Payments on capital leases	(32,099)	(24,172)	(58,991)

Net cash provided by financing activities	14,616,786	9,277,117	21,689,008

Increase in cash and cash equivalents	6,750,271	9,055,288	4,662,237
Cash and cash equivalents, beginning of period	7,283,295	316,041	9,371,329

Cash and cash equivalents, end of period	$14,033,566	$9,371,329	$14,033,566

Supplemental Cash Flow Information:
Cash paid for interest	$25,925	$32,463

Non-Cash Transactions:
Equipment lease financing	$—	$38,595

Equipment note payable	$—	$415,618

Beneficial conversion feature on convertible note	$1,223,842	$—

Warrants issued for placement of convertible note	$140,419	$—

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles of Consolidation, Organization and Nature of Operations:

DayStar Technologies, Inc. (the “Company”) is a development stage enterprise that was formed in 1997 for the purpose of researching, developing, manufacturing and marketing innovative products to the renewable energy / photovoltaic industry. From its inception, the Company has focused primarily on concentrator photovoltaic and thin-film solar cells. The principal source of revenue for the Company has been revenue from government funded research and development contracts.

The accompanying consolidated financial statements include the accounts of DayStar Technologies, Inc. and DayStar Solar, LLC (formerly International Energy Trading, LLC), a wholly-owned subsidiary of DayStar Technologies, Inc. All significant intercompany transactions have been eliminated in consolidation. During the second quarter of 2005, DayStar Technologies, Inc. discontinued operations of DayStar Solar, LLC (See Note 7). Upon discontinuing operations of DayStar Solar, LLC, the Company became a development stage enterprise.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at June 30, 2006 and the results of its operations and its cash flows for the six months ended June 30, 2006 and 2005 and for the period from July 1, 2005 (Inception of the Development Stage) to June 30, 2006.

2. Future Operations:

The Company has experienced losses from operations and anticipates incurring substantial losses in the future. The Company’s current business plans include significant expenditures to continue the development of the current manufacturing production capability and to expand development efforts for next generation production processes. These activities require the Company to add employees, purchase production equipment, build-out additional manufacturing facilities, and design and manufacture prototype deposition equipment. The Company does not believe that it can achieve profitability until development, implementation and commercialization of next generation processes are achieved.

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

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. All of the Company’s revenue during the six months ended June 30, 2006 is from contracts with a New York State government agency.

Research and Development Costs – Research and development costs are expensed as incurred. Funds obtained from government agencies that represent a cost reimbursement activity are reflected as reductions of Research and Development expenses.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Company follows the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

Loss Per Share – Loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Basic Earnings Per Share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These common stock equivalents have been omitted from earnings per share because they are anti-dilutive. Basic and diluted EPS were the same for the six months ended June 30, 2006 and 2005.

Fair Value of Financial Instruments – The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of receivables, investments, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of capital lease obligations approximate fair value due to the proximity to the inception date.

Certain terms in the convertible note and related documents issued on May 25, 2006 require that the warrants issued in conjunction with the convertible note be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, and any changes in fair value reported as a gain or loss on derivative liabilities in the Consolidated Statement of Operations. The Black-Scholes option-pricing model is used to estimate the warrant fair values

Deferred Financing Costs – Financing costs are capitalized and amortized over the term of the related debt issuance using the effective interest method. If the underlying debt instrument related to the deferred financing costs is converted, any unamortized financing costs would immediately be recognized as expense upon conversion of the instrument.

Restricted Cash – Restricted Cash at June 30, 2006 represents amounts held in escrow as collateral for a letter of credit with a financial institution in order to acquire certain equipment.

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

Impact of Recently Issued Accounting Pronouncements –

SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB No. 133 and 140” In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of FASB Statement No. 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of January 1, 2006. The Company does not believe that the adoption of SFAS 155 will have a material impact on its consolidated financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment to FASB Statement No. 140” In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. SFAS 156 is effective for the Company January 1, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on its consolidated financial statements.

Emerging Issues Task Force (EITF) Issue No. 05-01, “Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option”. In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-01, “Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option” (“EITF 05-01”). The EITF consensus applies to the issuance of equity securities to settle a debt instrument that was not otherwise currently convertible but became convertible upon the issuer’s exercise of call option when the issuance of equity securities is pursuant to the instrument’s original conversion terms. The Company does not believe that the adoption of EITF 05-01 will have a material impact on its consolidated financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company January 1, 2007. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

4. Share-Based Compensation

Equity Incentive Plan – On June 19, 2006, the Company adopted an Equity Incentive Plan (the “2006 Plan”) to enable employees, outside directors and consultants to acquire an equity interest in the Company. Issuances under the 2006 Plan may be in the form of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights. The 2006 Plan reserves 17.5% (10,500,000 shares) of the Company’s authorized common shares for issuance for these purposes; subject to the further restriction that the 2006 Plan Committee shall not award grants exceeding 17.5% (1,164,726 shares at June 30, 2006) of the Company’s total issued and outstanding common shares as of and including the grant. Under the 2006 Plan, the term of stock options shall not exceed ten years and incentive stock options shall not be granted with an exercise price of less than 100% of the fair market value of the common stock, and non-qualified stock options shall not be granted with an exercise price of less than 85% of the fair market value of the common stock, both measured at the time of grant.

Grants of incentive and non-qualified stock options, and restricted stock prior to June 19, 2006 were made from the Company’s original Equity Incentive Plan adopted in 2003 (the “2003 Plan”).

As discussed in Note 3, Significant Accounting Policies – Share-Based Compensation, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the three months ended June 30, 2006 of $400,973, of which $198,743 was recorded to research and development and $202,230 to selling, general and administrative expenses. The adoption of SFAS 123(R) resulted in share-based compensation expense for the six months ended June 30, 2006 of $653,446, of which $292,520 was recorded to research and development and $360,926 to selling, general and administrative expenses. These expenses increased basic and diluted loss per share by $0.06 and $0.10, respectively, for the three months and six months ended June 30, 2006.

For the six months ended June 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the six months ended June 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no share-based compensation expense was recognized. If share-based compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123, as amended by SFAS 148, the Company’s net loss and net loss per share would have been reduced to the following pro-forma amounts:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(1,469,426)	$(2,859,008)
Pro forma stock compensation expense, net of tax benefit	(174,036)	(219,047)
Employee stock compensation under the intrinsic method	—	—

Pro forma net loss	$(1,643,462)	$(3,078,055)

Net loss per share, basic and diluted, As reported	$(0.36)	$(0.75)
Pro forma stock compensation expense	(0.04)	(0.06)
Employee stock compensation under the intrinsic method	—	—

Pro forma	$(0.40)	$(0.81)

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma share-based compensation expense presented above for the three months and six months ended June 30, 2005 under SFAS 123 and the share-based compensation expense recognized during the three months and six months ended June 30, 2006 under SFAS 123(R)

are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative results have not been restated.

The Black-Scholes option-pricing model was used to estimate the option fair values. This option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the period from the Company’s initial public offering through June 30, 2006, and further reviewed against industry comparables. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the period from the Company’s initial public offering through June 30, 2006. The expected option term was calculated using the “simplified” method permitted by SAB 107.

The weighted average per share fair value of stock options granted during the three months ended June 30, 2006 and 2005 was $6.64 and $12.21, respectively, and during the six months ended June 30, 2006 and 2005 was $7.90 and $10.60, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Expected volatility	85.36%	96.97%	85.36 – 87.91%	89.00 – 96.97%
Risk-free interest rate	5.06%	4.50%	4.65 – 5.06%	4.50%
Expected dividends	$ —	$ —	$ —	$ —
Expected terms (in years)	6.25	10	6.25	10

The following table summarizes stock options outstanding and activity as of and for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	293,375	$8.04
Granted	167,850	$10.39
Forfeited	(11,632)	$6.22
Exercised	(13,116)	$2.12

Outstanding at June 30, 2006	436,477	$9.16	9.12	$1,089,198

Exercisable at June 30, 2006	120,534	$8.21	8.33	$420,916

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three months and six months ended June 30, 2006, was $26,481 and $143,097, respectively. Cash received from stock options exercised during the three months and six months ended June 30, 2006 was $5,749 and $28,706, respectively. The Company did not realize any tax deductions related to the exercise of stock options during the three months and six months ended June 30, 2006. The Company will record such deductions to additional paid in capital when realized.

The following table summarizes the Company’s stock options outstanding and currently exercisable at June 30, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
3.45 - 4.00	20,000	7.7	$3.62	12,667	$3.71
2.06 - 2.54	77,827	8.1	$2.42	29,025	$2.42
2.59 - 6.83	38,400	8.7	$4.98	20,117	$3.97
8.77 - 15.03	300,250	9.5	$11.82	58,725	$13.49

	436,477	9.1	$9.16	120,534	$8.21

Total unrecognized share-based compensation expense from unvested stock options as of June 30, 2006 was $2,291,763, which is expected to be recognized over a weighted average period of approximately 3.3 years.

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock grants, of $121,153 and $54,853 for the three months ended June 30, 2006 and 2005, respectively, and $181,721 and $110,238 for the six months ended June 30, 2006 and 2005, respectively. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the six months ended June 30, 2006:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2006	38,750	$10.64
Granted	187,375	$10.86

Non-vested at June 30, 2006	226,125	$10.82

5. Convertible Note

On May 25, 2006, the Company entered into a series of agreements pursuant to a private placement transaction providing for, among other things, the issuance of a senior convertible note (“Note”) in the aggregate principal amount of $15 million, and warrants to purchase 782,609 shares of the Company’s $.01 par value per share common stock and additional warrants in the event the Company causes a conversion of the note into shares of common stock.

The net proceeds of the issuance totaled approximately $14.1 million after direct placement costs of approximately $0.9 million. The note is convertible into 1,304,348 shares of DayStar’s common stock at any time at the option of the holder at an initial conversion price of approximately $11.50 per share, subject to adjustment. The note is convertible at the Company’s option if the closing price of the Company’s common stock for each trading day of any twenty consecutive trading day period equals or exceeds 150% of the conversion price and certain other criteria are satisfied.

The principal amount of the note is to be repaid in eight equal installments of $1,875,000, beginning on September 10, 2006 (the monthly anniversary from two weeks after the date on which the SEC declared effective the registration statement to register, among other things, the associated shares to be used in payment or conversion of the note to common stock of the company). Such principal payments may be paid in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock. Any shares of common stock used to pay an installment of principal will be valued at the lower of the Conversion Price or a 13.5% discount to the volume weighted average price of the Company’s common stock for the five days preceding the payment date.

Interest is due quarterly, starting on July 1, 2006. The interest rate is 7.5% per annum. All or a portion of the accrued and unpaid interest may be paid in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock. Any shares of common stock used to make an interest payment will be valued at the lower of the Conversion Price or a 13.5% discount to the volume weighted average price of the Company’s common stock for the five days preceding the payment date, provided, further, that specific stockholder approval must have been obtained providing for the Company’s issuance of all of the common stock contemplated under the note, warrants and interest. As of June 30, 2006, no interest has been paid and $114,041 had been accrued.

The discount attributable to the issuance date aggregate fair value of the conversion options and warrants, totaling $5.3 million, is being amortized using the effective interest method over the term of the note. During the three months ended June 30, 2006, $0.9 million of this discount was amortized to expense. The intrinsic value of the conversion option in the note totaling $1.2 million was calculated in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and recorded as additional paid in capital and a corresponding reduction of the carrying value of the note.

The Company is accounting for the free-standing warrants, issued in connection with the note, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”. The warrant liabilities were adjusted to their fair value of $4.1 million at June 30, 2006, using the Black-Scholes model. Since the issuance date, May 25, 2006, the fair value of the warrants increased by $85,530 and such change is recorded as “Loss on derivative liabilities.”

The warrants had an exercise price of $12.65 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by the Company at a price below the then current exercise price. The warrants are exercisable at any time through May 26, 2011. No warrants had been exercised as of June 30, 2006.

In connection with the financing arrangement, the Company incurred financing costs of $1 million, including the fair value of warrants to purchase 26,087 shares of the Company’s common stock issued to the placement agent. The total financing costs were capitalized and are being amortized over the life of the note using the effective interest method. During the three months ended June 30, 2006, $179,000 of the capitalized financing costs was amortized to expense.

As a result of a free-standing registration rights agreement, the Company had an obligation to register the shares underlying the note and related warrants (the registration statement became effective on July 27, 2006) and has a continuing obligation to keep the registration statement effective. Failure to meet this obligation, as defined, will result in liquidated damages in an amount equal to 2% per month of the outstanding principal amount of the note up to a maximum of 10% of the average total amount of the notes outstanding in any 12 month period.

In the event of a fundamental change as defined in the note, the holder will be entitled to require the Company to redeem the outstanding note balance and any warrants then outstanding. The note holders will have the right to require the Company to redeem the outstanding note balance at the greater of (i) the product of (x) 125% of the sum of the amount of principal and interest to be redeemed and (y) the quotient determined by dividing (A) the closing sale price of the Company’s Common Stock after the announcement of a change of control by (B) the conversion price, and (ii) 125% of the sum of the principal and interest. The warrant holders will have the right, among others, to have the warrants repurchased for a purchase price in cash equal to the Black Scholes value of the then unexercised portion of the warrants.

In the event that the Company’s common stock closes below $9.00 for ten consecutive trading days, the Company is required to deposit an amount of cash equal to 30% of the then outstanding principal amount of the note into escrow up to a maximum of $3.0 million. In the event that the Company’s common stock closes at $10.00 per share or above for 10 consecutive trading days following the escrow deposit, the Company may release the escrowed funds. No amounts were required to be held in escrow at June 30, 2006. On August 8, 2006, the Company’s closing share price traded below $9.00 for ten consecutive trading days, and on August 9, 2006, the Company deposited $3.0 million into escrow, as required by the terms of the note

6. Warrants

Class A public warrants – As of June 30, 2006, there were no Class A public warrants outstanding. On August 11, 2005, the Company redeemed all then outstanding Class A public warrants.

Class B public warrants – As of June 30, 2006, 5,113,453 Class B public warrants were outstanding. The Class B public warrants included in the units became exercisable on March 22, 2004. The exercise price of a Class B public warrant is $10.00. The Class B public warrants expire on February 11, 2009, the fifth anniversary of the completion of the initial public offering. The Company does not have the right to redeem the Class B public warrants.

Representative warrants – As of June 30, 2006, 8,192 warrants issued to underwriters, in connection with the initial public offering, were outstanding. Each warrant gives the holder the right to purchase one unit for $6.00. A unit consists of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. As noted above, on August 11, 2005, any Class A public warrants then outstanding were redeemed. During the six months ended June 30, 2006, 38,765 Representative warrants were exercised which included the exercise of the Class A warrants to common stock. Accordingly, 77,530 shares of Common stock and 77,530 Class B non-redeemable public warrants were issued, resulting in proceeds to the Company of $465,180.

Consultant warrants – As of June 30, 2006, 71,450 Consultant warrants were outstanding. Under contracts with three of the Company’s consultants, monthly grants, through January 31, 2006, of 1,650 warrants to purchase one share of the Company’s common stock at a price of $3.00 are to be issued based on service rendered. Accordingly 1,650 warrants have been issued during the six months ended June 30, 2006, under these arrangements. During the six months ended June 30, 2006, 5,000 Consultant warrants were exercised for common stock.

The fair value of the Consultant warrants charged to expense was during the three months ended June 30, 2006 and 2005 $0 and $259,483, respectively, and $18,291 and $259,483, for the six months ended June 30, 2006, respectively. The fair value of the Consultant warrants issued during the three months and six months ended June 30, 2006 and 2005 was calculated using the Black-Scholes pricing model.

7. Discontinued Operations

During the second quarter of 2005, the Company discontinued operations of its subsidiary, DayStar Solar, LLC. This entity was in the business of reselling and installing solar electricity systems for residential customers in northern California. The discontinuance of this business operation coincided with the closure of the facility in Grass Valley, California. There were no results of operation from DayStar Solar, LLC for the six months ended June 30, 2006. Results of operations from DayStar Solar, LLC, for the three months and six months ended June 30, 2005 were as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Revenue	$30,592	$65,189
Cost of revenue	31,799	58,464
Operating expenses	4,084	7,184

Total costs and expenses	35,883	65,648

Net loss	$(5,291)	$(459)

Revenue from the sale and installation of solar electricity systems is recognized when installation is complete and collectibility is reasonably assured.

8. Commitments and Contingencies

Operating Lease – On March 10, 2006, the Company entered into a fifty-one month lease for approximately 50,000 square feet of factory and office space in Santa Clara, California. The lease expires in August of 2010. The space will be the location of the Company’s equipment development group, responsible for the development of certain next generation manufacturing equipment. Monthly payments under the lease are $18,144 per month during the first twelve months, and increase by $1,008 per month during each twelve month period thereafter. The terms of the lease allow for early termination by the landlord effective at the thirty-sixth month of the lease term.

In addition to the minimum payments under operating leases disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, future minimum lease payments under this new lease as of June 30, 2006, are as follows:

Year Ending December 31,	Amount
2006	$108,864
2007	224,784
2008	236,880
2009	248,976
2010	172,368

Total	$991,872

Employment Agreements – In April 2006, the Company entered into employment agreements with all eight of its executive officers. Annual base salaries under these agreements total $1,374,500. Each agreement is for an initial three-year term. The agreements are automatically extended for a one year period on the anniversary date and annually thereafter unless either party gives the other 90 days written notice prior to the anniversary date of the intent not to extend the agreement. The agreements contain provisions for both the Company and the executive officers, which allow either party to terminate prior to the expiration of the agreements.

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

Overview

We began operations in 1997 for the purpose of developing thin-film, copper-indium-gallium-selenide solar cells, known as CIGS solar cells, and more cost-effective processes for manufacturing such solar cells. From inception, we have focused our efforts on research and development, manufacturing, development of an initial customer base and raising capital.

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

On May 25, 2006, we completed a private placement transaction with the issuance of a $15 million senior convertible note (“Note”) and warrants to purchase 782,609 shares of our common stock. The net proceeds from the transaction after deducting financing expenses were $14.1 million. These funds will be used to complete the enhancements to and development of our Gen II processes, continue the development of and transitioning to our next generation of production (“Gen III™”); and for general operating costs and corporate purposes.

In the event that DayStar’s common stock closes below $9.00 for ten consecutive trading days, we will deposit an amount of cash equal to 30% of the then outstanding principal amount of the note into escrow, provided that in no event shall the total amount of escrowed funds exceed $3.0 million. In the event that DayStar’s common stock closes at $10.00 per share or above for 10 consecutive trading days following the escrow deposit, the escrowed funds will be released. This process will continue until the note is repaid. On August 8, 2006, the Company’s closing share price traded below $9.00 for ten consecutive trading days, and on August 9, 2006, the Company deposited $3.0 million into escrow, as required by the terms of the note.

During the remainder of 2006, we expect to continue the development of the Gen II process and production capability, expand development of the Gen III™ process and continue efforts for LightFoil™ product development. The development of the Gen II process includes producing and selling limited amounts of solar cells while increasing headcount, primarily manufacturing personnel and enhancing our manufacturing support capability. The Gen III™ effort will include increasing engineering and manufacturing headcount, building-out additional manufacturing facilities, designing and manufacturing prototype deposition equipment, and purchasing automated cell processing equipment. The development efforts for LightFoil™ products is dependent on external program funding and require additional development engineering headcount and the acquisition of production equipment.

We will require additional financing to implement the above programs. We have historically funded our operations principally from the sale of equity securities and, to a lesser extent, through government grants and contracts, and more recently through private placement funding. We will need significant additional capital infusions to execute our business plan, and will require additional capital to complete our next generation manufacturing processes. If adequate capital resources are not available to us, we will be forced to curtail or terminate operations.

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

Revenue Recognition – We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

Patents – Costs incurred to prosecute patents are expensed as incurred. Patent costs paid to obtain patents from third parties are capitalized and amortized over the life of the patent.

Long-lived Assets – Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes monitoring our manufacturing costs and significantly increasing sales. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods.

Share-Based Compensation – Prior to January 1, 2006, we accounted for stock option awards granted under the Company’s Equity Incentive Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant (other than for certain option modifications resulting in exercise prices below the fair market value at the date of modification). As permitted by SFAS 123, we reported pro-forma disclosures presenting results and earnings per share as if we had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, we follow the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

Fair Value of Financial Instruments – The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of receivables, investments, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of capital lease obligations approximate fair value due to the proximity to the inception date.

Certain terms in the convertible note and related documents issued on May 25, 2006 require that the warrants issued in conjunction with the convertible note be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, and any changes in fair value reported as a gain or loss on derivative liabilities in the Consolidated Statement of Operations. The Black-Scholes option-pricing model is used to estimate the warrant fair values

Results of Operations

Comparison of the Three Months Ended June 30, 2006 and 2005

Certain reclassifications have been made to the 2005 financial information to conform to the 2006 presentation.

Research and development contract revenue. There was no research and development contract revenue for the three months ended June 30, 2006. Research and development contract revenue was $250,000 for the three months ended June 30, 2005. All of the research and development contract revenue was earned as a result of achieving various milestones under an agreement with a New York State government agency.

Research and development expenses. Research and development expenses were $2,471,795 for the three months ended June 30, 2006 compared to $631,690 for the three months ended June 30, 2005, an increase of $1,840,105 or 291%. Research and development expenses increased due to a significant increase in the number of engineering personnel during the past year and increased development activities related to creating the capability to manufacture photovoltaic cells on a commercial scale. We expect to continue to incur significant additional research and development expenses as we enhance our current technologies in our New York facilities and develop our next generation manufacturing equipment at our new facility in Santa Clara, California.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,309,005 for the three months ended June 30, 2006 compared to $902,677 for the three months ended June 30, 2005, an increase of $406,328 or 45%. The increase in selling, general and administrative expenses corresponded with our increase in headcount and overall increase in activity over the comparative period. As a result, salaries, consulting and other administrative costs increased during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. We expect selling, general and administrative expenses to continue to increase in support of our anticipated continued growth in the manufacturing and engineering areas of our business. As we move into commercial-scale production, additional selling, general and administrative personnel will need to be added to support these efforts and market our Company and products.

Depreciation and amortization expense. Depreciation and amortization expenses were $273,649 for the three months ended June 30, 2006 compared to $167,003 for the three months ended June 30, 2005, an increase of $106,646. Depreciation and amortization expense increased primarily as a result of the acquisition of and utilization of significant amounts of capital equipment as we continued to develop our manufacturing technologies and began the production of photovoltaic cells.

Other income. Other income was $144,234 for the three months ended June 30, 2006 compared to $19,952 for the three months ended June 30, 2005, an increase of $124,282. Other income primarily represents interest on investments.

Interest expense. Interest expense was $134,816 for the three months ended June 30, 2006 compared to $32,717 for the three months ended June 30, 2005, an increase of $102,099. The increase in interest expense was due primarily to the issuance in May 2006 of a $15 million convertible note carrying a 7.5% interest rate. The remaining interest costs result from capital lease obligations and notes payable.

Amortization of note discount and deferred financing costs. Amortization of note discount and deferred financing costs was $1,082,814 for the three months ended June 30, 2006. There was no amortization of note discount and deferred financing costs for the three months ended June 30, 2005. The convertible note issued in May 2006 contained a beneficial conversion feature as well as warrants issued to the holder of the note. The aggregate fair value of the conversion feature and warrants, representing a discount to the note, totaled $5.3 million and is being amortized using the effective interest method over the life of the note. In addition we incurred financing costs of $1.0 million related to this transaction. These costs were capitalized and are also being amortized over the life of the note. At June 30, 2006, the unamortized note discount and deferred financing costs were $4.4 million and $.8 million, respectively, and will be recorded as expense through the second quarter of 2007.

Loss on derivative liabilities. Loss on derivative liabilities was $85,530 for the three months ended June 30, 2006. There was no loss on derivative liabilities for the three months ended June 30, 2005. The warrants issued in conjunction with the convertible note are considered derivative liabilities and are therefore, required to be adjusted to fair value each quarter. We revalued the warrants at June 30, 2006 which resulted in an increase in the warrant liability and a charge to loss on derivative liabilities of $85,530.

Net loss. Our net loss was $5,213,375 for the three months ended June 30, 2006 compared to a loss of $1,469,426 for the three months ended June 30, 2005. The increase in net loss was due primarily to investing in engineering and manufacturing activities and the personnel required to develop our process for manufacturing photovoltaic cells, as well as a corresponding increase in selling, general and administrative personnel and activities to support the engineering and manufacturing efforts. Throughout the remainder of 2006, we expect to continue to incur significant expenses related to (1) commencing manufacturing in our Gen II manufacturing facility, (2) escalating development efforts and implementation of the next generation Gen III manufacturing processes, and (3) expanding operations to include our next generation manufacturing facility. We also anticipate additional share-based compensation expense as a result of the implementation of SFAS No. 123(R), effective January 1, 2006 as well as significant non-cash charges related to the $15,000,000 financing transaction. Without significant product revenue anticipated, we also expect to experience significant net losses throughout the remainder of 2006.

Comparison of the Six months Ended June 30, 2006 and 2005

Certain reclassifications have been made to the 2005 financial information to conform to the 2006 presentation.

Research and development contract revenue. Our research and development contract revenue was $30,000 for the six months ended June 30, 2006 compared to $250,000 for the six months ended June 30, 2005. All of our research and development contract revenue was earned as a result of achieving various milestones under agreements with a New York State government agency.

Research and development expenses. Research and development expenses were $4,366,263 for the six months ended June 30, 2006 compared to $1,315,264 for the six months ended June 30, 2005, an increase of $3,050,999 or 232%. Research and development expenses increased due to a significant increase in the number of engineering personnel during the past year and increased development activities related to creating the capability to manufacture photovoltaic cells on a commercial scale. We expect to continue to incur significant additional research and development expenses as we enhance our current technologies in our New York facilities and develop our next generation manufacturing equipment at our new facility in Santa Clara, California.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2,566,201 for the six months ended June 30, 2006 compared to $1,484,194 for the six months ended June 30, 2005, an increase of $1,082,007 or 73%. The increase in selling, general and administrative expenses corresponded with our increase in headcount and overall increase in activity over the comparative period. As a result, salaries, consulting and other administrative costs increased during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. We expect selling, general and administrative expenses to continue to increase in support of our anticipated continued growth in the manufacturing and engineering areas of our business. As we move into commercial-scale production, additional selling, general and administrative personnel will need to be added to support these efforts and market our Company and products.

Depreciation and amortization expense. Depreciation and amortization expenses were $491,721 for the six months ended June 30, 2006 compared to $299,322 for the six months ended June 30, 2005, an increase of $192,399. Depreciation and amortization expense increased primarily as a result of the acquisition of and utilization of significant amounts of capital equipment as we continued to develop our manufacturing technologies and began the production of photovoltaic cells.

Other income. Other income was $258,415 for the six months ended June 30, 2006 compared to $37,191 for the six months ended June 30, 2005, an increase of $221,224. Other income primarily represents interest on investments.

Interest expense. Interest expense was $156,752 for the six months ended June 30, 2006 compared to $46,960 for the six months ended June 30, 2005, an increase of $109,792. The increase in interest expense was due primarily to the issuance in May 2006 of a $15 million convertible note carrying a 7.5% interest rate. The remaining interest costs result from capital lease obligations and notes payable.

Amortization of note discount and deferred financing costs. Amortization of note discount and deferred financing costs was $1,082,814 for the six months ended June 30, 2006. There was no amortization of note discount and deferred financing costs for the six months ended June 30, 2005. The convertible note issued in May 2006 contained a beneficial conversion feature as well as warrants issued to the holder of the note. The aggregate fair value of the conversion feature and warrants, representing a discount to the note, totaled $5.3 million and is being amortized using the effective interest method over the life of the note. In addition we incurred financing costs of $1.0 million related to this transaction. These costs were capitalized and are also being amortized over the life of the note. At June 30, 2006, the unamortized note discount and deferred financing costs were $4.4 million and $.8 million, respectively, and will be recorded as expense through the second quarter of 2007.

Loss on derivative liabilities. Loss on derivative liabilities was $85,530 for the six months ended June 30, 2006. There was no loss on derivative liabilities for the six months ended June 30, 2005. The warrants issued in conjunction with the convertible note are considered derivative liabilities and are therefore, required to be adjusted to fair value each quarter. We revalued the warrants at June 30, 2006 which resulted in an increase in the warrant liability and a charge to loss on derivative liabilities of $85,530.

Net loss. Our net loss was $8,460,866 for the six months ended June 30, 2006 compared to a loss of $2,859,008 for the six months ended June 30, 2005. The increase in net loss was due primarily to investing in engineering and manufacturing activities and the personnel required to develop our process for manufacturing photovoltaic cells, as well as a corresponding increase in selling, general and administrative personnel and activities to support the engineering and manufacturing efforts. Throughout the remainder of 2006, we expect to continue to incur significant expenses related to (1) commencing manufacturing in our Gen II manufacturing facility, (2) escalating development efforts and implementation of the next generation Gen III manufacturing processes, and (3) expanding operations to include our next generation manufacturing facility. We also anticipate additional share-based compensation expense as a result of the implementation of SFAS No. 123(R), effective January 1, 2006 as well as significant non-cash charges related to the $15,000,000 financing transaction. Without significant product revenue anticipated, we also expect to experience significant net losses throughout the remainder of 2006.

Liquidity and Capital Resources

Liquidity. At June 30, 2006, our cash and cash equivalents and investments totaled $18,157,476. In May 2006, we completed a private placement offering which generated net proceeds of $14.1 million. Net cash used in operating activities was $4,453,290 for the six months ended June 30, 2006 compared to $2,585,480 for the six months ended June 30, 2005. The activity for the six months ended June 30, 2006 is primarily the result of research and development expenses, including engineering and manufacturing personnel and materials required to develop the technologies utilized to manufacture our thin-film solar cells, as well as the selling, general and administrative expenses required to support these efforts. During 2005 and 2006, we have been increasingly investing in our operations in Halfmoon, New York and in Santa Clara, California, and hiring personnel and consultants to begin production and sales of our thin-film solar cells, and developing our next generation manufacturing equipment.

Expenditures for equipment purchases for the six months ended June 30, 2006 were $4,370,330. We continue to purchase equipment and adapt the Halfmoon facility to establish our initial production lines in New York. We are currently developing our next generation manufacturing equipment at our Santa Clara, California facility.

Capital Resources. We have historically financed our operations primarily from proceeds of the sale of equity securities, revenues received under research and development contracts and grants, non-cash compensation arrangements and equipment lease financing. On May 25, 2006, we entered into a series of agreements with Castlerigg Master Investments, Ltd., pursuant to a private placement transaction providing for, among other things, the issuance of a senior convertible note (“Note”) for aggregate net proceeds of $14.1 million and warrants for 782,609 shares of DayStar’s $.01 par value per share common stock (“Common Stock”).

We are required to repay the principal on the note in cash or stock, in eight equal monthly installments of $1,875,000, commencing on September 10, 2006. We are required to pay interest on the note in cash or stock, in quarterly payments equal to 7.5% of the outstanding principal balance, commencing on June 30, 2006. Any shares of common stock used to pay an installment of principal or interest will be valued at the lower of the conversion price or a 13.5% discount to the volume weighted average price of our common stock for the five days preceding the payment date.

In addition, we agreed that, in the event that DayStar’s common stock closes below $9.00 for ten consecutive trading days, we will deposit an amount of cash equal to 30% of the then outstanding principal amount of the note into escrow, provided that in no event shall the total amount of escrowed funds exceed $3.0 million. In the event that DayStar’s common stock closes at $10.00 per share or above for 10 consecutive trading days following the escrow deposit, the escrowed funds will be released. This process will continue until the note is repaid. On August 8, 2006, the Company’s closing share price traded below $9.00 for ten consecutive trading days, and on August 9, 2006, the Company deposited $3.0 million into escrow, as required by the terms of the note.

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

We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. We expect that our available cash balance, including monies from the private placement offering, New York state contracts, exercise of Representative warrants, and possible equipment financing will be sufficient to finance development of the Gen II process and begin development of the Gen III process through 2006. Additional financing will be necessary to fund development efforts for LightFoil™ products and complete development and implementation of the Gen III™ manufacturing process. Accordingly, we are currently exploring ways to raise additional financing.

Without significant additional financing, we would need to delay certain of these activities and defer certain capital expenditures. Our financing plan includes (1) obtaining private equity funding, (2) evaluating the likelihood of converting the Class B public warrants to common stock, (3) completing a secondary public offering, (4) obtaining debt financing and (5) increasing government grant and other contract revenue. Such financing may not be available to us on terms that are acceptable to us, if at all, and any new equity financing may be dilutive to our stockholders.

Commitments. At June 30, 2006, we had outstanding approximately $3,100,000 of purchase orders for equipment and improvements. The equipment is expected to be received and the improvements are expected to be completed during the remainder of 2006. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our consolidated financial statements.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases entered into in the ordinary course of business.

We lease approximately 32,000 square feet of office and manufacturing space in Halfmoon, New York. We lease 18,000 square feet in one location under a five year lease that commenced July 1, 2004 for $9,750 per month. In a second location in the same corporate park, we lease 5,500 square feet of office space under a forty-five month lease that commenced October 1, 2005 for $5,769 per month. In a third location also in the same office park, we lease 8,500 square feet of manufacturing and office space under a sixty month lease that commenced June 1, 2006 for $5,590 per month. This lease may be terminated at our option at the completion of the eighteenth month. We also lease 50,000 square feet of factory and office space in Santa Clara, California under a fifty-one month lease that commenced June 2006, for $18,144 per month. We also maintain two leases for certain office equipment.

Item 3.	Controls and Procedures.

The Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at June 30, 2006 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’s internal control over financial reporting, as of the end of the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities

On May 25, 2006, the Company issued a Senior Convertible note (“Note”) and warrants to Castlerigg Master Investments, Ltd. in exchange for an aggregate amount of $15 million. The note is convertible into 1,304,348 shares of the Company’s Common Stock, based upon an initial conversion price of $11.50 per share, which is subject to adjustment. Class A Warrants to purchase up to 782,609 shares of the Company’s Common Stock with an exercise price of $12.65 per share, subject to adjustment, were also issued to the Investor as part of the transaction. In the event that the Company exercises its right to require the Investor to convert all or a portion of the note, the Class B warrants (which are different from the Company’s currently outstanding Class B public warrants) issued in connection with the transaction will become exercisable. The exercise price of the Class B warrants will be equal to $17.25 per share.

On July 27, 2006, the Registration Statement filed to register the common stock underlying the conversion right in the note and the common stock underlying the warrants was declared effective. The $15 million received at the closing of the note and funds that may be received upon exercise of the warrants will be used to complete the enhancements to and development of our Gen II processes, continue the development of and transitioning to our next generation of production (“Gen III™); and for general operating costs and corporate purposes. There have been no conversions of stock pursuant to the note because no payments have been due on the note since the registration statements was declared effective.

On June 19, 2006, the Company issued a total of 92,375 shares of restricted stock to officers and employees of the Company pursuant to the Company’s 2006 Equity Incentive Plan. The shares were issued to employees as a part of their compensation, accordingly the Company did not receive any cash proceeds from the distribution of shares. The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the shares were issued only to officers and employees of the Company, therefore there was no public offering. The Company plans to file a registration statement on Form S-8 to the register the restricted stock and other securities issuable pursuant to the Company’s 2006 Equity Incentive Plan.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 19, 2006. Voting common stockholders took the following actions at the meeting:

1.	The stockholders elected the following nominees to the Company’s Board of Directors to serve until the Annual Meeting of Stockholders in 2007 or until their respective successors are elected and qualified:

Name	Shares Voted for	Shares Withheld	Shares Abstaining	Broker Non - Votes
John R. Tuttle	5,214,228	—	22,604	—
Robert G. Aldrich	5,214,228	—	22,604	—
Steven C. Argabright	5,214,228	—	22,604	—
Randolph A. Graves, Jr.	5,214,228	—	22,604	—
Kelly A. Lovell	5,204,228	—	32,604	—
Scott M. Schecter	5,214,228	—	22,604	—

2.	The stockholders approved the adoption of the 2006 DayStar Technologies, Inc. Equity Incentive Plan (the “2006 Plan”) and authorize the reservation of 17.5% of the Company’s authorized common shares for the 2006 Plan; subject to the restriction that the 2006 Plan Committee shall not award any grants exceeding 17.5% of the Company’s total issued and outstanding common shares as of the time of and including the grant; by the affirmative vote of 1,247,203, with 163,416 shares voting against ratification and 19,008 shares abstaining. There were 3,807,205 broker non-votes with respect to this proposal.

3.	The stockholders approved the amendment and restatement of the Company’s Certificate of Incorporation to increase the number of authorized shares from 20,000,000 to 60,000,000, and make certain other changes, by the affirmative vote of 5,135,915, with 89,687 shares voting against ratification and 11,230 shares abstaining. There were no broker non-votes with respect to this proposal.

4.	The stockholders ratified the Audit Committee’s selection of auditors for 2006 by the affirmative vote of 5,196,000 shares, with 25,627 shares voting against ratification and 15,205 shares abstaining. There were no broker non-votes with respect to this proposal

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

DAYSTAR TECHNOLOGIES, INC.

Date: August 11, 2006	By:	/s/ JOHN R. TUTTLE
John R. Tuttle Chairman, President and Chief Executive Officer (Principle Executive Officer)

Date: August 11, 2006	By:	/s/ STEPHEN A. AANDERUD
Stephen A. Aanderud Chief Financial Officer (Principal Financial and Accounting Officer)