Form 10QSB
period 2006-09-30
DAYSTAR TECHNOLOGIES INC
filed 2006-11-14
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

At November 10, 2006, 7,391,053 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes  ☐    No  ☒

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended September 30, 2006

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet - September 30, 2006	3

Consolidated Statements of Operations - For the Three Months and Nine Months Ended September 30, 2006 and 2005 and For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2006	4

Consolidated Statement of Changes in Stockholders’ Equity - For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2006	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 and For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2006	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	17

Item 3. Controls and Procedures	24

PART II – Other Information

Item 2. Unregistered Sales of Equity Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 6. Exhibits and Reports on Form 8-K	25

Signatures	26

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,042,472
Investments	4,177,594
Accounts Receivable	151,429
Other current assets	434,813

Total current assets	8,806,308
Property and Equipment, at cost,	12,615,331
Less accumulated depreciation and amortization	(1,842,629)

Net property and equipment	10,772,702
Other Assets:
Deferred financing costs	466,990
Restricted cash	3,111,172
Other assets	79,382

Total other assets	3,657,544

Total Assets	$23,236,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,379,376
Wages payable	415,404
Notes payable, current portion	37,019
Convertible note, net of discount, current portion	10,890,136
Capital lease obligations, current portion	71,964
Accrued expenses	489,681
Deferred gain	7,000

Total current liabilities	14,290,580
Long-Term Liabilities:
Notes payable	373,492
Convertible note, net of discount	185,919
Capital lease obligations	33,695
Deferred revenue	300,000
Deferred gain	4,083
Stock warrants	2,383,026

Total long-term liabilities	3,280,215
Commitments and Contingencies (Note 8)	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 60,000,000 shares authorized; 6,904,108 shares issued and outstanding	69,041
Additional paid-in capital	34,396,078
Accumulated deficit	(10,145,391)
Deficit accumulated during the development stage	(18,653,969)

Total stockholders’ equity	5,665,759

Total Liabilities and Stockholders’ Equity	$23,236,554

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to September 30, 2006
	2006	2005	2006	2005
Revenue:
Product revenue	$1,050	$—	$1,050	$—	$1,050
Research and development contract revenue	150,000	115,000	180,000	365,000	555,000

Total revenues	151,050	115,000	181,050	365,000	556,050
Costs and Expenses:
Research and development	3,275,243	824,467	7,641,507	2,139,731	9,840,100
Selling, general and administrative	1,490,177	714,487	4,056,378	2,198,681	5,957,711
Depreciation and amortization	502,315	178,677	994,035	477,999	1,361,914

Total costs and expenses	5,267,735	1,717,631	12,691,920	4,816,411	17,159,725
Other Income (Expense):
Other income	206,506	102,416	464,921	139,607	704,166
Interest expense	(600,314)	(22,813)	(757,066)	(69,773)	(801,943)
Amortization of note discount and deferred financing costs	(2,517,082)	—	(3,599,895)	—	(3,599,895)
Gain on derivative liabilities	1,738,622	—	1,653,092	—	1,653,092

Total other income (expense)	(1,172,268)	79,603	(2,238,948)	69,834	(2,044,580)

Loss from Continuing Operations	(6,288,953)	(1,523,028)	(14,749,818)	(4,381,577)	(18,648,255)
Loss from discontinued operations of DayStar Solar, LLC	—	(2,088)	—	(2,547)	(5,714)

Net Loss	$(6,288,953)	$(1,525,116)	$(14,749,818)	$(4,384,124)	$(18,653,969)

Weighted Average Common Shares Outstanding (Basic And Diluted)	6,759,500	6,050,112	6,617,851	4,563,204

Net Loss Per Share (Basic and Diluted)	$(0.93)	$(0.25)	$(2.23)	$(0.96)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2006

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	5,083,258	$50,833	29,000	$290	$22,443,181	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of Class A public warrants at $6.00 per share	893,519	8,935	—	—	5,352,179	—	—	—	5,361,114
Redemption of Class A public warrants at $.25 per share	—	—	—	—	(4,273)	—	—	—	(4,273)
Exercise of Class B public warrants at $10.00 per share	125	1	—	—	1,249	—	—	—	1,250
Exercise of Consultant warrants at $5.18 - $8.25 per share	85,000	850	—	—	566,450	—	—	—	567,300
Exercise of Representative warrants at $6.00 per share	188,979	1,890	—	—	1,108,584	—	—	—	1,110,474
Conversion of Class B common stock	58,000	580	(29,000)	(290)	(290)	—	—	—	—
Exercise of stock options at $2.06 - $4.00 per share	23,125	231	—	—	64,446	—	—	—	64,677
Acceleration of stock option vesting	—	—	—	—	28,925	—	—	—	28,925
Grants of restricted stock at $10.64 per share	38,750	388	—	—	411,912	(412,300)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	119,360	—	—	119,360
Warrants issued for services at $10.70 per share	—	—	—	—	90,735	—	—	—	90,735
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	6,370,756	63,708	—	—	30,063,098	(403,710)	(10,145,391)	(3,904,151)	15,673,554

Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of Class B public warrants at $10.00 per share	1,800	18	—	—	17,982	—	—	—	18,000
Exercise of Consultant warrants at $3.00 - $7.50 per share	37,050	370	—	—	133,281	—	—	—	133,651
Exercise of Representative warrants at $6.00 per share	77,530	775	—	—	464,405	—	—	—	465,180
Exercise of stock options at $2.06 - $2.54 per share	13,918	139	—	—	30,218	—	—	—	30,357
Grants of restricted stock at $8.77 - $12.75 per share	187,375	1,874	—	—	(1,874)	—	—	—	—
Warrants issued for services at $11.09 per share	—	—	—	—	18,291	—	—	—	18,291
Compensatory stock options at $1.74 - $13.37 per share	—	—	—	—	651,974	—	—	—	651,974
Compensatory restricted stock at $8.77 - $14.00 per share	—	—	—	—	334,698	—	—	—	334,698
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note	215,679	2,157	—	—	1,723,454	—	—	—	1,725,611
Warrants issued for placement of convertible note at $5.38 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(14,749,818)	(14,749,818)

BALANCES, September 30, 2006	6,904,108	$69,041	—	$—	$34,396,078	$—	$(10,145,391)	$(18,653,969)	$5,665,759

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months Ended September 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to September 30, 2006
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(14,749,818)	$(4,384,124)	$(18,653,969)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	994,035	477,999	1,361,913
Share-based compensation	986,672	165,623	1,134,957
Warrants issued for services	18,291	312,428	109,026
Non-cash interest	578,642	—	578,642
Amortization of note discount and deferred financing costs	3,599,895	—	3,599,895
Gain on embedded derivative liabilities and warrants	(1,653,092)	—	(1,653,092)
Gain on sale/leaseback	(5,250)	(5,250)	(8,750)
Gain on sale of assets	—	(2,549)	(2,549)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	368,594	(90,000)	(151,428)
Other assets	(248,257)	(88,595)	(400,750)
Restricted cash	(3,111,172)	—	(3,111,172)
Increase (decrease) in:
Accounts payable	1,527,582	(259,636)	2,205,066
Accrued expenses	286,787	48,472	470,299
Deferred revenue	—	—	300,000

Net cash used in operating activities	(11,407,091)	(3,825,632)	(14,221,912)
Cash Flows from Investing Activities:
Purchase of investments	(10,189,094)	(6,591,746)	(16,663,301)
Proceeds from sale of investments	11,092,514	5,483,442	13,190,947
Purchase of equipment	(7,208,723)	(1,927,586)	(9,181,503)
Proceeds from sale of assets	—	3,120	3,120

Net cash used in investing activities	(6,305,303)	(3,032,770)	(12,650,737)
Cash Flows from Financing Activities:
Payments on notes payable	(2,350)	(2,030)	(3,779)
Proceeds from convertible note	15,000,000	—	15,000,000
Payments on convertible note	(200,000)	—	(200,000)
Cost of financing	(924,797)	—	(924,797)
Proceeds from Class A public warrant exercise	—	14,546,100	5,356,842
Proceeds from Consultant warrant exercise	133,651	670,579	700,951
Proceeds from Representative warrant exercise	465,180	809,934	1,575,654
Proceeds from Class B public warrant exercise	18,000	1,250	19,250
Proceeds from exercise of stock options	30,357	64,677	95,034
Payments on capital leases	(48,470)	(38,004)	(75,363)

Net cash provided by financing activities	14,471,571	16,052,506	21,543,792

Increase\(decrease) in cash and cash equivalents	(3,240,823)	9,194,104	(5,328,857)
Cash and cash equivalents, beginning of period	7,283,295	316,041	9,371,329

Cash and cash equivalents, end of period	$4,042,472	$9,510,145	$4,042,472

Supplemental Cash Flow Information:
Cash paid for interest	$152,773	$47,619

Non-Cash Transactions:
Equipment lease financing	$—	$38,595

Equipment note payable	$—	$415,618

Beneficial conversion feature on convertible note	$1,223,842	$—

Warrants issued for placement of convertible note	$140,419	$—

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles of Consolidation, Organization and Nature of Operations:

DayStar Technologies, Inc. (the “Company”) is a development stage enterprise that was formed in 1997 for the purpose of researching, developing, manufacturing and marketing innovative products to the renewable energy / photovoltaic industry. From its inception, the Company has focused primarily on thin-film solar cells and secondarily on concentrator photovoltaics. The principal source of revenue for the Company has been revenue from government funded research and development contracts.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at September 30, 2006 and the results of its operations and its cash flows for the nine months ended September 30, 2006 and 2005 and for the period from July 1, 2005 (Inception of the Development Stage) to September 30, 2006.

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

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. During the nine months ended September 30, 2006, the Company recognized $180,000 of revenue from contracts with a New York State government agency.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Company follows the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

Loss Per Share – Loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Basic Earnings Per Share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These common stock equivalents have been omitted from earnings per share because they are anti-dilutive. Basic and diluted EPS were the same for the nine months ended September 30, 2006 and 2005.

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

Certain terms in the convertible note and related documents issued on May 25, 2006 require that the warrants issued in conjunction with the convertible note be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, and any changes in fair value reported as a gain or loss on derivative liabilities in the Consolidated Statement of Operations. The Black-Scholes option-pricing model is used to estimate the warrant fair values.

Deferred Financing Costs – Financing costs are capitalized and amortized over the term of the related debt issuance using the effective interest method. If the underlying debt instrument related to the deferred financing costs is converted, any unamortized financing costs would immediately be recognized as expense upon conversion of the instrument.

Restricted Cash – Restricted cash at September 30, 2006 represents amounts held in escrow as required by the terms of the convertible note agreement (See Note 5) and as collateral for a letter of credit with a financial institution in order to acquire certain equipment.

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

SFAS No. 157, “Fair Value Measurements” In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company January 1, 2008. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company does not believe that the adoption of SFAS 158 will have a material impact on its consolidated financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company January 1, 2007. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

4. Share-Based Compensation

Equity Incentive Plan – On June 19, 2006, the Company adopted an Equity Incentive Plan (the “2006 Plan”) to enable employees, outside directors and consultants to acquire an equity interest in the Company. Issuances under the 2006 Plan may be in the form of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights. The 2006 Plan reserves 17.5% (10,500,000 shares) of the Company’s authorized common shares for issuance for these purposes; subject to the further restriction that the 2006 Plan Committee shall not award grants exceeding 17.5% (1,208,219 shares at September 30, 2006) of the Company’s total issued and outstanding common shares as of and including the grant. Under the 2006 Plan, the term of stock options shall not exceed ten years and incentive stock options shall not be granted with an exercise price of less than 100% of the fair market value of the common stock, and non-qualified stock options shall not be granted with an exercise price of less than 85% of the fair market value of the common stock, both measured at the time of grant.

Grants of incentive and non-qualified stock options, and restricted stock prior to June 19, 2006 were made from the Company’s original Equity Incentive Plan adopted in 2003 (the “2003 Plan”).

As discussed in Note 3, Significant Accounting Policies – Share-Based Compensation, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the three months ended September 30, 2006 of $333,226, of which $170,247 was recorded to research and development and $162,979 to selling, general and administrative expenses. The adoption of SFAS 123(R) resulted in share-based compensation expense for the nine months ended September 30, 2006 of $986,672, of which $462,767 was recorded to research and development and $523,905 to selling, general and administrative expenses. These expenses increased basic and diluted loss per share by $0.05 and $0.15, respectively, for the three months and nine months ended September 30, 2006.

For the nine months ended September 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the nine months ended September 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no share-based compensation expense was recognized. If share-based compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123, as amended by SFAS 148, the Company’s net loss and net loss per share would have been reduced to the following pro-forma amounts:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(1,525,116)	$(4,384,124)
Pro forma stock compensation expense, net of tax benefit	(115,593)	(334,640)
Employee stock compensation under the intrinsic method	—	—

Pro forma net loss	$(1,640,709)	$(4,718,764)

Net loss per share, basic and diluted,
As reported	$(0.25)	$(0.96)
Pro forma stock compensation expense	(0.02)	(0.07)
Employee stock compensation under the intrinsic method	—	—

Pro forma	$(0.27)	$(1.03)

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma share-based compensation expense presented above for the three months and nine months ended September 30, 2005 under SFAS 123 and the share-based compensation expense recognized during the three months and nine months ended September 30, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative results have not been restated.

The Black-Scholes option-pricing model was used to estimate the option fair values. This option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the period from the Company’s initial public offering through September 30, 2006, and further reviewed against industry comparables. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the period from the Company’s initial public offering through September 30, 2006. The expected option term was calculated using the “simplified” method permitted by SAB 107.

The weighted average per share fair value of stock options granted during the three months ended September 30, 2006 and 2005 was $6.70 and $12.33, respectively, and during the nine months ended September 30, 2006 and 2005 was $7.68 and $10.71, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Expected volatility	84%	89%	84 – 88%	89 – 97%
Risk-free interest rate	4.98%	4.50%	4.65 – 5.06%	4.13 – 4.50%
Expected dividends	$—	$—	$—	$—
Expected terms (in years)	6.25	10	6.25	10

The following table summarizes stock options outstanding and activity as of and for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	293,375	$8.04
Granted	206,250	$10.12
Forfeited	(14,432)	$7.57
Exercised	(13,918)	$2.12

Outstanding at September 30, 2006	471,275	$9.13	8.95	$386,919

Exercisable at September 30, 2006	134,686	$8.25	8.44	$200,390

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three months and nine months ended September 30, 2006, was $5,174 and $148,271, respectively. Cash received from stock options exercised during the three months and nine months ended September 30, 2006 was $1,652 and $30,357, respectively. The Company did not realize any tax deductions related to the exercise of stock options during the three months and nine months ended September 30, 2006. The Company will record such deductions to additional paid in capital when realized.

The following table summarizes the Company’s stock options outstanding and currently exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
3.45 – 4.00	20,000	7.4	$3.62	13,667	$3.69
2.06 – 2.54	77,025	7.9	$2.42	33,886	$2.43
2.59 – 6.83	38,400	8.4	$4.98	21,767	$4.13
8.77 – 15.03	335,850	9.4	$11.82	65,367	$13.60

	471,275	8.9	$9.13	134,687	$8.25

Total unrecognized share-based compensation expense from unvested stock options as of September 30, 2006 was $2,361,118, which is expected to be recognized over a weighted average period of approximately 3.2 years.

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock grants, of $152,977 and $55,385 for the three months ended September 30, 2006 and 2005, respectively, and $334,698 and $165,623 for the nine months ended September 30, 2006 and 2005, respectively. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the nine months ended September 30, 2006:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2006	38,750	$10.64
Granted	187,375	$10.86

Non-vested at September 30, 2006	226,125	$10.82

5. Convertible Note

On May 25, 2006, the Company entered into a series of agreements pursuant to a private placement transaction providing for, among other things, the issuance of a senior convertible note (“Note”) in the aggregate principal amount of $15,000,000, warrants to purchase 782,609 shares of the Company’s $.01 par value per share common stock and additional warrants in the event the Company causes a conversion of the note into shares of common stock.

The note is convertible into 1,304,348 shares of DayStar’s common stock at any time at the option of the holder at an initial conversion price of $11.50 per share, subject to adjustment. The note is convertible at the Company’s option if the closing price of the Company’s common stock for each trading day of any twenty consecutive trading day period equals or exceeds 150% of the conversion price and certain other criteria are satisfied.

The principal amount of the note is to be repaid in eight equal installments of $1,875,000, beginning September 10, 2006 (the monthly anniversary from two weeks after the date on which the SEC declared effective the registration statement to register, among other things, the associated shares to be used in payment or conversion of the note to common stock of the company). Such principal payments may be paid in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock. Any shares of common stock used to pay an installment of principal will be valued at the lower of the Conversion Price or a 13.5% discount to the volume weighted average price of the Company’s common stock price for the five days preceding the payment date.

The discount attributable to the issuance date aggregate fair value of the conversion options and warrants, totaling $5,259,960, is being amortized using the effective interest method over the term of the note. The intrinsic value of the conversion option in the note totaling $1,223,842 was calculated in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and recorded, on the issuance date, as additional paid in capital and a corresponding reduction of the carrying value of the note.

In connection with the financing arrangement, the Company incurred financing costs of $1,065,216, including the fair value of warrants to purchase 26,087 shares of the Company’s common stock issued to the placement agent. The total financing costs were capitalized and are being amortized over the life of the note using the effective interest method.

The following summarizes the activity for the convertible note and related deferred financing costs as of and for the nine months ended September 30, 2006:

	Convertible Note			Deferred Financing Costs
	Principal	Discount	Net
At Issuance Date, May 25, 2006	$15,000,000	$5,259,961	$9,740,039	$1,065,216
Activity through September 30, 2006:
Payments	(1,665,653)	—	(1,665,653)
Amortization	—	(3,001,669)	3,001,669	598,226

Balance, September 30, 2006	13,334,347	2,258,292	11,076,055	$466,990

Less current portion	(12,725,000)	(1,834,864)	(10,890,136)

Long-term portion of convertible note	$609,347	$423,428	$185,919

The following summarizes the amortization of the note discount and deferred financing costs for the three months and nine months ended September 30, 2006.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Amortization of Note discount	$2,097,518	$3,001,669
Amortization of Deferred financing costs	419,564	598,226

	$2,517,082	$3,599,895

Payments

The note contains a holders optional redemption clause which states that, at any time, the holder of the note has the right to require that the Company redeem up to an amount equal to the product of the number of shares of common stock that is 20% of the aggregate trading volume of the Company’s common stock over the prior twenty day trading period multiplied by the holder optional conversion price. On August 10, 2006, the holder exercised this right and on August 25, 2006 the Company issued 52,636 shares of its common stock to redeem $400,000 in principal on the note.

On September 10, 2006, the Company began its scheduled principal payments by paying $200,000 in cash and $1,065,653 in shares of its common stock (163,043 shares). The holder of the note deferred $609,347 of the $1,875,000 principal payment for a period of up to two years from its original due date.

On October 10, 2006, the Company made its second scheduled principal payment by paying $200,000 in cash and $811,791 in shares of its common stock (163,043 shares). The holder of the note deferred $863,209 of the $1,875,000 principal payment for a period of up to two years from its original due date.

On October 19, 2006, the holder issued a holder’s optional redemption notice, and on November 2, 2006 the Company issued 71,478 shares of its common stock to redeem $400,000 in principal on the note.

On November 10, 2006, the Company made its third scheduled principal payment by paying $1,000,000 in shares of its common stock (202,594 shares). The holder of the note deferred $875,000 of the $1,875,000 principal payment for a period of up to two years from its original due date.

Interest

Interest is due quarterly, beginning July 1, 2006 at 7.5% per annum. All or a portion of the accrued and unpaid interest may be paid in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s common stock. Any shares of common stock used to make an interest payment will be valued at the lower of the Conversion Price or a 13.5% discount to the volume weighted average price of the Company’s common stock for the five days preceding the payment date, provided, further, that specific stockholder approval must have been obtained providing for the Company’s issuance of all of the common stock contemplated under the note, warrants and interest. During the three months and nine months ended September 30, 2006, the Company recorded interest expense related to the note of $578,642 and $692,683, respectively, including a discount of $302,980. As of September 30, 2006, $318,684 in interest, including a discount of $43,022, was accrued. This amount was paid on October 1, 2006 in 54,913 shares of the Company’s common stock.

Warrant Liability

The Company is accounting for the free-standing warrants, issued in connection with the note, as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”. The warrant liabilities are adjusted to their fair value at the end of each reporting period, using the Black-Scholes model, with the change in fair value reported as gain or loss on derivative liabilities.

The warrants had an exercise price of $12.65 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by the Company at a price below the then current exercise price. The warrants are exercisable at any time through May 26, 2011. No warrants had been exercised as of September 30, 2006.

The stock warrant liability is summarized as follows:

Stock Warrant Liability
At Issuance Date, May 25, 2006	$4,036,118
Change in fair value	(1,653,092)

Balance, September 30, 2006	$2,383,026

Gain on derivative liabilities for the three months and nine months ended September 30, 2006 was $1,738,622 and $1,653,092, respectively.

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

In the event of a fundamental change as defined in the note, the holder will be entitled to require the Company to redeem the outstanding note balance and any warrants then outstanding. The note holders will have the right to require the Company to redeem the outstanding note balance at the greater of (i) the product of (x) 125% of the sum of the amount of principal and interest to be redeemed and (y) the quotient determined by dividing (A) the closing sale price of the Company’s Common Stock after the announcement of a change of control by (B) the conversion price, and (ii) 125% of the sum of the principal and interest. The warrant holders will have the right, among others, to have the warrants repurchased for a purchase price in cash equal to the Black-Scholes value of the then unexercised portion of the warrants.

Escrow

Under the terms of the note, on August 9, 2006, the Company deposited $3,000,000 into escrow. At September 30, 2006, the amount held in escrow remained $3,000,000. The amounts held in escrow are reflected as restricted cash in the Company’s consolidated balance sheet at September 30, 2006. The terms of the note require that in the event the Company’s common stock closes below $9.00 for ten consecutive trading days, the Company is required to deposit an amount of cash equal to 30% of the then outstanding principal amount of the note into escrow up to a maximum of $3,000,000. In the event that the Company’s common stock closes at $10.00 per share or above for 10 consecutive trading days following the escrow deposit, the escrowed funds may be released. In addition, once the balance of the note falls below $10,000,000, 30% of all subsequent principal payments will be released from escrow.

6. Warrants

Class A public warrants – As of September 30, 2006, there were no Class A public warrants outstanding. On August 11, 2005, the Company redeemed all then outstanding Class A public warrants.

Class B public warrants – As of September 30, 2006, 5,113,453 Class B public warrants were outstanding. The Class B public warrants became exercisable on March 22, 2004. The exercise price of a Class B public warrant is $10.00. The Class B public warrants expire on February 11, 2009, the fifth anniversary of the completion of the initial public offering. The Company does not have the right to redeem the Class B public warrants.

Representative warrants – As of September 30, 2006, 8,192 warrants issued to underwriters, in connection with the initial public offering, were outstanding. Each warrant gives the holder the right to purchase one unit for $6.00. A unit consists of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. As noted above, on August 11, 2005, any Class A public warrants then outstanding were redeemed. During the nine months ended September 30, 2006, 38,765 Representative warrants were exercised which included the exercise of the Class A warrants to common stock. Accordingly, 77,530 shares of common stock and 77,530 Class B non-redeemable public warrants were issued, resulting in proceeds to the Company of $465,180.

Class A warrants – As of September 30, 2006, 782,609 Class A warrants were outstanding. On May 25, 2006, the Company issued 782,609 Class A warrants pursuant to a private placement offering, and each provides the holder the right to purchase one share of the Company’s common stock. The warrants had an exercise price of $12.65 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by the Company at a price below the then current exercise price. The fair value of the Class A warrants, calculated using the Black-Scholes pricing model, was recorded as a derivative liability on the issuance date. As such, the liability is adjusted to fair market value, using the Black-Scholes pricing model, at the end of each reporting period.

Consultant warrants – As of September 30, 2006, 65,487 Consultant warrants were outstanding. Under contracts with three of the Company’s consultants, monthly grants, through January 31, 2006, of 1,650 warrants to purchase one share of the Company’s common stock at a price of $3.00 were issued based on service rendered. Accordingly 1,650 warrants have been issued during the nine months ended September 30, 2006, under these arrangements. During the nine months ended September 30, 2006, 37,050 Consultant warrants were exercised for common stock.

The fair value of the Consultant warrants charged to expense during the three months ended September 30, 2006 and 2005 was $0 and $52,945 respectively, and $18,291 and $306,047, for the nine months ended September 30, 2006 and 2005, respectively. The fair value of the Consultant warrants issued during the three months and nine months ended September 30, 2006 and 2005 was calculated using the Black-Scholes pricing model.

On May 25, 2006, the Company issued 26,087 Consultant warrants to the placement agent in connection with the placement of a convertible note and Class A warrants. Each warrant gives the holder the right to purchase one share of the Company’s common stock at a price of $11.89 per share. The fair value of the warrants, calculated using the Black-Scholes pricing model, was recorded as deferred financing costs and is being amortized using the effective interest method over the life of the related note.

7. Discontinued Operations

During the second quarter of 2005, the Company discontinued operations of its subsidiary, DayStar Solar, LLC. This entity was in the business of reselling and installing solar electricity systems for residential customers in northern California. The discontinuance of this business operation coincided with the closure of the facility in Grass Valley, California. There were no results of operation from DayStar Solar, LLC for the nine months ended September 30, 2006. Results of operations from DayStar Solar, LLC, for the three months and nine months ended September 30, 2005 were as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Revenue	$—	$65,189
Cost of revenue	74	58,538
Operating expenses	2,014	9,198

Total costs and expenses	2,088	67,736

Net loss	$(2,088)	$(2,547)

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

In addition to the minimum payments under operating leases disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, future minimum lease payments under this new lease as of September 30, 2006, are as follows:

Year Ending December 31,	Amount
2006	$54,432
2007	224,784
2008	236,880
2009	248,976
2010	172,368

Total	$937,440

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

On May 25, 2006, we completed a private placement transaction with the issuance of a $15 million senior convertible note (“Note”) and warrants to purchase 782,609 shares of our common stock. The net proceeds from the transaction after deducting financing expenses were $14.1 million. These funds are being used to complete the enhancements to and development of our Gen II processes, continue the development of and transitioning to our next generation of production (“Gen III™”); and for general operating costs and corporate purposes.

The Note contains a variety of covenants, which are typical for transactions of this type, as well as the covenant in the event that our common stock closes below $9.00 for ten consecutive trading days, we will deposit an amount of cash equal to 30% of the then outstanding principal amount of the note into escrow, provided that in no event shall the total amount of escrowed funds exceed $3.0 million. In the event that DayStar’s common stock closes at $10.00 per share or above for 10 consecutive trading days following the escrow deposit, the escrowed funds will be released. This process will continue until the note is repaid. On August 8, 2006, DayStar’s share price closed below $9.00 for ten consecutive trading days, and on August 9, 2006, we deposited $3.0 million into escrow, as required by the terms of the note.

During the remainder of 2006, we expect to continue the development of the Gen II process and production capability, development of the Gen III™ process and equipment design, and product planning efforts for LightFoil™. The development of the Gen II process includes producing and selling limited amounts of solar cells. We will require additional financing to implement the above programs beyond the first quarter of 2007. In order to conserve cash and extend operations, we are reducing cash outlays by reducing operating expenses and ceasing new equipment purchases.

In addition to anticipated cash receipts from existing contracts with a New York State government agency and New York State tax credits, we are investigating the viability of obtaining lease financing for certain capital assets we currently own. Also, we currently maintain $3,000,000 in escrow as required under the terms of our current convertible note agreement. The escrow balance required to be maintained, is the lesser of 30% of the outstanding principal balance on the note, or $3,000,000. As of November 10, 2006, our principal balance on the note is $10,922,556. We are currently making scheduled payments on the note using common stock and expect the principal balance to be reduced below $10,000,000 during the latter part of the fourth quarter of 2006. Once below a principal balance of $10,000,000, 30% of all subsequent principal payments will be released from escrow, and available for use in operations. However, we will need significant additional capital infusions to execute our business plan beyond the first quarter of 2007, and will require additional capital to complete our next generation manufacturing processes. If adequate capital resources are not available to us, we will be forced to curtail or terminate operations.

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

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, we follow the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

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

Certain terms in the convertible note and related documents issued on May 25, 2006 require that the warrants issued in conjunction with the convertible note be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, and any changes in fair value reported as a gain or loss on derivative liabilities in the Consolidated Statement of Operations. The Black-Scholes option-pricing model is used to estimate the warrant fair values.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and 2005

Certain reclassifications have been made to the 2005 financial information to conform to the 2006 presentation.

Product Revenue. Product revenue was $1,050 for the three months ended September 30, 2006. During the quarter we began shipment of product in fulfillment of our contract with Blitzstrom. We are currently shipping low volumes of cells to Blitzstrom for module development and performance evaluations.

Research and development contract revenue. Research and development contract revenue was $150,000 for the three months ended September 30, 2006 compared to $115,000 for the three months ended September 30, 2005. Our research and development contract revenue was primarily earned as a result of achieving various milestones under an agreement with a New York State government agency. The three months ended September 30, 2006 revenue relates to meeting production volumes and solar cell conversion efficiencies.

Research and development expenses. Research and development expenses were $3,275,243 for the three months ended September 30, 2006 compared to $824,467 for the three months ended September 30, 2005, an increase of $2,450,776 or 297%. These expenses have increased significantly due to the increases in the number of personnel and related activities during the past year as we established Gen II production capabilities to manufacture photovoltaic cells and increased activities in research and development of our next generation capabilities in both New York and California. We are designing, with the intent to manufacture, prototype deposition equipment while procuring automated cell processing equipment for our next generation production line. Additionally, the implementation of SFAS No. 123(R), effective January 1, 2006, added $170,247 in share-based compensation expense for research and development personnel during the three months ended September 30, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,490,177 for the three months ended September 30, 2006 compared to $714,487 for the three months ended September 30, 2005, an increase of $775,690 or 109%. The increase in selling, general and administrative expenses corresponded with our increase in headcount and overall increase in activity over the comparative period. As a result, salaries, consulting and other administrative costs increased during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Additionally the implementation of SFAS No. 123(R), effective January 1, 2006, added $162,979 in share-based compensation expense for selling, general and administrative personnel during the three months ended September 30, 2006. We expect selling, general and administrative expenses to continue to increase in support of our anticipated continued growth in the manufacturing and engineering areas of our business.

Depreciation and amortization expenses. Depreciation and amortization expenses were $502,315 for the three months ended September 30, 2006 compared to $178,677 for the three months ended September 30, 2005, an increase of $323,638. Depreciation and amortization expenses increased primarily as a result of the acquisition of and utilization of significant amounts of capital equipment as we continued to develop our manufacturing technologies and began the production of photovoltaic cells.

Other income. Other income was $206,506 for the three months ended September 30, 2006 compared to $102,416 for the three months ended September 30, 2005, an increase of $104,090. Other income primarily represents interest on investments.

Interest expense. Interest expense was $600,314 for the three months ended September 30, 2006 compared to $22,813 for the three months ended September 30, 2005, an increase of $317,543. The increase in interest expense was due primarily to the issuance in May 2006 of a $15 million convertible note carrying a 7.5% interest rate. The remaining interest costs result from capital lease obligations and notes payable.

Amortization of note discount and deferred financing costs. Amortization of note discount and deferred financing costs was $2,517,082 for the three months ended September 30, 2006. There was no amortization of note discount and deferred financing costs for the three months ended September 30, 2005. The convertible note issued in May 2006 contained a beneficial conversion feature as well as warrants issued to the holder of the note. The aggregate fair value of the conversion feature and warrants, represented a discount to the note, totaling $5.3 million and is being amortized using the effective interest method over the life of the note. In addition we incurred financing costs of $1.0 million related to this transaction. The financing costs were capitalized and are also being amortized over the life of the note. At September 30, 2006, the unamortized note discount and deferred financing costs were $2.8 million and $.6 million, respectively.

Gain on derivative liabilities. Gain on derivative liabilities was $1,738,622 for the three months ended September 30, 2006. There was no gain on derivative liabilities for the three months ended September 30, 2005. The warrants issued in conjunction with the convertible note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. From June 30, 2006 to September 30, 2006 our common stock price declined which caused a reduction in the fair value of the warrant liability. This resulted in a gain on derivative liabilities of $1,738,622 for the three months ended September 30, 2006.

Net loss. Our net loss was $6,288,953 for the three months ended September 30, 2006 compared to a loss of $1,525,116 for the three months ended September 30, 2005. The increase in net loss was due primarily to investing in engineering and manufacturing activities as we established Gen II production capabilities to manufacture photovoltaic cells and increased activities in designing, with the intent to manufacture, prototype deposition equipment, for our next generation production line; as well as a corresponding increase in selling, general and administrative personnel and activities to support the engineering and manufacturing efforts. Throughout the remainder of 2006 and into 2007, we expect to continue to incur significant expenses related to (1) manufacturing in our Gen II manufacturing facility, (2) development efforts and implementation of the next generation Gen III manufacturing processes, and (3) expanding operations to include our next generation manufacturing facility. We also anticipate significant non-cash charges related to the $15,000,000 financing transaction. We also anticipate additional share-based compensation expense as a result of the implementation of SFAS No. 123(R), effective January 1, 2006. Without significant product revenue anticipated, we also expect to experience significant net losses throughout the remainder of 2006 and throughout 2007 until our next generation production is realized.

Comparison of the Nine months Ended September 30, 2006 and 2005

Certain reclassifications have been made to the 2005 financial information to conform to the 2006 presentation.

Product Revenue. Product revenue was $1,050 for the nine months ended September 30, 2006. During the quarter we began shipment of product in fulfillment of our contract with Blitzstrom. We are currently shipping low volumes of cells to Blitzstrom for module development and performance evaluations.

Research and development contract revenue. Our research and development contract revenue was $180,000 for the nine months ended September 30, 2006 compared to $365,000 for the nine months ended September 30, 2005. Our research and development contract revenue was primarily earned as a result of achieving various milestones related to meeting production volumes and solar cell conversion efficiencies under agreements with a New York State government agency.

Research and development expenses. Research and development expenses were $7,641,507 for the nine months ended September 30, 2006 compared to $2,139,731 for the nine months ended September 30, 2005, an increase of $5,501,776 or 257%. These expenses have increased significantly due to the increases in the number of personnel and related activities during the past year as we established Gen II production capabilities to manufacture photovoltaic cells and increased activities in research and development of our next generation capabilities in both New York and California. We are designing, with the intent to manufacture, prototype deposition equipment while procuring automated cell processing equipment for our next generation production line. Additionally, the implementation of SFAS No. 123(R), effective January 1, 2006, added $462,767 in share-based compensation expense for research and development personnel during the nine months ended September 30, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4,056,378 for the nine months ended September 30, 2006 compared to $2,198,681 for the nine months ended September 30, 2005, an increase of $1,857,697 or 84%. The increase in selling, general and administrative expenses corresponded with our increase in headcount and overall increase in activity over the comparative period. As a result, salaries, consulting and other administrative costs increased during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Additionally the implementation of SFAS No. 123(R), effective January 1, 2006, added $523,905 in share-based compensation expense for selling, general and administrative personnel during the nine months ended September 30, 2006. We expect selling, general and administrative expenses to continue to increase in support of our anticipated continued growth in the manufacturing and engineering areas of our business.

Depreciation and amortization expense. Depreciation and amortization expenses were $994,035 for the nine months ended September 30, 2006 compared to $477,999 for the nine months ended September 30, 2005, an increase of $516,036. Depreciation and amortization expense increased primarily as a result of the acquisition of and utilization of significant amounts of capital equipment as we continued to develop our manufacturing technologies and began the production of photovoltaic cells.

Other income. Other income was $464,921 for the nine months ended September 30, 2006 compared to $139,607 for the nine months ended September 30, 2005, an increase of $325,314. Other income primarily represents interest on investments.

Interest expense. Interest expense was $757,066 for the nine months ended September 30, 2006 compared to $69,773 for the nine months ended September 30, 2005, an increase of $687,293. The increase in interest expense was due primarily to the issuance in May 2006 of a $15 million convertible note carrying a 7.5% interest rate. The remaining interest costs result from capital lease obligations and notes payable.

Amortization of note discount and deferred financing costs. Amortization of note discount and deferred financing costs was $3,599,895 for the nine months ended September 30, 2006. There was no amortization of note discount and deferred financing costs for the nine months ended September 30, 2005. The convertible note issued in May 2006 contained a beneficial conversion feature as well as warrants issued to the holder of the note. The aggregate fair value of the conversion feature and warrants, represented a discount to the note, totaling $5.3 million and is being amortized using the effective interest method over the life of the note. In addition we incurred financing costs of $1.0 million related to this transaction. The financing costs were capitalized and are also being amortized over the life of the note. At September 30, 2006, the unamortized note discount and deferred financing costs were $2.8 million and $.6 million, respectively.

Gain on derivative liabilities. Gain on derivative liabilities was $1,653,092 for the nine months ended September 30, 2006. There was no gain on derivative liabilities for the nine months ended September 30, 2005. The warrants issued in conjunction with the convertible note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. From May 25, 2006 (the closing date of the convertible note) to September 30, 2006 our common stock price declined which caused a reduction in the fair value of the warrant liability. This resulted in a gain on derivative liabilities of $1,653,092 for the nine months ended September 30, 2006.

Net loss. Our net loss was $14,749,818 for the nine months ended September 30, 2006 compared to a loss of $4,384,124 for the nine months ended September 30, 2005. The increase in net loss was due primarily to investing in engineering and manufacturing activities as we established Gen II production capabilities to manufacture photovoltaic cells and increased activities in designing, with the intent to manufacture, prototype deposition equipment, for our next generation production line; as well as a corresponding increase in selling, general and administrative personnel and activities to support the engineering and manufacturing efforts. Throughout the remainder of 2006 and into 2007, we expect to continue to incur significant expenses related to (1) manufacturing in our Gen II manufacturing facility, (2) development efforts and implementation of the next generation Gen III manufacturing processes, and (3) expanding operations to include our next generation manufacturing facility. We also anticipate significant non-cash charges related to the $15,000,000 financing transaction. We also anticipate additional share-based compensation expense as a result of the implementation of SFAS No. 123(R), effective January 1, 2006. Without significant product revenue anticipated, we also expect to experience significant net losses throughout the remainder of 2006 and throughout 2007 until our next generation production is realized.

Liquidity and Capital Resources

Liquidity. At September 30, 2006, our cash and cash equivalents and investments totaled $8,220,066. In May 2006, we completed a private placement offering which generated net proceeds of $14.1 million. Net cash used in operating activities was $11,407,092. This activity was primarily the result of establishing the Gen II production capabilities to manufacture photovoltaic cells, and engineering activities in designing our next generation manufacturing equipment; as well as the selling, general and administrative expenses required to support these efforts. The development of the Gen II process includes producing and selling limited amounts of solar cells. During 2005 and 2006, we have been increasingly investing in our operations in Halfmoon, New York and more recently in Santa Clara, California, and hiring personnel to begin production of our thin-film solar cells, while developing our next generation manufacturing equipment.

Expenditures for equipment purchases for the nine months ended September 30, 2006 were $7,208,723. We continue to purchase equipment and adapt the Halfmoon facility to establish our initial production lines in New York. We have nearly completed modification of our Santa Clara, California facility to support building of our next generation manufacturing equipment.

Capital Resources. We have historically financed our operations primarily from proceeds of the sale of equity securities, revenues received under research and development contracts and grants, non-cash compensation arrangements and equipment lease financing.

On May 25, 2006, we entered into a series of agreements with Castlerigg Master Investments, Ltd., pursuant to a private placement transaction providing for, among other things, the issuance of a $15.0 million senior convertible note (“Note”) for aggregate net proceeds of $14.1 million and warrants for 782,609 shares of DayStar’s $.01 par value per share common stock (“Common Stock”). The principal on the note is to be paid in cash or stock, in eight equal monthly installments of $1,875,000, commencing on September 10, 2006. The Note contains a holders optional redemption clause which states that, at any time, the holder of the note has the right to require that the Company redeem up to an amount equal to the product of the number of shares of common stock that is 20% of the aggregate trading volume of the Company’s common stock over the prior twenty day trading period multiplied by the holder optional conversion price. At September 30, 2006 $1,665,653 has been paid on the Note in a combination of stock and cash, and $609,347 was deferred for payment until September 2008 (two years from the original due date). From October 1, 2006 to November 10, 2006, we have made additional principal payments of $2,411,791 ($2,211,791 in 437,115 shares of our Common Stock and $200,000 in cash). At November 13, 2006 the principal balance on the Note was $10,922,556.

In addition, in August 2006 our Common Stock closed below $9.00 for ten consecutive trading days and we were required under terms of the Note to escrow funds of $3.0 million. If our Common Stock closes above $10.00 for ten consecutive trading days, all escrow funds will be released. When the principal balance of the Note falls below $10.0 million, 30% of all subsequent principal payments will be released from escrow.

We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. We will need significant additional cash infusions to execute our business plan beyond the first quarter of 2007, and will require additional capital funding to complete our next generation manufacturing processes. In order to conserve cash and extend operations, we have reduced cash outlays by reducing operating expenses and ceasing new equipment purchases. Without significant additional financing, we would need to further delay certain programs and activities.

Existing sources of cash include obtaining the use of the $3.0 million in restricted cash (escrowed funds under the Note), receiving the cash from existing development contracts with a New York State government agency, and collecting certain 2005 New York State refundable tax credits. We are also investigating the viability of obtaining lease financing for certain capital assets we currently own.

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

Commitments. At September 30, 2006, we had outstanding approximately $1,400,000 of purchase orders for equipment and improvements. The equipment is expected to be received and the improvements are expected to be completed during the remainder of 2006. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our consolidated financial statements.

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

The Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at September 30, 2006 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’s internal control over financial reporting, as of the end of the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities

On May 25, 2006, the Company issued a senior convertible note (“Note”) and warrants to Castlerigg Master Investments, Ltd. (“Castlerigg”) in exchange for an aggregate amount of $15 million. The note is convertible into 1,304,348 shares of the Company’s common stock, based upon an initial conversion price of $11.50 per share, which is subject to adjustment. Class A Warrants to purchase up to 782,609 shares of the Company’s common stock with an exercise price of $12.65 per share, subject to adjustment, were also issued to the Investor as part of the transaction. In the event that the Company exercises its right to require the Investor to convert all or a portion of the note, the Class B warrants (which are different from the Company’s currently outstanding Class B public warrants) issued in connection with the transaction will become exercisable. The exercise price of the Class B warrants will be equal to $17.25 per share.

On July 27, 2006, the Registration Statement filed to register the common stock underlying the conversion right in the note and the common stock underlying the warrants was declared effective. The $15 million received at the closing of the note and funds that may be received upon exercise of the warrants will be used to complete the enhancements to and development of our Gen II processes, continue the development of and transitioning to our next generation of production (“Gen IIITM); and for general operating costs and corporate purposes. There have been no conversions of stock pursuant to the note because no payments have been due on the note since the registration statement was declared effective.

On June 19, 2006, the Company issued a total of 92,375 shares of restricted stock to officers and employees of the Company pursuant to the Company’s 2006 Equity Incentive Plan. The shares were issued to employees as a part of their compensation, accordingly the Company did not receive any cash proceeds from the distribution of shares. The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the shares were issued only to officers and employees of the Company, therefore there was no public offering. The Company filed a registration statement on Form S-8 on August 29, 2006 to register the restricted stock and other securities issuable pursuant to the Company’s 2006 Equity Incentive Plan.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 30, 2006, the Company adjourned a Special Meeting of Shareholders until November 9, 2006 because it did not have a quorum to hold the meeting. A quorum was obtained and the meeting reconvened on November 9, 2006. The Special Meeting of Shareholders, was held to approve the issuance and sale, to an institutional investor (the “Investor”), pursuant to the terms of a convertible promissory note (the “Note”) issued to the Investor on May 25, 2006 of (1) up to 1,968,217 shares of the Company’s Common Stock (“Shares”) issuable as payment of principal and penalties (if any) on the Note; (2) up to 74,815 Shares issuable as payment of interest on the Note (assuming all interest is paid in Shares except for the first payment of $114,041 which was paid in cash), (3) 782,609 Shares issuable upon exercise of the Class A Warrant and, (4) if the Company requires the Investor to convert the Note in certain circumstances as described below, 550,725 Shares issuable upon exercise of the Class B Warrant. The voting common stockholders approved the transaction by the affirmative vote of 2,871,837, with 448,729 shares voting against ratification and 55,991 shares abstaining. There were no broker non-votes with respect to this proposal.

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

DAYSTAR TECHNOLOGIES, INC.

Date: November 14, 2006	By:	/s/ JOHN R. TUTTLE
John R. Tuttle Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2006	By:	/s/ STEPHEN A. AANDERUD
Stephen A. Aanderud Chief Financial Officer (Principal Financial and Accounting Officer)