Form 10KSB
period 2006-12-31
DAYSTAR TECHNOLOGIES INC
filed 2007-03-01
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered under Section 12(g) of the Exchange Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined under Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for the year ended December 31, 2006:    $183,528

The aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price of such stock as reported by NASDAQ on February 22, 2007, was $29,720,270

At February 22, 2007, 14,200,616 shares of the registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DAYSTAR TECHNOLOGIES, INC.

Annual Report on Form 10-KSB

Year Ended December 31, 2006

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, among others, our need to raise additional financing, risks related to the development of our copper indium gallium selenide semiconductor (“CIGS”) solar cells and manufacturing processes to produce such cells, risks related to our delivery of CIGS to customers, including product reliability, energy efficiency, customer acceptance and safety; market acceptance of CIGS; the potential for early termination of key customer agreements; intense competition in the solar energy field; our history of losses; the historical volatility of our stock prices; general market conditions; and other factors that may affect our business.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this Annual Report on Form 10-KSB as a result of new information or future events or developments. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (the “Commission”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under the caption “Management’s Discussion and Analysis or Plan of Operation—Risk Factors.”

ii

PART I

Item 1.    Description of Business

Overview

DayStar Technologies, Inc. is engaged in the development, manufacturing, and marketing of photovoltaic (“PV”) products that convert sunlight directly into electricity (the “PV effect”). Specifically, we have developed a thin-film solar cell based upon the copper-indium-gallium-selenide semiconductor material system, commonly known as CIGS. DayStar’s CIGS solar cell is differentiated from a majority of the competition by its mechanical flexibility and durability. Our intellectual property, including issued patents, patent applications, and trade secrets, resides in both the solar cell design and the method and equipment for its manufacture.

We have installed a pilot line (“Gen-II”) for solar cell production at our Halfmoon, New York facility. This Gen-II production line employs both batch and in-line continuous (“batch-continuous”) processing methodologies. The solar cells produced on this line are being used for product qualification with our customers and other partners.

Contingent upon additional financing, we intend to evolve these production processes into fully continuous manufacturing processes; our Gen-III line (“Gen-III”). The Gen-III manufacturing process will be designed to use raw materials that do not suffer from the same supply constraints as silicon and use volume manufacturing equipment and procedures already proven in other industries, such as the magnetic disc drive industry. Successful implementation of our continuous manufacturing process could enable us to produce thin-film CIGS solar cells with the efficiency and functionality that will allow us to sell into the wafer-Si markets that now dominate the PV industry.

Financing History

Principally all of our revenue in 2006 and 2005 was generated from contracts with a New York State government agency for development of equipment capability and demonstrating manufacturing capability.

In 2004, we closed an initial public offering (“IPO”) of Common Stock, selling 2,118,500 units. A unit consisted of one share of $0.01 par value per share Common Stock (the “Common Stock”), one Class A redeemable public warrant and two Class B non-redeemable public warrants. All of the units were sold at an initial public offering price of $5.00 per unit, resulting in an aggregate gross offering amount of $10.6 million. After deducting offering expenses and underwriting discounts, we received approximately $8.4 million of net proceeds from the offerings.

We publicly announced our intent to redeem the outstanding Class A redeemable public warrants at $0.25 per warrant in June 2005. Prior to the redemption date, most holders exercised their right to purchase one share of Common Stock for $6.00. We received $14.5 million in proceeds from the exercise.

We entered into a series of agreements on May 25, 2006 with Castlerigg Master Investments, Ltd. (the “Original Note Holder”), for a senior convertible note (the “Note”) for aggregate gross proceeds of $15.0 million and warrants for 782,609 shares of Common Stock. The agreements include a Securities Purchase Agreement, a Senior Convertible Note, a Class A and a Class B Warrant to Purchase Common Stock.

On January 19, 2007, we entered into a series of agreements with the Original Note Holder, LC Capital Master Fund, Ltd. (the “Buyer”), Millennium Partners, L.P., Phoenix Partners, LP, Phoenix Partners II, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC (collectively, the “New Investors”). The Original Note Holder sold our Note to the Buyer for approximately $7.5 million. The Buyer provided approximately $6.0 million and DayStar provided $1.5 million from restricted cash escrows, additional Class A Warrants to purchase 317,394 shares of our Common Stock, and 825,181 shares of Common Stock in full payment of the outstanding principal and interest. On February 16, 2007, we received $5,000,000 gross proceeds from the issuance of 2,500,000 shares of Common Stock at $2.00 per share to the New Investors. Concurrently, we converted the entire principal balance and any accrued interest on the Note into Common Stock by issuing 3,050,203 shares at $2.00 per share to the Buyer. The proceeds received on February 16, 2007 along with cash currently on hand, will be used to fund business operations until additional financing can be obtained.

Demand For Solar Electricity

Worldwide demand for electricity is expected to significantly increase over the next 20 years. The Energy Information Administration of the U.S. Department of Energy estimates that world net electricity consumption will nearly double to reach a level of 26,018 billion kilowatt hours by 2025. Worldwide installed electrical generating capacity is expected to grow from 3,315 gigawatts (one gigawatt is equal to one billion watts) in 2002 to 5,495 gigawatts (“GW”) in 2025 to meet the projected increase in electricity demand. This represents an increase of approximately 65% over present generation capacity.

The overwhelming majority of electricity is currently produced using hydrocarbon sources (natural gas, coal, petroleum). However, the total resource base for these fuels is limited, and there is increasing concern about the effect on the ecosystem of fossil fuel extraction and emissions. Volatile prices and environmental and political concerns pertaining to fossil fuels have increased interest in electricity created using renewable, clean energy sources such as solar. In contrast to hydrocarbon energy resources that, once used, cannot be quickly replaced, renewable energy that flows from natural sources (such as sunlight, wind, and water sources) quickly and continuously replaces itself.

Although presently representing less than 1% of world energy production, PV solar systems are being widely adopted as means to address both rural electrification in remote areas, and as supplemental energy sources in grid-connected areas of the world. Production of solar PV cells increased from 280 megawatts (“MW”) in 2000 to 1,246 MW in 2004, or a compound annual growth rate of 45.2%, according to Solarbuzz. Growth continues to be driven by major market incentive programs in Germany, Japan and the United States, although there is some recent speculation about adjusting the current PV incentives, which are part of the German Renewable Energy Law (“EEG”). According to a survey by Michael Rogol, Managing Director of PHOTON Consulting and author of the Solar Annual 2006 Report, the global market for solar modules generated revenues of $12.4 billion in 2005, totaling 1.8 GW, and exceeded his normally optimistic forecast by some 20%. By 2010, Rogol expects production of 10.4 GW with a turnover of $72 billion.

The Solar Cell Industry

Solar cells work by absorbing light and converting it to electrical power. The great majority of commercial solar cells in use today are made of silicon, the same semiconductor material used in the microelectronics industry. In addition to the semiconductor materials, solar cells consist of a top and bottom electrical contact to move the electricity out of the solar cell. The performance of a solar cell is measured in terms of its efficiency in converting sunlight into electricity. Typical commercial solar cells have an efficiency ranging between 8% and 18%, meaning that for every 1,000 watts of sunlight striking a solar module, 80 to 180 watts of electricity will be produced.

The typical solar module consists of 36 to 200 solar cells connected together (depending on end-use application), a sealant to keep moisture and other environmental factors out, and a sheet of glass and frame to provide structural integrity to the package. Several modules are then connected together to form an array, which determines the total power output of the system. When the sun shines on a PV module, the energy is converted into direct-current (“DC”) electricity. The DC electricity may be routed directly to power a DC load or charge a battery bank. Alternatively, an inverter (external to the array) can be used to convert the DC electricity from the array into alternating current (“AC”) electricity, where it can be interconnected directly to the electric utility grid to power AC appliances.

Solar cells, packaged into solar modules, have no moving parts that require ongoing maintenance and have shown good reliability, typically lasting for more than 20 years in the field. The solar electricity industry currently supplies solar modules used in solar systems for both on-grid electricity consumers and for electrical applications off the electricity grid, such as remote areas or villages in developing nations. In these remote locations, solar electricity can be more cost-effective than running a utility grid connection or using generators requiring fuel delivery and costly maintenance.

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

According to Solarbuzz LLC approximately 94% of the world’s annual PV production uses crystalline silicon as its base material. Wafer-Si solar cells are relatively efficient (12-18% conversion efficiency), but require significant electrical energy and bulk material to manufacture. Modules created from these fragile cells are likewise, rigid and fragile. Silicon feedstock supplies have not, in the last 2 to 3 years, been able to keep up with the demand created by both the semiconductor and the PV industries. The PV industry is now demanding nearly half of all available feedstock. The shortage has increased the price of raw silicon by more than 100% in the last three years, and is projected to continue to 2008. Some estimates suggest continuation until 2010 and beyond.

Michael Rogol, Managing Director of PHOTON Consulting and author of the Solar Annual 2006 Report, reports that based on the supply limitations of raw silicon, the industry will only be able to produce up to 8.4 GW of silicon-based solar cells. The remaining 2 GW will be supplied by a variety of emerging thin-film PV products. Solar cells and solar modules made from thin-films require far less raw material to create than a wafer-Si cell. Thin-film solar cells and modules, however, require a structural “substrate” to support them, such as glass, plastic or metal sheets or foils.

Alternative modules based upon thin-film semiconductors have been under development for approximately 20 years and are now being commercialized. The three primary thin-film semiconductor materials currently being commercialized are amorphous silicon, cadmium telluride, and copper indium gallium diselinide or CIGS. The CIGS technology presently under development by DayStar and others has demonstrated over 19% conversion efficiency in the laboratory, the highest among all thin-film technologies. Modules made from the CIGS technology have more than 15 years of field history and became commercially viable in part due to the research efforts of the U.S. Department of Energy’s National Renewable Energy Laboratory. Most thin-film manufacturers produce modules that are monolithically integrated solar cell circuits deposited directly on module sized substrates. The deposition results in the final module form factor (usually on glass plates). These films are then packaged into the final modules.

Daystar’s unique focus is on producing discrete solar cells similar in size and shape to wafer-Si cells, externally interconnected and then packaged into the final modules. This product approach could enable modules made from Daystar cells to compete with other thin-film module manufacturers on the open market, but also enable an alternative source of solar cells into the existing silicon module manufacturing infrastructure, presently in demand of more solar cells than supply allows.

DayStar’s solar cells have not been extensively field tested in the packaged module form, although prototype cells have previously been tested by the United States Air Force Research Laboratory and Dutch Space B.V. for performance, reliability, radiation hardness, and related issues pertaining to possible future use in satellite or lighter than air vehicle power applications. In conjunction with our customers and module manufacturing partners, we are planning to initiate a comprehensive solar cell and module testing program to further qualify our products for existing and new markets.

Development of Business

DayStar’s core technology is embedded in our Photovoltaic Foil solar cell, which is the sunlight-to-electricity conversion engine at the heart of a solar module. The solar cell comprises roughly 50 to 75% of the cost of a solar module. By lowering the cost of the solar cell, DayStar’s CIGS Photovoltaic Foil solar cell technology is expected to enable PV products that are much less expensive as well as form factor flexible and lightweight. This could allow for the production of high performance, low cost solar modules that could enable pervasive solar power generation.

The manufacture of our solar cell involves deposition of materials on a substrate in a vacuum, thermal treatment of the material, the addition of an electrical conductive layer, creation of a discharge grid, and protective coatings. We operate two solar cell production lines at the Halfmoon, New York facility. Each line employs different thin-film deposition methods. The first generation (“Gen-I”) line incorporates a co-evaporation batch process used for process development of our high efficiency cells or specialty products. This line is also used for production process development and parameter benchmarking. The second generation or Gen-II line uses a combination of physical vapor deposition and thermal processing to form the CIGS solar cell. One aspect of the process employs a sputter-coating process, where multi-layered coatings are deposited as the substrates move through the vacuum chamber. This manufacturing methodology incorporates off-the-shelf manufacturing equipment and proven manufacturing methods employed in various high-tech industries, such as the magnetic disc drive industry.

As currently configured, this Gen-II line could produce a maximum of 0.5 MW of solar cells per year. The Gen-II manufacturing line is presently being operated as a low volume pilot line, producing sufficient quantities of solar cells for downstream module product qualification testing. This testing is being conducted both internally at Daystar and in conjunction with both our current customers and several strategic development and potential business partners.

The next generation manufacturing process, Gen-III, will be characterized by a fully continuous manufacturing process. Several components of the process, previously accomplished in a batch fashion, will then be integrated to form the continuous manufacturing equipment. Implementation of this new manufacturing process requires additional development, significant capital expenditures and 12 to 15 months to implement.

We have assembled an experienced equipment development and manufacturing team to further refine the manufacturing yield from our Gen-II process and to ensure that best practices transfer to the Gen-III production resulting in best-in-class thin film PV cell yield and performance. The necessary continuous deposition equipment is unique, not off-the-shelf and will require that we design and manufacture much of our own deposition equipment. On March 10, 2006, we entered into a lease for approximately 50,000 square feet of factory and office space in Santa Clara, California to house our equipment development group, responsible for this next generation deposition equipment. We will require additional financing to begin implementation of this production process.

This continuous processing system will be modular in nature, allowing construction to be completed in sections. With sufficient follow-on financing, our goal is to first implement pilot manufacturing using this new platform, prove our capability to generate positive gross margins, and then expand our capacity by replicating the Gen-III manufacturing platform one or more times to achieve a desired level of production capacity.

Markets and Customers

The sale of grid-interconnected PV systems, currently the largest market for PV is subject to direct and indirect regulation by state, federal and foreign governments. These regulations include rules governing energy transmission, safety, reliability, quality and incentives aimed at reducing carbon emissions or increasing renewable sources of energy. Off-grid PV systems are typically only subject to local code inspection as per any other electrical system build out. We are not directly impacted by these regulations at this point as we are focused on the sales of solar cells to OEM manufacturers rather than solar systems for end use applications.

We are currently focused on the development of CIGS solar cell manufacturing methods to increase energy conversion efficiency, reliability and throughput, while decreasing cost. We do not plan to sell significant volumes of our solar cells manufactured from our Gen-II pilot production line. Accordingly, sales and marketing activities are limited to managing development activities with our existing customers and the identification of new target customers or partners to further our mission of mass-market introduction of Gen-III product, and business development activities to open niche markets for other PV foil products.

Our target markets and customer base will evolve with the maturity of our manufacturing operations. Initially we are focusing our sales and marketing efforts in North America, Europe and Asia. Our current product roadmap includes product lines called TerraFoil, TerraFoil SP and LightFoil, which address three distinct markets.

TerraFoil

TerraFoil is a metal foil solar cell designed to be an alternative to silicon wafer solar cells currently used in flat plate PV modules (modules made with a glass cover plated and rigid frame). TerraFoil consists of a high performance CIGS solar film deposited on thin stainless steel foil or other metallic substrates, depending on application. DayStar’s thin-film CIGS solar cell can be made structurally (shape, size, weight, etc.) and functionally equivalent to silicon wafer cells. The resulting solar cell has grid patterns and buss bars that closely resemble a similar sized silicon solar cell.

It is expected that TerraFoil cells can be assembled into conventional flat plate PV modules with automated machinery used commonly by module manufacturing companies in the PV supply chain without the need for significant modification to existing machinery. DayStar’s TerraFoil product will offer module manufacturing companies an alternative, lower-cost solar cell that has comparable efficiencies, function, shape, and size as the silicon wafer cells they now use in manufacturing. However, unlike silicon wafers, DayStar’s products made on specialty foil are not breakable and will allow module manufacturers greater processing yields. Product qualification testing on modules made from TerraFoil cells is underway and will continue to be a major activity throughout 2007.

Our initial customer in this product family is Blitzstrom GmbH (“Blitzstrom”), of Germany, a PV system integrator of megawatt-scale PV power plants and a distributor of PV systems and components in Germany and the European Union. On June 9, 2005, we entered into an agreement with Blitzstrom for the purchase of our TerraFoil solar cells. The agreement calls for a variable monthly delivery based on estimated annual production volumes and requirements associated with product qualification escalating in volume through the end of 2008, with price based on a variable pricing mechanism. Under the agreement, Blitzstrom will purchase up to 50% of the TerraFoil solar cells produced by us at threshold solar cell efficiencies. On October 6, 2006 we amended the original agreement to extend the term of sale through the end of 2010 and to include up to 130 MW of available product subject to annual volume caps. The amended contract retained price and delivery schedule determinations, which will be based on a percentage of the fair market value of comparable volumes of commercially available silicon solar cells.

Although we have secured sales contracts for 50% of the Gen-II manufacturing capacity, we do not plan to sell significant volumes from the Gen-II production in 2007. Instead, the Gen-II product and subsequent sales will be used primarily for continued product qualification testing as well as the development of new OEM module customers, referred to as MODCOs.

TerraFoil SP Specialty Products

TerraFoil SP cells are similar to regular TerraFoil cells, but can be configured in shape and function for use in a wide range of emerging market products. TerraFoil SP is expected to be a key enabling product for unique non-flat plate form factor modules, such as those required for the Building Integrated Photovoltaic (“BIPV”) market. Used in this manner, PV can be incorporated into traditional building envelope materials and serve dual purposes. PV products of this type are receiving premium incentives over traditional flat-plate modules in France’s emerging PV markets. The rapidly growing BIPV market is currently dependent on alternatives to the rigid and breakable silicon based solar cells.

TerraFoil SP offers a thin, flexible stainless steel base and can be used to provide aesthetically pleasing solar modules which could be made flexible, non-breakable and therefore, integrated into common building construction materials such as roofing, siding and facades. A variety of cell sizes and foil thickness can provide a broad range of string voltage and total power combinations for BIPV applications as well as other small area module applications and specialty lighting and remote power products. We are actively engaged with several companies in exploring these new product opportunities. We believe the emergence of these new markets will provide both near-term and long-term secondary market paths for our solar cell products that could mitigate market fluctuations in the larger existing market for our standard TerraFoil.

Our initial customer in this product family is Micro Energy Group, Inc. (“MEG”) of Zhuhai, China. MEG designs, manufactures and sells solar cell raw materials, finished solar cells, solar modules and power components for consumer electronics and terrestrial solar electrification. On June 20, 2005, we entered into an agreement with MEG for the purchase of our TerraFoil-SP and TerraFoil solar cells. The agreement called for a graduated delivery, contingent upon our ramp-up of production capacity, through the end of 2006. This agreement was amended in December 2006 and extends through the end of 2008. Prices are based on a variable market-competitive pricing mechanism to be negotiated quarterly. The agreement provides estimates of the volume of solar cells at threshold solar cell efficiencies. Product provided to MEG in 2007, will be for continued product design and qualification testing.

LightFoil

LightFoil is a DayStar solar cell product that has potential applications where high specific power (power to weight ratio expressed in Watts/kg) and form factor flexibility are key requirements. LightFoil’s lightweight, high performance and form factor flexibility is derived from a unique design, which consists of CIGS solar cells, deposited on ultra-thin titanium foil. The flexibility is both physical and in a form factor which enables molding to curved surfaces and which can be cut to shape to conform to complex geometries. Such applications include satellite, high altitude airship for near space deployment, unmanned aerial vehicles, and mobile terrestrial power systems. The pricing of cells for this application is expected to demand a premium relative to traditional markets due to their highly specialized application in military and high-value commercial applications. The target customer base for this product line is primarily and initially military in nature, although there are also commercial ventures interested in each of these technology platforms. To date, we have not undergone significant development efforts for this product line due to the lack of any immediate market in this segment and instead have remained more focused on the TerraFoil product family.

In October of 2006, we were named in a $1.0 million Department of Defense appropriation for advancing LightFoil technology. During the first half of 2007 we plan to participate in the proposal and contracting process with the Department of Defense Air Force Research Labs (AFRL) at Kirtland Air Force Base in Albuquerque, New Mexico. If funding is awarded, we will continue the technology development and product definition of the LightFoil product line under the funding of this appropriation.

We have been awarded certain other research and development contracts and grants by two New York State government agencies, New York State Energy Research and Development Authority (“NYSERDA”) and

Empire State Development Corporation (“ESDC”). These contracts and grants have been provided as an incentive for us to increase employment in the state and further advance research and technology in the solar energy industry.

Intellectual Property; Research and Development

Our future in the solar cell industry and in the CIGS market in particular, depends, in part, upon our ability to innovate solar cell processing methodologies that create enhanced product characteristics. Therefore, we believe it is crucial to develop a robust intellectual property portfolio, including patents, know how, trade secrets, and copyrights. Beyond the technological advancements, we are also actively building a trademark portfolio that distinguishes our products from our competitors.

We rely on a combination of patent (both national and international), trade secret, trademark and copyright protection to protect our intellectual property. Our strategy is to apply for patent protection for all necessary design and manufacturing requirements. Additionally, we systematically analyze the existing intellectual property landscape to determine where the greatest opportunities for development exist.

In 2006, we continued to build our technical portfolio by: (i) filing six patent applications in the U.S. and abroad, (ii) preparing an additional seven patent applications, (iii) continuing key licensing agreements with the National Renewable Energy Laboratory, and (iv) implementing enhanced product know-how into our trade secrets. We make no claims that any of these patent applications will result in a grant of patent. DayStar will explore other opportunities to expand its technology portfolio as the business advances into Gen-III and/or as market opportunities present added benefits to our overall strategy.

Additionally, we have retained ownership to intellectual property rights in technologies relating to concentrating PV optics and packaging design. This includes two US patents and pending international applications. These patents will become useful as we execute our manufacturing strategy into Gen-III and become involved in large-scale electricity projects. If we exploit these concentrator patents, we will owe certain royalty payments to our co-founder, Dr. Eric Cole, under a contractual agreement.

In addition, the following trademarks in our portfolio are registered with the USPTO: LightFoil, Aloft, TerraFoil, TerraFoil-SP, Integrate, PowerFoil, PV Foil, and LighTIR. We also have the registration of the following marks pending: ConcentraTIR, Pervasive.Solar.Energy., Gen-III, TerraFoil-FP, Photovoltaic Foil, LightPak, Enabling Affordable Electricity from the Sun, and Making Free Energy Affordable. We also secure and maintain copyright protection for our publications.

Despite these precautions, it may be possible for a third party to use our proprietary information without authorization or to develop similar technologies independently.

We continue to devote significant efforts into the development of our products and concepts, as well as the processes used to manufacture our products. We incurred research and development expenses of $9,960,568 in 2006 and $3,513,860 in 2005, representing a significant investment in the development of our products and manufacturing processes. We expect to incur similar research and development expenses in 2007 as we continue development of the Gen-II process, develop LightFoil product plans and begin Gen-III development.

Competition

Despite increased interest in the solar cell industry, there have been limited technological breakthroughs that enable solar-generated electricity to compete with hydrocarbon-generated electricity on a cost basis. Although the cost of a solar cell has decreased over ten-fold during the past 20+ years, and cell conversion efficiency has increased, widespread use of solar cells has been hindered by costly manufacturing methods and materials, and low industry-wide production capacity.

The current high cost of solar cells is largely the result of costly and low volume manufacturing methodologies and high (and often volatile) silicon feedstock costs. The existing batch-type manufacturing methodologies used to produce silicon solar cells have limited scalability resulting in diminished economies of scale. In addition, the silicon supplied to the semiconductor industry is usually a higher grade than is needed in the PV industry and the cost of electronics-grade silicon is too high to be used as a substrate by the PV industry. In the past, this dynamic resulted in the PV industry primarily procuring Si material from the waste stream of the electronics industry. However, in recent years, the situation has evolved to where the solar industry now represents greater than 40% of the overall demand for feedstock Si and is therefore in direct competition with the electronics industry for existing feedstock production capacity. The result is insufficient and more expensive Si feedstock for the solar industry.

A lower cost alternative thin-film technology using a high throughput and low capital intensive manufacturing process could greatly improve the wide scale adoption of solar as an alternative to fossil fuel electricity generation. Our product, a flexible, efficient, inexpensive solar cell, will compete with current solar cell technologies (such as the conventional crystalline silicon solar cells and other thin-film cell and module technologies), other “clean” renewable energy technologies (for example, wind, ocean thermal, ocean tidal, and geo-thermal power sources), and conventional fossil fuel based technologies for the production of electricity.

We expect our primary competition will be within the solar cell marketplace. Within the PV industry, silicon cell manufacturers dominate the market and ultimately create the most competition for our products. According to several market analysts including Frost and Sullivan and Solarbuzz, thin-film PV technologies currently make up fewer than 10% of the supply of PV cells. As the overall PV market demand continues to grow from 1.8 GW in 2005 to a level of 10.4 GW in 2010 as forecasted by Michael Rogol, Managing Director of PHOTON Consulting, the shortage of silicon feedstock will cause a gap between silicon PV production and market demand of 2 GW. 10.4 GW of solar modules in 2010 is the highest prognosis in any study on the PV market throughout the world, but it has a solid foundation. The amount of cells and modules that will be produced over the next few years will almost solely depend on the amount of silicon available. This forecast by the authors of Solar Annual 2006 is calculated based on the assumption of 85,000 tons of high-purity silicon in 2010, of which 59,000 tons should be available to the solar industry. Using 7 g of silicon per W in solar cell power, this adds up to a total volume of 8.4 GW. The difference left over between 8.4 GW and the 10.4 GW forecast (2 GW) is accounted for by thin-film technology.

Barriers to entering the solar cell manufacturing industry include the technical know-how required to produce solar cells that maintain acceptable efficiency rates at competitive production costs. In addition, any new solar cell technology would likely require demonstration of successful reliability testing prior to widespread market acceptance. We believe the principal competitive factors in the market for solar electric power products are: price per watt, long-term stability and reliability, conversion efficiency and other inherent performance measures, ease of handling and installation, product quality, reputation, and environmental factors.

A number of large companies are actively engaged in the development, manufacturing and marketing of solar electric power products. The largest PV cell suppliers include Sharp Corporation, BP Solar, Q-Cells, Sanyo Corporation, and Kyocera Corporation, which together supply over half of the current PV cell market, and are focused almost exclusively on silicon products. A variety of competing solar cell technologies are being developed by a number of smaller companies. Such technologies include amorphous silicon, cadmium telluride and CIGS as well as advanced concepts for both bulk ingot-based and thin-film crystalline silicon. Any of these competing technologies may achieve manufacturing costs per watt lower than the cost per watt to manufacture our CIGS solar cells

In December 2005, Honda Motor Co., Ltd. announced plans to build in Japan a 27.5 MW CIGS solar cell facility to be operational in 2007. Shell Solar had also been working on a CIGS technology and recently divested itself of its wafer-Si operations in order to focus exclusively on CIGS-based products through a new company called Avancis GmbH & Co.KG (a joint venture between the former Shell Solar and St. Gobain, a manufacturer of glass). Wurth Solar of Germany manufactures a monolithic (non-discrete solar cell) CIGS module similar to the work being done at Avancis. There are also several small companies working to manufacture CIGS solar cells. Global Solar, LLC in Tucson, Arizona is pursuing roll-to-roll non-continuous manufacturing of integrated panels on plastic substrates, and discrete solar cells on stainless steel. One emerging company, Miasolé, is considering a manufacturing approach somewhat similar to ours. Other emerging companies, such as Nanosolar, are devising radically new methods for producing thin-film using nano-scale technology films applied in a printing style application.

The largest emergence of new manufacturers in thin-films has been in new CIGS companies, however, we believe our competitive advantages will emerge due to our thin-film CIGS solar cell knowledge base, cell design, the efficiency and scale and methodology of our proposed manufacturing process, and our extensive experience and research regarding the properties of thin-film CIGS solar cells. Our incremental, multi-generational manufacturing strategy to build upon highly scalable production equipment that has been long proven in the computer peripheral market, will uniquely position us to be a worldwide cost leader in thin film PV cell manufacturing.

Employees

As of February 1, 2007, we had eighty-two full-time and three part-time employees. From time to time we employ people, primarily manufacturing personnel, through employment agencies. In most cases this is used as a test period prior to employment. As of February 1, 2007, we had thirteen individuals paid through employment agencies. None of our employees are covered by collective bargaining agreements, and we believe our relations with employees are good.

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

Availability of Information

We make available through our website (http://www.daystartech.com), free of charge, our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Commission.

The public may read and copy any materials we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. DayStar files electronically with the Commission and the Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Item 2.    Description of Property

We lease approximately 32,000 square feet of space in three buildings in a corporate park in Halfmoon, New York. Two of the leases expire on July 1, 2009 and the third lease expires June 1, 2011. This space is currently used for research and development, production, marketing and administration, and as our corporate headquarters.

On March 10, 2006, we entered into a fifty-one month lease for approximately 50,000 square feet of factory and office space in Santa Clara, California. The space will be the location of our equipment development group, responsible for the development of certain next generation manufacturing equipment. The terms of the lease allow for early termination by the landlord effective as of the expiration of the thirty-sixth month of the lease term.

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

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On October 30, 2006, we adjourned a Special Meeting of Shareholders until November 9, 2006 because we did not have a quorum to hold the meeting. A quorum was obtained and the meeting reconvened on November 9, 2006. The Special Meeting of Shareholders, was held to approve the issuance and sale, to the Original Note Holder, pursuant to the terms of the Note, of (i) up to 1,968,217 shares of DayStar’s Common Stock issuable as payment of principal and penalties (if any) on the Note; (ii) up to 74,815 Shares issuable as payment of interest on the Note (assuming all interest is paid in Common Stock except for the first payment of $114,041 which was paid in cash), (iii) 782,609 shares of Common Stock issuable upon exercise of the Class A Warrant and, (iv) if DayStar requires the Original Note Holder to convert the Note in certain circumstances as described below, 550,725 shares of Common Stock issuable upon exercise of the Class B Warrant. The voting common stockholders approved the transaction by the affirmative vote of 2,871,837, with 448,729 shares voting against ratification and 55,991 shares abstaining. There were no broker non-votes with respect to this proposal.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Market Information

The following tables set forth the high and low closing bid prices, per share or warrant, for our Common Stock and Warrants as reported by the NASDAQ Capital Market for each quarter in the past two years:

Common Stock “DSTI”
Fiscal Quarters	High	Low
2006
March 31, 2006	$15.39	$9.12
June 30, 2006	$13.70	$8.40
September 30, 2006	$10.21	$5.38
December 31, 2006	$7.08	$3.45

2005
March 31, 2005	$8.06	$2.57
June 30, 2005	$16.13	$5.38
September 30, 2005	$17.30	$11.70
December 31, 2005	$12.22	$8.49

Class A warrant “DSTIW”
Fiscal Quarters	High	Low
2005
March 31, 2005	$1.90	$0.62
June 30, 2005	$10.05	$1.10
September 30, 2005(1)	$11.23	$5.98

(1)	All Class A warrants not exercised were redeemed and trading ceased on August 11, 2005.

Class B warrant “DSTIZ”
Fiscal Quarters	High	Low
2006
March 31, 2006	$6.12	$3.49
June 30, 2006	$5.31	$2.75
September 30, 2006	$3.53	$1.38
December 31, 2006	$1.79	$0.58

2005
March 31, 2005	$1.50	$0.23
June 30, 2005	$6.87	$0.92
September 30, 2005	$8.05	$5.10
December 31, 2005	$5.73	$3.40

Holders

As of February 6, 2007, there were approximately 6,858 holders of record of our Common Stock.

Dividends

We have never declared nor paid any dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business. Any future decision to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors our board of directors may deem relevant. There are currently no restrictions that limit our ability to pay dividends on our capital stock.

Equity Compensation Plan Information

On June 19, 2006, we adopted an Equity Incentive Plan (“the 2006 Plan”) to enable employees, outside directors and consultants to acquire an equity interest in DayStar. Issuances under the 2006 Plan may be in the form of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights. The 2006 Plan reserves 17.5% (10,500,000 shares) of our authorized Common Stock for issuance for these purposes; subject to the further restriction that the 2006 Plan Committee shall not award grants exceeding 17.5% (1,369,142 shares at December 31, 2006) of our total issued and outstanding Common Stock as of and including the grant. Under the 2006 Plan, the term of stock options shall not exceed ten years and incentive stock options shall not be granted with an exercise price of less than 100% of the fair market value of the Common Stock, and non-qualified stock options shall not be granted with an exercise price of less than 85% of the fair market value of the Common Stock, both measured at the time of grant.

Grants of incentive and non-qualified stock options, and restricted stock prior to June 19, 2006 were made from our original Equity Incentive Plan adopted in 2003 (the “2003 Plan”).

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plan, consisting of the 2003 and 2006 Equity Incentive Plans. The information in this table is as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available
Equity compensation plans approved by security holders	484,383	(1)	$8.67	1,120,885
Equity compensation plans not approved by security holders	—		—	—

Total	484,383		$8.67	1,120,885

(1)

Does not include 558,502 and 38,750 shares of restricted stock granted in 2003 and 2005, respectively, under the 2003 Plan to certain of our officers, employees and consultants, and 187,375 shares of restricted stock granted in 2006 under the 2006 Plan.

Recent Sales of Unregistered Securities

On January 19, 2007, we issued 400,000 of the agreed upon 825,181 shares of Common Stock to the Original Note Holder pursuant to a Note Purchase Agreement. The remainder of these shares (425,181) was issued on January 31, 2007. On February 16, 2007, we issued a Class A Warrant to purchase up to 317,394 shares of our Common Stock to the Original Note Holder in accordance with the Amendment to our Securities Purchase Agreement with the Original Note Holder dated May 25, 2006. On February 16, 2007, we also issued an aggregate of 3,050,203 shares of Common Stock to the Buyer in payment of outstanding principal and interest due upon conversion of the Note. Concurrently, we issued 2,500,000 shares of Common Stock for $2.00 per share to the New Investors pursuant to a Securities Purchase Agreement.

All of these shares of Common Stock and the Warrant were issued to accredited investors in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). There were no underwriters participating in these transactions.

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

On February 11, 2004, we successfully completed an IPO of 2.1 million units. A unit consisted of one share of Common Stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. Each warrant gave the holder the right to purchase one share of Common Stock. The net proceeds from the offering, after deducting underwriting fees and offering expenses, were $8.3 million. The proceeds were used to fund (i) research and development expenses to further develop and refine our proprietary thin-film solar cell fabrication processes, (ii) purchase capital equipment to create development-scale vacuum deposition hardware, measurement and test equipment, and solar cell packaging hardware, (iii) fund general, sales and corporate expenses, and (iv) pay outstanding obligations.

We publicly announced on June 21, 2005, that we intended to redeem our outstanding Class A public warrants at $.25 per warrant. The warrant holders had the ability to exercise each warrant for one share of our Common Stock at $6.00 per share. There were 2,371,830 Class A public warrants issued in conjunction with the IPO and a subsequent financing. In addition, the exercise of Representative warrants, issued in conjunction with the initial public offering, added 70,324 Class A public warrants subject to redemption, the exercise period of which ended August 11, 2005. During the exercise period, 2,425,062 of the Class A public warrants (99.3% of the total outstanding) were exercised for an equal number of shares of Common Stock and we received $14.5 million in proceeds from the warrant exercises. Additionally, the exercise of other equity instruments, primarily Representative and Consultant warrants, generated proceeds of approximately $2.4 million. The proceeds from all such exercises were used to complete the build-out our facilities in Halfmoon, New York; acquire equipment and materials utilized in our Gen-II processes, development of our Gen-III production, and for general operating and corporate costs.

We completed a private placement transaction on May 25, 2006, with the issuance of a $15 million Note and warrant to purchase 782,609 shares of our Common Stock. The net proceeds from the transaction after deducting financing expenses were $14.1 million. These funds are being used to complete the enhancements to and development of our Gen-II processes, continue the development of and transitioning to our next generation of production, Gen-III; and for general operating and corporate costs.

The Note contained a variety of covenants, which are typical for transactions of this type, as well as the covenant in the event that our Common Stock closes below $9.00 for ten consecutive trading days, we will deposit an amount of cash equal to 30% of the then outstanding principal amount of the Note into escrow, provided that in no event shall the total amount of escrowed funds exceed $3,000,000. Under these terms, on August 9, 2006, we deposited $3,000,000 into escrow. Once the balance of the Note fell below $10,000,000, 30% of all subsequent principal payments were released from escrow, leaving a balance of $2,564,267 at the end of 2006.

On January 19, 2007, we entered into a series of agreements with various investors as part of a restructuring and private placement transaction, providing for the sale of our Note by the Original Note Holder to the Buyer, the issuance of an additional Class A Warrant to purchase 317,394 shares of our Common Stock to the Original Note Holder, and the issuance of 2,500,000 shares of our Common Stock to the New Investors as well as the shares required to convert the Note into Common Stock, pending approval by the NASDAQ for exemption from shareholder approval. Also, on January 19, 2007, we paid $1,500,000 in cash previously held in escrow and agreed to issue 825,181 shares of our Common Stock to the Original Note Holder in payment of principal and accrued interest due on the Note as of the date of the transaction. We issued 400,000 of these shares on January 19, 2007 and 425,181 shares on January 31, 2007. The remaining escrowed funds of $1,064,267 were released to us on January 19, 2007. On February 1, 2007, we received the exemption by the NASDAQ from shareholder approval in order to issue the 2,500,000 shares of Common Stock to the New Investors, as well as the shares required to be issued to the Buyer, in order to convert the Note into Common Stock. All shares issued pursuant to this exemption were issued on February 16, 2007 at $2.00 per share, converting the entire outstanding principal balance and accrued interest on the Note into Common Stock and generating gross proceeds of $5.0 million to DayStar. These proceeds will be used to fund business operations until additional financing can be obtained.

During 2007, we expect to continue operating the Gen-II pilot production line as well as fund the development of the Gen-III process and equipment design. The Gen-II line will produce limited amounts of solar cells that will be sold to customers for product evaluation. In addition to the funds received on February 16, 2007, cash receipts from existing contracts with a New York State agency and New York State tax credits, we will require significant additional financing to implement our business plan. In order to conserve cash and extend operations while we continue to pursue additional financing, we are reducing new equipment purchases. If adequate capital resources are not available to us, we may be forced to curtail or terminate operations.

Critical Accounting Policies and Estimates

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

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

Share-Based Compensation. Prior to January 1, 2006, we accounted for stock option awards granted under our Equity Incentive Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant (other than for certain option modifications resulting in exercise prices below the fair market value at the date of modification). As permitted by SFAS 123, we reported pro-forma disclosures presenting results and earnings per share as if we had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, we follow the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

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

Derivative Stock Warrants—Certain terms in our convertible note, require that the warrants issued in conjunction with the convertible note be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, and any changes in fair value reported as a gain or loss on derivative liabilities in the Consolidated Statement of Operations. The Black-Scholes option-pricing model is used to estimate the warrant fair values.

Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

Certain reclassifications have been made to the 2005 financial information to conform to the 2006 presentation.

Product revenue. Product revenue was $3,528 for the year ended December 31, 2006. During the year, we began shipment of product in fulfillment of our contract with Blitzstrom. We are currently shipping low volumes of cells to Blitzstrom for module development and performance evaluations.

Research and development contract revenue. Research and development contract revenue was $180,000 for the year ended December 31, 2006 compared to $625,000 for the year ended December 31, 2005. Our research and development contract revenue was primarily earned as a result of achieving various milestones under an agreement with a New York State government agency. Revenue earned during the year ended December 31, 2006 primarily relates to meeting production volumes and solar cell conversion efficiencies.

Research and development expenses. Research and development expenses were $9,960,568 for the year ended December 31, 2006 compared to $3,513,860 for the year ended December 31, 2005, an increase of $6,446,708 or 183%. These expenses have increased significantly due to the increases in the number of personnel and related activities during the past year as we established Gen-II production capabilities to manufacture PV cells and increased research and development of our next generation capabilities in both New York and California. We are designing, with the intent to manufacture, prototype deposition equipment while procuring automated cell processing equipment for our next generation production line. Additionally, the implementation of SFAS No. 123(R), effective January 1, 2006, added $392,576 in share-based compensation expense for research and development personnel during the year ended December 31, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses were $6,210,645 for the year ended December 31, 2006 compared to $3,385,525 for the year ended December 31, 2005, an increase of $2,825,120 or 84%. The increase in selling, general and administrative expenses corresponded with our increase in headcount and overall increase in activity during the year. Salaries, consulting and other administrative costs increased during the year ended December 31, 2006, in order to support growth in the manufacturing and engineering areas of our business. Also included is $439,054 of restructuring charges for the year ended December 31, 2006, representing expenses incurred in connection with the restructuring and sale of our Note. Additionally, the implementation of SFAS No. 123(R), effective January 1, 2006, added $444,789 in share-based compensation expense for selling, general and administrative personnel during the year ended December 31, 2006.

Depreciation and amortization expense. Depreciation and amortization expenses were $1,758,925 for the year ended December 31, 2006 compared to $667,200 for the year ended December 31, 2005, an increase of $1,091,725. Depreciation and amortization expense increased primarily as a result of the acquisition and utilization of significant amounts of capital equipment to develop our manufacturing technologies and begin the production of PV cells.

Other income. Other income was $1,094,426 for the year ended December 31, 2006 compared to $276,436 for the year ended December 31, 2005, an increase of $817,990. Other income primarily represents refundable New York State tax credits and interest earned on investments.

Interest expense. Interest expense was $1,733,325 for the year ended December 31, 2006 compared to $91,837 for the year ended December 31, 2005, an increase of $1,641,488. The increase in interest expense was due primarily to the issuance, in May 2006, of a $15 million convertible note carrying a 7.5% interest rate. During the year ended December 31, 2006, we recorded $1,649,615 in interest expense related to the Note, of which $1,325,715 was non-cash interest and included a discount of $1,050,053 associated with the payment of principal and interest to the Original Note Holder in shares of our Common Stock and $209,860 of accrued interest at December 31, 2006. The remaining interest costs result from capital lease obligations and notes payable.

Amortization of note discount and deferred financing costs. Amortization of note discount and deferred financing costs was $4,747,806 for the year ended December 31, 2006. There was no amortization of note discount and deferred financing costs for the year ended December 31, 2005. The convertible note issued in May 2006 contained a beneficial conversion feature as well as warrants issued to the Original Note Holder. The aggregate fair value of the conversion feature and warrants, represented a discount to the Note, totaling $5,259,961 and is being amortized using the effective interest method over the life of the Note. In addition, we incurred financing costs of $1,065,216 related to this transaction. The financing costs were capitalized and are amortized over the life of the Note.

Gain on derivative liabilities. Gain on derivative liabilities was $2,692,114 for the year ended December 31, 2006. There was no gain on derivative liabilities for the year ended December 31, 2005. The warrants issued in conjunction with the convertible note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. From May 25, 2006 (the closing date of the Note) to December 31, 2006, our

Common Stock price declined which caused a reduction in the fair value of the warrant liability. This resulted in a gain on derivative liabilities of $2,692,114 for the year ended December 31, 2006.

Net loss. Our net loss was $20,441,201 for the year ended December 31, 2006 compared to a loss of $6,763,159 for the year ended December 31, 2005. The increase in net loss was due primarily to investing in engineering and manufacturing activities as we established Gen-II production capabilities to manufacture PV cells and increased activities in designing, with the intent to manufacture, prototype deposition equipment, for our next generation production line; a corresponding increase in selling, general and administrative personnel and activities to support the engineering and manufacturing efforts; and significant non-cash expenses including interest, the amortization of note discount and deferred financing costs, and share-based compensation in accordance with SFAS No. 123(R). Throughout 2007, we expect to continue to incur significant expenses related to (i) manufacturing in our Gen-II manufacturing facility, (ii) development efforts of the Gen-III manufacturing processes, and (iii) expanding operations to include our next generation manufacturing facility. We also anticipate certain non-cash charges related to our prior and current financing transactions, as well as additional share-based compensation expense in accordance with SFAS No. 123(R). Without significant product revenue anticipated, we expect to experience significant net losses throughout 2007 and until our next generation production is realized.

Liquidity and Capital Resources

Liquidity. At December 31, 2006, our cash and cash equivalents totaled $2,860,719. In May 2006, we completed a private placement offering which generated net proceeds of $14.1 million. Net cash used in operating activities was $15,318,262, primarily the result of establishing the Gen-II production capabilities to manufacture PV cells, and engineering activities in designing our next generation manufacturing equipment; as well as the selling, general and administrative expenses required to support these efforts. The development of the Gen-II process includes producing and selling limited amounts of solar cells. During 2005 and 2006, we have increasingly invested in our operations in Halfmoon, New York and more recently in Santa Clara, California, and hiring personnel to begin production of our thin-film solar cells, while developing our next generation manufacturing equipment.

Expenditures for equipment and improvement purchases for the year ended December 31, 2006 were $8,445,264. The equipment and improvements purchased were to establish our initial production lines in New York, and complete modifications to our Santa Clara, California facility to support building of our next generation manufacturing equipment.

Capital Resources. We have historically financed our operations primarily from proceeds of the sale of equity securities and revenue received under research and development contracts and grants.

We entered into a series of agreements on May 25, 2006, pursuant to a private placement transaction providing for, among other things, the issuance of the Note for aggregate net proceeds of $14.1 million and warrants for 782,609 shares of DayStar’s Common Stock. At December 31, 2006, $6,452,446 of principal has been paid on the Note, primarily utilizing shares of our Common Stock.

In addition, in August 2006 our Common Stock closed below $9.00 for ten consecutive trading days and we were required under terms of the Note to escrow funds of $3.0 million (the lesser of 30% of the then outstanding principal or $3.0 million). Once the balance of the Note fell below $10.0 million, 30% of all subsequent principal payments were released from escrow, leaving a balance of $2,564,267 at the end of 2006.

On January 19, 2007, we entered into a series of agreements with various investors as part of a restructuring and private placement transaction, providing for the sale of the Note by the Original Note Holder to the Buyer, the issuance of an additional Class A Warrant to purchase 317,394 shares of our Common Stock to the Original Note Holder, and the issuance of 2,500,000 shares of our Common Stock to the New Investors, as well as the shares required to convert the Note into Common Stock, pending approval by the NASDAQ for exemption from shareholder approval. Also, on January 19, 2007, we paid $1,500,000 in cash previously held in escrow and agreed to issue 825,181 shares of our Common Stock to the Original Note Holder in payment of principal and accrued interest due on the Note as of the date of the transaction. We issued 400,000 of these shares on January 19, 2007 and 425,181 of these shares on January 31, 2007. The remaining escrowed funds of $1,064,267 were released to us on January 19, 2007. On February 1, 2007, we received the exemption by the NASDAQ from shareholder approval in order to issue the 2,500,000 shares of Common Stock to the New Investors, as well as the shares required to be issued to the Buyer, in order to convert the Note into Common Stock. All shares issued pursuant to this exemption were issued on February 16, 2007 at $2.00 per share, thus converting the entire outstanding principal balance and accrued interest on the Note into Common Stock and generating additional gross proceeds of $5.0 million to DayStar.

During 2007, we expect to continue operating the Gen-II pilot production line as well as fund the development of the Gen-III process and equipment design. The Gen-II line will produce limited amounts of solar cells that will be sold to customers for product evaluation. In addition to the funds received on February 16, 2007, cash receipts from existing contracts with a New York State agency and New York State tax credits, we will require significant additional financing to implement our business plan. In order to conserve cash and extend operations while we continue to pursue additional financing, we are reducing new equipment purchases.

Our consolidated financial statements for the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have historically reported net losses, including a net loss of $20.4 million for the year ended December 31, 2006, and anticipate incurring losses in the future, due to the investment in research and development, building of production lines, and associated administrative costs required in order to achieve commercialization of our products utilizing our Gen-III manufacturing processes.

As discussed in the notes to our consolidated financial statements, we are in the development stage, and as such, our current business plans include expenditures to continue the development of the current manufacturing production capability and to expand development efforts for next generation production processes. These activities require us to add employees, purchase production equipment, build-out additional manufacturing facilities, and design and manufacture prototype deposition equipment. We do not believe that we can achieve profitability until development, implementation and commercialization of next generation processes are achieved. In order to fund the costs associated with such development, we will require additional financing within the next twelve months. Without additional financing, we would need to delay certain of these activities.

The proceeds received on February 16, 2007, along with cash currently on hand, will be used to fund business operations until additional financing can be obtained. Our financing options include (1) obtaining private equity funding, (2) evaluating the likelihood of converting the Class B public warrants to Common Stock, (3) completing a secondary public offering, (4) obtaining debt financing and (5) increasing government grant and other contract revenue. Such financing may not be available to us on terms that are acceptable to us, if at all, and any new equity financing may be dilutive our stockholders.

If we are unable to raise sufficient capital, liquidity problems will cause us to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These factors raise substantial doubt as to our ability to continue operations as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Commitments. At December 31, 2006, we had outstanding approximately $520,000 of purchase orders for equipment and improvements. Other material commitments include rental payments under operating leases for office space and equipment. These commitments are discussed further in the Commitments and Contingencies footnote to our consolidated financial statements.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases and certain other commitments entered into in the ordinary course of business.

We lease approximately 32,000 square feet of office and manufacturing space in Halfmoon, New York. We lease 18,000 square feet in one location under a five year lease that commenced July 1, 2004 for $9,750 per month. In a second location in the same corporate park, we lease 5,500 square feet of office space under a forty-five month lease that commenced October 1, 2005 for $5,769 per month. In a third location also in the same office park, we lease 8,500 square feet of manufacturing and office space under a sixty month lease that commenced June 1, 2006 for $5,590 per month. This lease may be terminated at our option at the completion of the eighteenth month. We also lease 50,000 square feet of factory and office space in Santa Clara, California under a fifty-one month lease that commenced June 2006, for $18,144 per month. We also maintain leases for various office equipment.

As discussed under Commitments, at December 31, 2006 we had outstanding approximately $520,000 of purchase orders for equipment and improvements.

Risk Factors

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment.

In assessing these risks you should also refer to the other information contained in or incorporated by reference to this Annual Report on Form 10-KSB, including our financial statements and the related notes.

Risks Relating to Our Business

We may be unable to raise additional capital to complete our development, manufacturing and commercialization plans and the failure to do so will significantly harm our business plans, prospects, results of operations and financial condition. We expect that our available cash will only be sufficient to finance our Gen-II activities through mid-2007. Without additional financing, we would need to delay certain of these activities. In order to conserve cash and extend operations while we continue to pursue additional financing, we may be required to reduce new equipment purchases. We do not believe that we will become profitable through our Gen-II activities and we believe we will need to develop, implement and commercialize Gen-III processes in order to realize profitability. Commercializing Gen-III products and processes is dependant on a number of factors, including further product and manufacturing process development; development of large-scale production capabilities; completion, refinement and management of our supply chain; completion, refinement, and management of our distribution channel; and further work on standards critical to consumer acceptance. All of this will be expensive and require capital resources that are in excess of current resources, requiring additional funds to meet production development. Additional financing will likely cause dilution to our stockholders and could involve the issuance of securities with rights senior to the outstanding shares of Common Stock. There is no assurance that such funds will be sufficient, that the financing will be available on terms acceptable to us and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business. If we cannot raise necessary capital, and on favorable terms, it could significantly harm our business plans, prospects, results of operations and financial condition.

Since our inception, we have incurred net losses and anticipate continued net losses. If we do not become profitable and sustain profitability, it will harm our business plans, prospects, results of operations and financial condition. Since our inception we have incurred net losses, including a net loss of $20.4 million in 2006, and have negative cash flows from operations. As a result of ongoing operating losses, we have an accumulated deficit of $34,490,743 as of December 31, 2006. We expect to continue to incur losses over at least the next year, and may never become profitable. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase in the near future as we continue to develop our manufacturing technologies and our sales and distribution network, implement internal systems and infrastructure, and hire additional personnel. As we do not expect to become profitable until after Gen-III is in production, we will be unable to satisfy our current obligations solely from cash generated from operations. If, for any reason, we are unable to make required payments under our debt obligations, one or more of our creditors may take action to collect their debts. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate or combine with a company with greater financial resources in a transaction that may also be unfavorable to us.

Our auditors have included a paragraph in their opinion that accompanies our audited consolidated financial statement as of December 31, 2006, indicating that our net losses and deficits raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may not successfully develop products or manufacturing processes for Gen-III in the timeframes we have discussed, if ever, and any significant delays or the failure to do so will harm our business plans, prospects, results of operations and financial condition. We expect our manufacturing development work to continue on our Gen-II production line throughout 2007, during which time we will be developing manufacturing processes for Gen-III. Gen-III technology is a new technology with many technical, engineering and process challenges that still remain unsolved. There may be technical barriers to development of Gen-III products and processes. Development of products and manufacturing processes for Gen-III may not succeed or may be significantly delayed. The Gen-III thin-film solar cells will be produced through a manufacturing process that has not yet been constructed or tested on a commercial scale specific to the solar cell industry. If we fail to successfully develop our thin-film manufacturing process, or if there are significant delays in development, we are unlikely to recover those losses, which may make it impossible for us to make sales of products or become profitable, which could significantly harm our business plans, prospects, results of operations and financial condition.

We have limited experience manufacturing solar cells on a commercial basis. If we do not acquire the necessary manufacturing capabilities, it will harm our business plans, prospects, results of operations and financial condition. To date, we have focused primarily on small scale manufacturing, research and development and have limited experience manufacturing solar cells on a commercial basis. We are continuing to develop our manufacturing capabilities and processes. We do not know whether the processes we have developed thus far will be capable of supporting large-scale manufacturing, or whether we will be able to develop the other processes necessary for large-scale manufacturing of solar cells that meet the requirements for cost, schedule, quality, engineering, design, production standards and volume requirements. Failure to develop or procure such manufacturing capabilities will significantly harm our business plans, prospects, results of operations and financial condition.

We currently sell Gen-II solar cells at a loss. If we are unable to reduce the costs of Gen-III solar cells, it will significantly harm our business plans, prospects, results of operations and financial condition. We may not be able to achieve our manufacturing cost targets for our solar cells, which could prevent us from ever becoming profitable. If we cannot achieve our targeted unit production costs or if we experience difficulties in our pilot manufacturing process, such as capacity constraints, quality control problems or other disruptions, we may not be able to manufacture our products at acceptable costs, which would eliminate our ability to effectively enter the market. If we cannot reduce our costs through economies of scale, improvements in manufacturing processes and engineering design, or technology maturation, it will significantly harm our business plans, prospects, results of operations and financial condition.

In order to meet our commercialization goals, we are experiencing rapid change and growth. If we fail to manage this change and growth effectively it will harm our business plans, prospects, results of operations, cash flows and financial condition. The development of our Gen-III manufacturing technology will place a significant strain on our managerial, financial and personnel resources. To reach our goals, we will need to successfully recruit, train, and manage new employees; develop our manufacturing capabilities; integrate new management and employees into our overall operations; and establish improved financial and accounting systems. If we fail to manage the expansion of our business effectively, it will harm our business, results of operations and financial condition.

Our products have never been sold on a mass market commercial basis and we do not know whether they will be accepted by the market. If our products are not accepted by the market, it will harm our business plans, prospects, results of operations and financial condition. Our products, if developed, may not achieve market acceptance. The development of a successful market for our proposed products and our ability to sell our products at a lower price per watt may be adversely affected by a number of factors, many of which are beyond our control, including but not limited to:

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

If our proposed products fail to gain market acceptance, it will harm our business plans, prospects, results of operations and financial condition.

If we experience significant delays, cost over runs and technical difficulties in installing manufacturing capacity, it will harm our business plans, prospects, results of operations and financial condition. Completing the installation of equipment in our Halfmoon, NY manufacturing facility may require significant additional investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of delays, equipment problems, cost overruns and other start-up and operating difficulties. Our manufacturing processes use both off-the-shelf and custom-built equipment. While most of the Halfmoon, NY manufacturing facility equipment has been received, this equipment may take longer and cost more to debug than planned and may never operate as designed. If we experience any of these or similar difficulties, we may be unable to complete our pilot manufacturing lines. Without our manufacturing line, we would likely have no manufacturing capacity, revenues or earnings, and you would lose your entire investment.

We were formed in 1997 and have a very limited operating history and history of financial results. Our inexperience may cause you to lose your investment. There is little meaningful historical financial or other information available upon which you can base your evaluation of our business and prospects. We have not begun commercial production, and at this stage of business plan implementation, we have less insight into how market and technology trends may affect our business. The revenue and income potential of our business is unproven. As a result, you should consider our business and prospects in light of our lack of operating history and the challenges that we will face as an early-stage company seeking to develop a new manufacturing process. If we are not able to develop our business, we will not be able to achieve our goals and could suffer economic loss or collapse, in which case you may lose your entire investment.

Our leadership team and board of directors have limited experience working with one another and if they do not work together effectively, it could harm our business plans, prospects, results of operations and financial condition. Our executive officers, board of directors and key employees have worked together for a limited period of time. If our management team cannot successfully work together, if they fail to develop a thorough understanding of our business on a timely basis, or if they prove unable to meet the demands of running a public company, it could harm our business, prospects, financial condition and results of operations.

Our success depends on the continuing efforts and abilities of Dr. Stephan DeLuca, our Chief Executive Officer. The loss or ineffectiveness of Dr. DeLuca could harm our business plans, prospects, results of operations and financial condition. In addition, our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. The loss of services of any of our key personnel, the inability to attract or retain key personnel in the future, or delays in hiring required personnel, could materially harm our business and results of operations. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them.

The scope of our patent protection may be insufficient to protect our intellectual property. If we have failed to adequately protect our intellectual property through patent or other means, it could harm our business plans, prospects, results of operations and financial condition. The scope of our patent protection is uncertain. We cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. Patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States. We cannot ensure that:

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

We may be involved in intellectual property litigation that causes us to incur significant expenses or prevents us from selling our products, which could harm our business plans, prospects, results of operations and financial condition. Hundreds of solar cell patents have been issued worldwide. Many of these patents are broadly written and encompass basic and fundamental theories of how solar cells should or could work. As we continue to develop our technology, our designs may infringe the patent or intellectual property rights of others. Whether our technology infringes or not, we may become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others. We may also commence lawsuits against others who we believe are infringing upon our rights. Involvement in intellectual property litigation could result in significant expense to DayStar, adversely affecting the development of sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant or plaintiff in any such litigation, we may, among other things, be required to:

•	Pay substantial damages;

•	Cease the development, manufacture, use, sale or importation of products that infringe upon other patented intellectual property;

•	Expend significant resources to develop or acquire non-infringing intellectual property;

•	Discontinue processes incorporating infringing technology; or

•	Obtain licenses to the infringing intellectual property.

We cannot guarantee that we would be successful in such development or acquisition or that such license would be available upon reasonable terms. Any such development, acquisition or license could require the expenditure of substantial time and other resources and could harm our business plans, prospects, results of operations and financial condition.

Our competitors may develop a cheaper, better product and bring that product to market faster than we can. If they do, we may never be able to sell product, or our market share may be significantly reduced, which will harm our business plans, prospects, results of operations and financial condition. If we do not create a competitive solar cell product or manufacturing process or we are late to market, it will harm our business plans, prospects, results of operations and financial condition. The target markets for the products we are developing are competitive. We expect competition from numerous companies in each of the markets in which we intend to participate. Our competition consists of major international energy and chemical companies, such as BP Solar, and specialized electronics firms, such as Sharp Corporation and Kyocera Corporation. Many of our competitors are more established, benefit from greater market recognition and have substantially greater financial, development, manufacturing and marketing resources. In addition, there are a variety of competing technologies currently in the market and under development, any one of which could achieve manufacturing costs per watt lower than our manufacturing technology. Failure to get to market with the most cost competitive product before our competitors would harm our business plans, prospects, results of operations and financial condition.

Risks Related to Our Private Placement of Senior Convertible Note and Warrants and Offering

In order to raise sufficient funds to continue operations, we may have to issue additional securities at prices which may result in substantial dilution to our shareholders. If we raise additional funds through the sale of equity or convertible debt, current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of Common Stock outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our Common Stock. We cannot assure that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

The shares issuable upon exercise of the Warrants issued to the Original Note Holder are required to be registered with the Commission. We are subject to adverse consequences if the shares are not registered with the Commission within defined time periods. The Registration Rights Agreement with the Original Note Holder requires us to file a registration statement for the resale of the 317,394 shares issuable upon exercise of the Class A Warrant. The registration statement must be filed within 30 days of January 19, 2007, must be declared effective by the Commission within 120 days (or 90 days if there is no review of the registration statement by the Commission), and must remain effective and available for use until earlier of the date the Original Note Holder can sell all of the securities covered by the registration statement without restriction pursuant to SEC Rule 144(k) and the date all of such securities have been sold pursuant to the registration statement. If the we fail to meet the deadlines for the filing or the effectiveness of the registration statement or, subject to certain “grace periods” periods of up to 10 consecutive days (but no more than 30 days in any 365-day period), if the registration is unavailable after it becomes effective, we are required to pay monthly liquidated damages of $25,000 until such failure is cured. The total penalties payable for failure to have a registration statement declared effective are capped at $100,000.

The shares issued to the Buyer upon conversion of the Note are required to be registered with the Commission. We are subject to adverse consequences if the shares are not registered with the Commission within defined time periods. The Registration Rights Agreement with the Buyer requires us to file a registration statement for the resale of the shares issuable upon conversion of the Note. The registration statement must be filed within 5 days after we receive stockholder approval for the issuance of such shares or exemption from NASDAQ from such requirement, must be declared effective by the Commission within 120 days (or 90 days if there is no review of the registration statement by the Commission), and must remain effective and available for use until earlier of the date the date all of such securities have been sold pursuant to the registration statement or the second anniversary of the date of the conversion of the Note. If we fail to meet the deadlines for the filing or the effectiveness of the registration statement, we are required to pay monthly liquidated damages of 1% of the outstanding principal amount of the Note plus accrued interest thereon until such failure is cured. The total penalties payable for failure to have a registration statement declared effective are capped at 12%.

The shares issued to the New Investors are required to be registered with the Commission. We are subject to adverse consequences if the shares are not registered with the Commission within defined time periods. The Registration Rights Agreement with the New Investors requires us to file a registration statement for the resale of the shares issuable pursuant to the Securities Purchase Agreement. The registration statement must be filed within 5 days after we receive stockholder approval for the issuance of such shares or exemption from NASDAQ, must be declared effective by the Commission within 120 days (or 90 days if there is no review of the registration statement by the Commission), and must remain effective and available for use until earlier of the date the date all of such securities have been sold pursuant to the registration statement or date as of which all New Investors may sell all the Shares without restriction pursuant to Rule 144(k) of the Securities Act (or any successor rule thereto). If we fail to meet the deadlines for the filing or the effectiveness of the registration statement, we shall pay monthly to each New Investor an amount in cash equal to 1% of the aggregate purchase price paid by such New Investor until such failure is cured but in no event will we be liable for liquidated damages under this Registration Rights Agreement in excess of 1% of the aggregate purchase price of the New Investors in any 30-day period and the maximum aggregate liquidated damages payable to a New Investor under this Registration Rights Agreement shall be twelve percent (12%) of the aggregate purchase price paid by such New Investor pursuant to the Securities Purchase Agreement.

Our Common Stock could be subject to extreme volatility. Our Common Stock is currently traded on the NASDAQ Capital Market. The trading volume of our Common Stock each day is relatively low. Because of this limited liquidity, stockholders may be unable to sell their shares. Moreover, this means that sales or purchases of relatively small blocks of our Common Stock can have a significant impact on the price at which our Common Stock is traded. The trading price of our Common Stock has, from time to time, fluctuated widely and may be subject to similar fluctuations in the future. The trading price of our Common Stock may be affected by a number of factors, including events described in the Risk Factors set forth in this prospectus, as well as our operating results, financial condition, public announcements by us, general conditions in the solar cell industry, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our Common Stock. These fluctuations may have a negative effect on the market price of our Common Stock.

The influx of additional shares of our Common Stock into the market may create downward pressure on the trading price of our Common Stock. The initial sale or secondary resale of significant amounts of our Common Stock in the public markets could have an adverse effect on the market price of our Common Stock. As a result, you may lose all or a portion of your investment and we may experience difficulty in selling our equity securities in the future at prices that we deem to be appropriate. Due to the significance of the number of shares of Common Stock being registered, as compared to our presently outstanding shares, the entry of those shares into the public market or the mere expectation of the entry of those shares into the market, could adversely affect the market price of our Common Stock and could impair our ability to obtain capital through securities offerings.

The significant downward pressure on the market price of our Common Stock that would result from the sale of a significant amount of such shares of Common Stock could also encourage “short sales.” These “short sales” occur when an investor commits to sell a security that he or she does not own at the time such commitment is made, but that the investor hopes to buy in earnest at a lower price in the future before he or she must deliver the security to the counterparty on the original sale. Investors typically engage in short selling when they believe that the price of the underlying security will decline before the time of settlement. In the event of a significant increase in short selling of our Common Stock, other investors may interpret such increase as a sign that the market price of our Common Stock will decline, causing further downward pressure on the market price.

Substantial Voting Power May be Concentrated in the Hands of Certain Stockholders. Upon conversion of the Note, the Buyer acquired 3,050,203 shares of our Common Stock. This amount equates to approximately 21% of our outstanding Common Stock, after giving effect to such issuance and the other transactions contemplated hereby. One of the New Investors owns 1,500,000 shares of our Common Stock.

As long as the Class A Warrants and Class B public warrants are outstanding, it may limit our ability to raise additional funds. During the term that the Class A Warrants and the Class B public warrants are outstanding, the holders of those warrants are given the opportunity to profit from a rise in the market price of our Common Stock. In addition, the Class A and the Class B public warrants are not redeemable by us. We may find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may be able to obtain additional equity capital on more favorable terms from other sources.

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

Item 8A.    Controls and Procedures

DayStar’s Chief Executive Officer and Controller, acting Chief Accounting Officer, have reviewed the disclosure controls and procedures relating to us at December 31, 2006 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about our financial and operational activities were made known to them. There were no changes in internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Item 8B.    Other Information

None.

PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The following table sets forth certain information about each of the members of the Board of Directors and each executive officer.

Name	Age	Positions	Director Since	Expiration of Current Term
Directors
Randolph A. Graves, Jr.(1)(3)(4)	68	Chairman and Lead Director	2003	2007
Stephan J. DeLuca	51	Director and Chief Executive Officer	2006	2007
John R. Tuttle	47	Director	1997	2007
Robert G. Aldrich(1)(2)(4)	66	Director	2003	2007
Steven C. Argabright(2)(3)	64	Director	2005	2007
Kelly A. Lovell(2)(3)	47	Director	2005	2007
Scott M. Schecter(1)(4)	50	Director	2005	2007

Executive Officers
Steven Aragon	45	Vice President, Engineering
John J. McCaffrey	55	Vice President, Manufacturing
Thomas A. Polich, Esq.	51	Chief Legal Officer and Secretary
Terence W. Schuyler	48	Vice President, Sales and Marketing
Robert E. Weiss	51	Vice President, Advanced Technologies

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Member of the Executive Committee.

Directors

Randolph A. Graves, Jr. Dr. Graves joined us as a director in October 2003, was appointed to Lead Director on October 19, 2006 and on January 22, 2007 he was appointed Chairman of the Board. From 1991 to 2005, Dr. Graves has served as Executive Consultant with Graves Technology Inc. and since 2002 has served as the acting Chief Financial Officer of Eurotech, Ltd. Eurotech is a public company that acquires, develops and markets chemical and electronic technologies and products for use in environmental and security markets. Dr. Graves previously served as Eurotech’s Chairman and Chief Executive Officer, and prior to joining Eurotech was the President of Graves Technology, Inc. Dr. Graves was formerly the President and Chief Executive Officer of Mosaic Multisoft Corp., a Research Leader at NASA Langley Research Center, and Director, Aerodynamics Division, at NASA headquarters in Washington, D.C. Dr. Graves received his B.S. and M.S. degrees from Virginia Polytechnic Institute and State University, his Master of Management from Stanford University’s Graduate School of Business, and his D.Sc. from George Washington University.

Stephan J. DeLuca. Dr. DeLuca was appointed as a director on October 10, 2006 and as our Chief Executive Officer on November 27, 2006. Dr. DeLuca joined DayStar in April 2006 as our Chief Operating Officer. From January 2001 to April 2006, Dr. DeLuca was Vice President, Worldwide Sales and Business Development for INFICON Holding AG (“INFICON”), a leading developer, manufacturer and supplier of innovative vacuum instrumentation, critical sensor technologies, and process control software for the semiconductor and related industries. Dr. DeLuca joined INFICON in January 1991 as Product Manager for Gas Analysis products. In 1994, he assumed responsibility for the start up of INFICON’s Environmental Health and

Safety (“EHS”) business unit, and from May of 2000 through December 2002 he managed INFICON’s Asia Sales operations, based in Taiwan. Dr. DeLuca holds a Ph.D. in Applied Chemistry from the Colorado School of Mines, an MBA from Syracuse University, a MS in Geochemistry from the Colorado School of Mines, and a B.A. in Chemistry from University of California, San Diego.

John R. Tuttle. Dr. Tuttle served as our Chairman of the Board from October 2003 to January 2007. Dr. Tuttle is a co-founder of DayStar, and served as Chief Executive Officer and President from 1997 through 2006. From 1986 to 1996, Dr. Tuttle held the position of Senior Scientist at the National Renewable Energy Laboratory, where he was responsible for process and device development activities relating to thin-film solar cells. Dr. Tuttle received his B.S. in Engineering Physics from Cornell University, his M.S. in Physics from the Colorado School of Mines, and his Ph.D. in Electrical Engineering from the University of Colorado.

Robert G. Aldrich. Dr. Aldrich joined us as a director in October 2003. From 2000 to the present, Dr. Aldrich has served as Chief Executive Officer and Chairman of Dirigo Energy, Inc., dba Now Power, a private energy-related risk management company. From 1995 to 2000, Dr. Aldrich was the Chief Executive Officer of Tailored Energy, Inc., which provided executive and consulting support to various businesses. From 1997 to 2000, Dr. Aldrich served as a director for TTI Technologies, Inc., from 1998 to 2000, he was the Chairman of Burstpower, Inc., and from 1999 to 2000, Dr. Aldrich was the President of Commercial Operations for Solo Energy Corp. Dr. Aldrich has served as Group Vice President for the Electric Power Research Institute. Dr. Aldrich holds a Ph.D. in Solid State Science and Technology from Syracuse University, and a Bachelor of Materials Engineering from Rensselaer Polytechnic Institute.

Steven C. Argabright. Mr. Argabright joined us as a director in November 2005. From 1998 to 2006, Mr. Argabright had been with Fuel Tech, Inc. a company active in the worldwide development, commercialization and application of technologies for air pollution control, process optimization, and advanced engineering services. In March 2006 he was appointed Fuel Tech, Inc.’s Vice Chairman of the board; and from 1998 to March, he served as a director and the President and Chief Operating Officer. From 1996 to 1998, he was President and Chief Executive Officer of Nalco Fuel Tech, a joint venture between Fuel Tech, Inc. and Nalco Chemical Company. From 1990 to 1996 he was Vice President of Nalco Fuel Tech. He earned his Bachelor of Science in the field of Chemical Engineering from the University of California at Berkeley, and served in the United States Marine Corps from 1965–1969, achieving the rank of Captain.

Kelly A. Lovell. Ms. Lovell joined us as a director in January 2005. From December 2006 to Present, she has served as President and CEO of International Business Development Group—the Americas Division (a division of International Business Development Group, Ltd. U.K.). She is responsible for directing a network of international consultants and working with both private industry and government entities to secure foreign direct investment and expand international trade opportunities. From 2000 to December 2006, she served as President and Chief Executive Officer of the Center for Economic Growth, serving upstate New York’s Tech Valley. In her capacity as President and Chief Executive Officer, she collaborated with elected state and federal officials, business, academic and community leaders to promote the growth of the Upstate New York “Tech Valley” region through accomplishment of strategic initiatives, industry attraction and the provision of technology and manufacturing outreach. She also serves on the Capital District Physicians’ Health Plan Board of Directors, the Hudson Valley/Capital Region Board of Directors for HSBC Bank, the Board and Executive Committee of Gilda’s Club of the Capital Region, the Harriman Research & Technology Development Corporation Board and is a Trustee of Siena College.

Scott M. Schecter. Mr. Schecter joined us as a director in January 2005. Since April 2004, Mr. Schecter has served as the Chief Financial Officer of HydroGen Corporation, a company in the business of designing and manufacturing air-cooled Phosphoric Acid Fuel Cell power generation systems. From 1994 to 2004, Mr. Schecter, a CPA, served as Vice President, Chief Financial Officer and Treasurer of Fuel-Tech N.V. He also served as Chief Financial Officer of Clean Diesel Technologies, Inc., a publicly-traded development stage company in the specialty chemical business from 1995 through 1999. In 1990, Mr. Schecter participated in a management buyout of American Vision Centers, Inc., a consumer products company, and served as that company’s Senior Vice President and Chief Financial Officer through January 1994. He received his Bachelor of Science degree in Accounting with Distinction from State University of New York at Albany and an MBA with a double major in Finance and Entrepreneurial Management from The Wharton School, University of Pennsylvania.

Audit Committee

The Audit Committee of our Board of Directors is composed of three non-employee directors who meet the independence standards of the NASDAQ Stock Market. The members of the Audit Committee are Scott M. Schecter, Chair, Robert G. Aldrich and Randolph A. Graves, Jr. Our Board has determined that Mr. Schecter qualifies as an “audit committee financial expert” under federal securities laws, by virtue of his relevant experience, and is independent under the applicable requirements of the Securities Exchange Act of 1934.

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

Thomas A. Polich, Esq. Mr. Polich has served as our Chief Legal Officer and Secretary since November 2006. Mr. Polich served as our General Counsel from April 2005 and Assistant Secretary from September 2005 through October 2006. From October 2004 to April 2005, he served as a consultant to the company. Mr. Polich has intermittently served as DayStar’s outside counsel since 1996. Beginning in early 2003 and until its merger in September 2004, Mr. Polich was Corporate Counsel to Evergreen Resources, Inc. Between 1989 and 2003, Mr. Polich was in private practice emphasizing business, telecommunications and regulatory law, including international and domestic transactions and intellectual property law. In 2004, Mr. Polich declared bankruptcy resulting from the collapse of his telecommunication practice in conjunction with the industry collapse. He holds a Juris Doctorate from the University of Denver, College of Law 1988, with special training at the National University of Singapore, and a BA from the University of Colorado, Boulder in Environmental Conservation, 1978.

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

Robert E. Weiss. Mr. Weiss joined as our Vice President of Advanced Technologies in March 2006. Mr. Weiss joined the Company in January 2006 as our Director—Equipment Development Group. From September 2005 to January 2006, he served as a consultant to the Company. From 1992 to 2005 he was with Intevac, Inc., a supplier of thin film deposition manufacturing equipment, most recently serving as their Chief Technology Officer where he led hardware and process development teams in commercializing tools used in the production of plasma and polysilicon displays, hard disks, and low light cameras. Mr. Weiss has a B.A. in English and Psychology from Grinnell College, Iowa.

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

Director Compensation

Non-employee directors receive an annual fee of $6,000 per year payable quarterly in arrears, plus a $1,000 meeting fee for each meeting of the board of directors or a board committee the director attends. In addition, upon election to the board, non-employee directors received a fully vested option to purchase 6,000 shares of our Common Stock under our 2006 Plan. For each completed year of service as a director, non-employee directors are granted a fully vested option to purchase 4,500 shares of our Common Stock after the annual meeting of stockholders. In addition to the above, the audit committee chairman receives an annual fee of $4,000 per year payable quarterly in arrears, and an additional $1,000 fee for each audit committee meeting held, and the lead director receives an additional $1,000 fee for each executive committee meeting held.

The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered to DayStar during the year ended December 31, 2006:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Randolph A. Graves, Jr.	$28,500	$29,880	$58,380
Robert G. Aldrich	29,500	29,880	59,380
Steven Argabright	24,500	—	24,500
Kelly A. Lovell	25,500	51,785	77,285
Scott M. Schecter	34,500	51,785	86,285

(1)

Represents fair market value of options granted during the year ended December 31, 2006, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 4, Share Based Compensation, of our consolidated financial statements. At December 31, 2006, Dr. Graves owned 12,000 options, Dr. Aldrich owned 18,000 options, Mr. Argabright owned 6,000 options, and Ms. Lovell and Mr. Schecter each owned 10,500 options.

In addition to the fees listed above, we reimburse the directors for their travel expenses incurred in attending meetings of the Board or its committees, as well as for fees and expenses incurred in attending director education seminars and conferences. The directors do not receive any other compensation or personal benefits.

Employment Agreements

Each executive officer serves at the discretion of our board of directors. On April 3, 2006, we entered into employment contracts with all of our executive officers at the time, effective April 1, 2006. Each agreement has an initial term of three-years. The agreements automatically extend for subsequent one-year periods on the anniversary date unless either party gives the other 90 days written notice prior to the anniversary date of the intent not to renew the agreement. Under the employment agreement, the executive officer is entitled to participate in an annual bonus and management incentive program and to benefits offered to other similarly situated employees as established by the Board from time to time.

We entered into an employment agreement with Stephan J. DeLuca as our Chief Operating Officer on April 10, 2006. His base salary was $200,000. The agreement has an initial term of three-years. The agreement automatically extends for subsequent one-year periods on the anniversary date unless either party gives the other 90 days written notice prior to the anniversary date of the intent not to renew the agreement. Dr. DeLuca was appointed Chief Executive Officer in November 2006 and on January 22, 2007, the compensation committee of the board of directors amended Dr. DeLuca’s employment agreement to formally reflect his new role with DayStar. Pursuant to the amendment, Dr. DeLuca will report directly to the board of directors and is entitled to receive an annual base salary of $250,000, an automobile allowance of up to $10,000, and shares of the Company’s Common Stock based on the achievement of milestones to be agreed upon by DayStar and Dr. DeLuca by March 1, 2007.

Under each employment agreement, each executive officer’s base salary is as follows:

Name	Position	Base Salary(1)
Stephan J. DeLuca	Chief Executive Officer	$250,000
John R. Tuttle	Former President and Chief Executive Officer	$200,000
Stephen A. Aanderud	Former Chief Financial Officer and Secretary	$160,000
Steven Aragon	Vice President, Engineering	$150,000
John J. McCaffrey	Vice President, Manufacturing	$169,500
Thomas A. Polich	Chief Legal Officer and Secretary	$175,000
Terence W. Schuyler	Vice President, Sales and Marketing	$140,000
Robert E. Weiss	Vice President, Advanced Technologies	$175,000

(1)	Base salary refers to the contract stated amounts which are subject to increase in the normal course of business from time to time.

Under each employment agreement, the executive officer is entitled to participate in an annual bonus and management incentive program and to benefits offered to other similarly situated employees as established by the Board from time to time.

The executive officer may terminate his employment agreement for “good reason”. We may terminate each agreement at any time for “cause” or in the event of the executive officer’s disability or death. If we terminate for “cause”, the executive officer’s obligations cease after a specific termination procedure process. If we terminate “without cause” or the executive officer terminates for “good reason”, the executive officer is entitled to one year base salary, plus the amount of incentive compensation paid in the prior year under the applicable incentive program. In the event that the agreement is terminated because of death, all obligations to the executive officer immediately cease, except for benefits accrued to date. In the event of disability preventing the executive officer from substantially performing his duties, we may terminate for “cause”.

If the executive officer’s contract is terminated after a “change in control”, the executive officer is entitled to a multiple of base salary, plus the maximum amount of incentive pay under the management incentive program. In addition, all unvested warrants, options or restricted stock then held by executive, if any, shall vest automatically on the termination of executive’s employment. Dr. Tuttle’s multiple is 2.75, Dr. DeLuca and

Mr. Polich’s multiple is 2.50. Dr. Aragon, Mr. McCaffrey, Mr. Schuyler and Mr. Weiss’s multiple is 2.0. A “change in control”, as defined, includes (a) a consolidation or merger in which the Company is not the continuing or surviving corporation, (b) a recapitalization in which any person becomes the 50% owner, (c) any transaction in which substantially all the assets of the corporation are to be liquidated, and (d) any person becoming the beneficial owner of more than 50% of our voting power. Each Agreement contains an eighteen (18) month non-competition and non-solicitation provision that restricts each executive officer from engaging in or being associated with any person or entity that engages in or plans to engage in the design, development, invention, implementation, application, manufacture, production, marketing, sale or license of any product or service in the direct competition with the Company’s products or services. For purposes of the agreement, our products or services are defined as CIGS-based PV products manufactured by a continuous process and/or on a flexible media.

Under the agreement the parties are compelled to engage in Arbitration to resolve any disputes. The agreements are governed by New York Law.

On October 1, 2006, we entered into a Transition Agreement with Stephen A. Aanderud which terminated and superseded the provisions of Mr. Aanderud’s Amended and Restated Employment Agreement executed on April 1, 2006, as part of his resignation as officer and employee effective November 15, 2006, and retained his services as an Independent Contractor through December 31, 2007. Compensation under the transition agreement included accrued and unpaid vacation time, three months salary as severance pay, and the immediate vesting of options that granted under the Equity Incentive Plan with exercise prices of less than $10 that would vest by December 31, 2007. Mr. Aanderud’s right to exercise all vested options expires on December 31, 2007, and Mr. Aanderud retains all rights to restricted stock vesting through December 31, 2007, as long as his Independent Contractor status is maintained.

Dr. John R. Tuttle resigned from employment with us effective January 22, 2007. We entered into an agreement with Dr. Tuttle setting forth terms of resignation, including $45,000 earned under our 2006 Management Incentive Plan; the payment of benefits and vesting of any unvested options or restricted stock that would vest during the twelve months following the cessation of Dr. Tuttle’s employment agreement; and severance pay of $265,000, which will be paid out over eighteen months, beginning in February 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal 2006, appear to have been complied with to the best of our knowledge.

Item 10.    Executive Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our named executive officers for services rendered in all capacities to DayStar during the year ended December 31, 2006.

Summary Compensation Table

Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Stock Incentive Plan Comp. ($)		All Other Comp. ($)		Total ($)
Stephan J. DeLuca Chief Executive Officer	$146,154	—	$659,425	(1)	$33,200	(2)	$32,154	(3)	$48,201	(4)	$919,134

John R. Tuttle Former President and Chief Executive Officer	$210,000	—	$54,813	(1)	$83,000	(2)	$45,000	(3)	$15,095	(4)	$407,908

John J. McCaffrey Jr. Vice President Manufacturing	$168,589	—	$472,825	(1)	$33,200	(2)	$27,817	(3)	$12,474	(4)	$714,905

Robert E. Weiss Vice President Advanced Technologies	$179,999	—	$260,676	(1)	$21,580	(2)	$29,700	(3)	$2,605	(4)	$494,560

(1)

Represents the total fair market value on the date of grant, of restricted stock granted during the year ended December 31, 2006. All restricted stock grants vest one-fourth per year on the anniversary of the grant date. Amounts listed do not represent the actual current fair value of the shares granted.

(2)

Represents fair market value of options granted during the year ended December 31, 2006, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 4, Share Based Compensation, of our consolidated financial statements.

(3)	Represents amounts earned as of December 31, 2006 under our 2006 Management Incentive Program which will be paid in 2007, subject to final Board approval.
(4)	All other compensation for 2006 consists of medical premiums paid by us, relocation costs, a car allowance, and patent incentives.

	Medical Premiums	Relocation Costs	Car Allowance	Patent Incentive
Stephan J. DeLuca	$4,091	$44,110	$—	$—
John R. Tuttle	4,432	—	4,463	6,200
John J. McCaffrey Jr.	12,474	—	—	—
Robert E. Weiss	2,605	—	—	—

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers at December 31, 2006.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested($)
	Exercisable	Unexercisable
John R. Tuttle	7,500	12,500	12,500	14.85	6-21-2015	—	—	—	—
	—	12,500	12,500	8.77	6-19-2016	—	—	—	—
	—	—	—	—	—	—	—	6,250	$23,375	(1)

Stephan J. DeLuca	—	5,000	5,000	8.77	6-19-2016	—	—	—	—
	—	—	—	—	—	—	—	50,000	187,000	(1)
	—	—	—	—	—	—	—	2,500	9,350	(1)

John J. McCaffrey, Jr.	—	5,000	5,000	8.77	6-19-2016	—	—	—	—
	—	—	—	—	—	—	—	30,000	112,200	(1)
	—	—	—	—	—	—	—	2,500	9,350	(1)

Robert E. Weiss	—	3,250	3,250	8.77	6-19-2016	—	—	—	—
	—	—	—	—	—	—	—	15,000	56,100	(1)
	—	—	—	—	—	—	—	14,125	52,828	(1)

(1)	Based on closing price of DayStar’s Common Stock on December 31, 2006 of $3.74.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of February 1, 2007, with respect to the beneficial ownership of the our Common Stock by each person who is known to us to be the beneficial owner of more than five percent of our outstanding Common Stock by each nominee for director, by the named executive officers, and by all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting power and sole investment power.

Name and Address of Beneficial Owner	Class of Securities Owned	Number of Shares Beneficially Owned	Percent of Class
John R. Tuttle(1)(5) 13 Corporate Drive Halfmoon NY 12065	Common	420,743	4.9

Stephan J. DeLuca(5) 13 Corporate Drive Halfmoon NY 12065	Common	52,500	*

Steven Aragon(1)(5) 13 Corporate Drive Halfmoon NY 12065	Common	48,112	*

Thomas A. Polich(1)(2)(5) 13 Corporate Drive Halfmoon NY 12065	Common	32,306	*

Terence W. Schulyer(1)(5) 13 Corporate Drive Halfmoon NY 12065	Common	24,083	*

John J. McCaffrey Jr. 13 Corporate Drive Halfmoon NY 12065(5)	Common	32,500	*

Robert Weiss(5) 13 Corporate Drive Halfmoon NY 12065	Common	35,925	*

Robert G. Aldrich(3) 13 Corporate Drive Halfmoon NY 12065	Common	18,000	*

Steven C. Argabright(3) 13 Corporate Drive Halfmoon NY 12065	Common	10,500	*

Randolph A. Graves, Jr.(3) 13 Corporate Drive Halfmoon NY 12065	Common	12,000	*

Kelly A. Lovell(4) 13 Corporate Drive Halfmoon NY 12065	Common	15,300	*

Scott M. Schecter(3) 13 Corporate Drive Halfmoon NY 12065	Common	15,000	*
All Directors and Executive Officers as a group (twelve persons)	Common	716,969	8.3

*	Less than one percent.
(1)	Includes vested stock options and those vesting within 60 days after February 1, 2007 in the amounts of 833 for Dr. Tuttle, 2,083 for Dr. Aragon, 521 for Mr. Polich and 416 for Mr. Schuyler.

(2)	Includes 7,200 warrants to purchase one share of Common Stock. Mr. Polich received these warrants as a consultant.
(3)	Shares beneficially owned are vested stock options received when they joined the Board of Directors and subsequent annual service grants.
(4)	Includes vested stock options of 15,000 Ms. Lovell received when she joined the Board of Directors and subsequent annual service grants.
(5)

Includes restricted stock grants of 6,250 for Dr. Aragon, 7,500 for Mr. Polich and 7,500 for Mr. Schuyler in 2005, and 13,250 for Dr. Aragon, 52,500 for Dr. DeLuca, 32,500 for Mr. McCaffrey, 13,500 for Mr. Polich, 13,250 for Mr. Schuyler, 6,250 for Dr. Tuttle and 29,125 for Mr. Weiss in 2006, in which the right to repurchase by the Company lapses one fourth per year annually subject to employment, as well as forfeited restricted stock grants of 1,563 for Dr. Aragon, 1,875 for Mr. Polich, 1,875 for Mr. Schuyler and 4,687 for Dr. Tuttle.

Item 12.    Certain Relationships and Related Transactions

None.

Item 13.    Exhibits and Reports on Form 8-K

a. The following exhibits are filed as part of this report:

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(7)	Form of Common Stock Certificate

4.2(7)	Form of Class A Public Warrant

4.3(7)	Form of Class B Public Warrant

4.4(7)	Form of Unit Certificate

4.5(7)	Form of Warrant Agent Agreement

4.6(7)	Form of Representative’s Warrant

10.1*(12)	Employment Agreement with John R. Tuttle, dated April 3, 2006

10.2*	Transition Agreement with Stephen A. Aanderud, dated October 1, 2006

10.3(7)	Form of Indemnification Agreement between the Registrant and its directors

10.4(7)	Form of Indemnification Agreement between the Registrant and its officers

10.5*(7)	2003 Equity Incentive Plan

10.6*(7)	Form of Employee Incentive Stock Option Agreement related to 2003 Equity Incentive Plan

10.7*(7)	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan

10.8	Lease Agreement between Registrant and Sitterly Associates, LLC dated May 25, 2004

10.9	Lease Agreement between Registrant and Sitterly Associates II, LLC dated September 8, 2005

10.10	Lease Agreement between Registrant and Sitcon, LLC dated April 6, 2006

10.11	Lease Agreement between Registrant and Coronado Stender Associates, LLC dated February 24, 2006

10.12(7)	Intellectual Property Assignment Agreement between the Registrant and Dr. Eric Cole dated December 8, 1998

10.13(7)	Receipt between Registrant and Dr. Eric Cole dated September 30, 2003

Exhibit No.	Description

10.14*(12)	Employment Agreement with Steven Aragon, dated April 3, 2006

10.15(8)	Agreement between the Registrant and New York State Energy Research and Development Authority, A New York Public Benefit corporation, dated December 2, 2004

10.16*(12)	Employment Agreement with Thomas Polich, dated April 3, 2006

10.17(3)	Note Purchase Agreement by and among the Registrant, LC Capital Master Fund, Ltd. and Castlerigg Master Investments, Ltd. dated January 19, 2007

10.18(3)	Note Terms Agreement by and between the Registrant and LC Capital Master Fund, Ltd. dated January 19, 2007

10.19(3)

Securities Purchase Agreement by and among the Registrant and Millennium Partners, L.P., Phoenix Partners, LP, Phoenix Partner II, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC dated January 19, 2007

10.20(3)	Amendment to Securities Purchase Agreement by and between the Registrant and Castlerigg Master Investments, Ltd. dated January 19, 2007

10.21(3)	Registration Rights Agreement by and between the Registrant and Castlerigg Master Investments, Ltd. dated January 19, 2007

10.22(3)	Registration Rights Agreement by and between the Registrant and LC Capital Master Fund, Ltd. dated January 19, 2007

10.23(3)

Registration Rights Agreement by and among the Registrant and Millennium Partners, L.P., Phoenix Partners, LP, Phoenix Partners II, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC dated January 19, 2007

10.24(3)	Senior Convertible Note issued to LC Capital Master Fund, Ltd. dated January 19, 2007

10.25(3)	Class B Warrant to purchase shares of common stock issued to LC Capital Master Fund, Ltd. dated January 19, 2007

10.26(3)	Class A Warrant to purchase shares of common stock issued to Castlerigg Master Investment Ltd. dated January 19, 2007

10.27*(4)	Employment Agreement with Dr. DeLuca dated April 10, 2006

10.28*(5)	Amendment to Employment Agreement of Dr. DeLuca dated January 22, 2007

10.29(6)	Blitzstrom Contract

10.30*(11)	2006 Equity Incentive Plan

10.31*(12)	Employment Agreement with John McCaffrey dated April 3, 2006

10.32*(12)	Employment Agreement with Terence Schulyer dated April 3, 2006

10.33*(12)	Employment Agreement with Robert Weiss dated April 3, 2006

14(10)	Code of Ethics

21(7)	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm dated February 27, 2007

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 25, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 10, 2006.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 26, 2007.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.
(8)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 18, 2005.
(9)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 17, 2006.
(10)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.
(11)	Incorporated by reference to our Preliminary Proxy Statement, PRE 14A, filed with the SEC on April 20, 2006.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 7, 2006.

Item 14.    Principal Accountant Fees and Services

The following table shows the fees paid or accrued for the audit and other services provided by Hein & Associates LLP for 2006 and 2005.

	FY 2006	FY 2005
Audit Fees	$128,980	$70,045
Audit-Related Fees	—	2,360
Tax Fees	—	—
All Other Fees	—	—

	$128,980	$72,405

Audit services of Hein & Associates LLP for fiscal 2006 and 2005 consisted of the examination of the consolidated financial statements of the Company. All of the services described above were approved in advance by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.

DAYSTAR TECHNOLOGIES, INC.

By:	/s/ STEPHAN J. DELUCA
Stephan J. DeLuca Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 26, 2007.

Signature	Capacities	Date

/s/ RANDOLPH A. GRAVES, JR. Randolph A. Graves, Jr.	Chairman and Lead Director	February 28, 2007

/s/ STEPHAN J. DELUCA Stephan J. DeLuca	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ CHRISTOPHER T. LAIL Christopher T. Lail	Controller (Acting Chief Accounting Officer)	February 28, 2007

/s/ JOHN R. TUTTLE John R. Tuttle	Director	February 28, 2007

/s/ ROBERT G. ALDRICH Robert G. Aldrich	Director	February 28, 2007

/s/ STEVEN C. ARGABRIGHT Steven C. Argabright	Director	February 28, 2007

/s/ KELLY A. LOVELL Kelly A. Lovell	Director	February 28, 2007

/s/ SCOTT M. SCHECTER Scott M. Schecter	Director	February 28, 2007

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet—December 31, 2006	F-3

Consolidated Statements of Operations—For the Years Ended December 31, 2006 and 2005 and For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2006	F-4

Consolidated Statements of Changes in Stockholders’ Equity—For the Years Ended December 31, 2006 and 2005	F-5

Consolidated Statements of Cash Flows—For the Years Ended December 31, 2006 and 2005 and For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2006	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DayStar Technologies, Inc.

Halfmoon, New York

We have audited the consolidated balance sheet of DayStar Technologies, Inc. and subsidiary, a development stage enterprise, as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and for the period from July 1, 2005 (inception of the development stage) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DayStar Technologies, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and for the period from July 1, 2005 (inception of the development stage) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and has suffered recurring losses from operations and is dependent on raising additional capital. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP

Denver, Colorado

February 19, 2007

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET

December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,860,719
Accounts Receivable	3,906
Other current assets	1,040,687

Total current assets	3,905,312
Property and Equipment, at cost,	13,851,872
Less accumulated depreciation and amortization	(2,606,639)

Net property and equipment	11,245,233
Other Assets:
Deferred financing costs	270,290
Restricted cash	2,564,267
Other assets	76,632

Total other assets	2,911,189

Total Assets	$18,061,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,832,147
Wages payable	485,892
Notes payable, current portion	71,857
Convertible note, net of discount, current portion	6,197,919
Capital lease obligations, current portion	68,065
Accrued expenses	382,274
Deferred revenue	60,000
Deferred gain	7,000

Total current liabilities	9,105,154
Long-Term Liabilities:
Notes payable	337,811
Convertible note, net of discount	1,042,556
Capital lease obligations	20,511
Deferred revenue	240,000
Deferred gain	2,333
Stock warrants	1,344,004

Total long-term liabilities	2,987,215
Commitments and Contingencies (Notes 2 and 7)	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 60,000,000 shares authorized; 7,823,669 shares issued and outstanding	78,237
Additional paid-in capital	40,381,871
Accumulated deficit	(10,145,391)
Deficit accumulated during the development stage	(24,345,352)

Total stockholders’ equity	5,969,365

Total Liabilities and Stockholders’ Equity	$18,061,734

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to December 31, 2006
	2006	2005
Revenue:
Product revenue	$3,528	$—	$3,528
Research and development contract revenue	180,000	625,000	555,000

Total revenue	183,528	625,000	558,528
Costs and Expenses:
Research and development	9,960,568	3,513,860	12,159,163
Selling, general and administrative	6,210,645	3,385,525	8,111,978
Depreciation and amortization	1,758,925	667,200	2,126,803

Total costs and expenses	17,930,138	7,566,585	22,397,944
Other Income (Expense):
Other income	1,094,426	276,436	1,333,672
Interest expense	(1,733,325)	(91,837)	(1,778,202)
Amortization of note discount and deferred financing costs	(4,747,806)	—	(4,747,806)
Gain on derivative liabilities	2,692,114	—	2,692,114

Total other income (expense)	(2,694,591)	184,599	(2,500,222)

Loss from Continuing Operations	(20,441,201)	(6,756,986)	(24,339,638)
Loss from discontinued operations of DayStar Solar, LLC	—	(6,173)	(5,714)

Net Loss	$(20,441,201)	$(6,763,159)	$(24,345,352)

Weighted Average Common Shares Outstanding (Basic And Diluted)	6,824,816	5,000,005

Net Loss Per Share (Basic and Diluted)	$(3.00)	$(1.35)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, January 1, 2005	3,491,830	$34,918	29,000	$290	$12,903,377	$(227,389)	$(7,286,383)	$—	$5,424,813
Exercise of Class A public warrants at $6.00 per share, 5/05-8/05	2,425,062	24,251	—	—	14,526,121	—	—	—	14,550,372
Redemption of Class A public warrants at $.25 per share,	—	—	—	—	(4,273)	—	—	—	(4,273)
Exercise of Class B public warrants at $10.00 per share	125	1	—	—	1,249	—	—	—	1,250
Exercise of Consultant warrants at $5.18 - $8.25 per share, 5/05-9/05	110,000	1,100	—	—	669,479	—	—	—	670,579
Exercise of Representative warrants at $6.00 per share, 5/05-12/05	223,864	2,239	—	—	1,118,315	—	—	—	1,120,554
Conversion of Class B common stock	58,000	580	(29,000)	(290)	(290)	—	—	—	—
Exercise of stock options at $2.06 - $4.00 per share	23,125	231	—	—	64,446	—	—	—	64,677
Acceleration of stock option vesting	—	—	—	—	28,925	—	—	—	28,925
Grants of restricted stock at $10.64 per share, 12/05	38,750	388	—	—	411,912	(412,300)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	229,598	—	—	229,598
Warrants issued for services at $10.70 per share, 2/04, 4/04, and monthly 4/05 through 12/05	—	—	—	—	343,837	—	—	—	343,837
Amortization of warrants issued for service						6,381			6,381
Net loss	—	—	—	—	—	—	(2,859,008)	(3,904,151)	(6,763,159)

BALANCES, December 31, 2005	6,370,756	63,708	—	—	30,063,098	(403,710)	(10,145,391)	(3,904,151)	15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of Class B public warrants at $10.00 per share	1,800	18	—	—	17,982	—	—	—	18,000
Exercise of Consultant warrants at $3.00 - $7.50 per share, 3/06 and 9/06	37,050	371	—	—	133,280	—	—	—	133,651
Exercise of Representative warrants at $6.00 per share, 1/06	77,530	775	—	—	464,405	—	—	—	465,180
Exercise of stock options at $2.06 - $2.54 per share	16,435	164	—	—	36,586	—	—	—	36,750
Grants of restricted stock at $8.77 - $12.75 per share, 1/06, 4/06, and 6/06	187,375	1,874	—	—	(1,874)	—	—	—	—
Forfeiture of restricted stock	(10,313)	(103)	—	—	—	—	—	—	(103)
Warrants issued for services at $11.09 per share	—	—	—	—	18,291	—	—	—	18,291
Compensatory stock options at $1.74 - $13.37 per share	—	—	—	—	837,365	—	—	—	837,365
Compensatory restricted stock at $8.77 - $14.00 per share	—	—	—	—	485,458	—	—	—	485,458
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 -12/06	1,143,036	11,430	—	—	7,366,729	—	—	—	7,378,159
Warrants issued for placement of convertible note at $5.38 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	7,823,669	$78,237	—	$—	$40,381,871	$—	$(10,145,391)	$(24,345,352)	$5,969,365

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to December 31, 2006
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(20,441,201)	$(6,763,159)	$(24,345,352)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,758,925	667,200	2,126,803
Share-based compensation	1,322,823	258,523	1,471,108
Warrants issued for services	18,291	350,218	109,026
Non-cash interest	1,325,715	—	1,325,715
Amortization of note discount and deferred financing costs	4,747,806	—	4,747,806
Gain on embedded derivative liabilities and warrants	(2,692,114)	—	(2,692,114)
Gain on sale/leaseback	(7,000)	(7,000)	(10,500)
Gain on sale of assets	—	(2,549)	(2,549)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	516,115	(520,022)	(3,906)
Other assets	(852,260)	(198,284)	(1,004,753)
Restricted cash	(2,564,267)	—	(2,564,267)
Increase (decrease) in:
Accounts payable	980,353	306,404	1,657,837
Accrued expenses	568,552	208,367	752,064
Deferred revenue	—	300,000	300,000

Net cash used in operating activities	(15,318,262)	(5,400,302)	(18,133,082)
Cash Flows from Investing Activities:
Purchase of investments	(11,183,526)	(7,377,972)	(17,657,732)
Proceeds from sale of investments	16,264,541	6,227,658	18,362,973
Purchase of equipment and improvements	(8,445,264)	(2,834,589)	(10,418,044)
Proceeds from sale of assets	—	3,120	3,120

Net cash used in investing activities	(3,364,249)	(3,981,783)	(9,709,683)
Cash Flows from Financing Activities:
Payments on notes payable	(3,193)	(2,757)	(4,622)
Proceeds from convertible note	15,000,000	—	15,000,000
Payments on convertible note	(400,000)	—	(400,000)
Cost of financing	(924,797)	—	(924,797)
Proceeds from Class A public warrant exercise	—	14,546,100	5,356,842
Proceeds from Consultant warrant exercise	133,651	670,579	700,950
Proceeds from Representative warrant exercise	465,180	1,120,554	1,575,654
Proceeds from Class B public warrant exercise	18,000	1,250	19,250
Proceeds from exercise of stock options	36,750	64,677	101,427
Payments on restricted stock forfeited	(103)	—	(103)
Payments on capital leases	(65,553)	(51,064)	(92,445)

Net cash provided by financing activities	14,259,935	16,349,339	21,332,156

Increase\(decrease) in cash and cash equivalents	(4,422,576)	6,967,254	(6,510,609)
Cash and cash equivalents, beginning of period	7,283,295	316,041	9,371,328

Cash and cash equivalents, end of period	$2,860,719	$7,283,295	$2,860,719

Supplemental Cash Flow Information:
Cash paid for interest	$162,851	$61,740

Non-Cash Transactions:
Equipment lease financing	$—	$38,595

Principal payments on convertible note, in common stock	$6,054,444	$—

Equipment note payable	$—	$415,618

Beneficial conversion feature on convertible note	$1,223,842	$—

Warrants issued for placement of convertible note	$140,419	$—

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation, Organization and Nature of Operations:

DayStar Technologies, Inc. (the “Company”) is a development stage enterprise that was formed in 1997 for the purpose of researching, developing, manufacturing and marketing innovative products to the renewable energy / photovoltaic industry. From its inception, the Company has focused primarily on thin-film solar cells and secondarily on concentrator photovoltaics. The principal source of revenue for the Company has been revenue from government-funded research and development contracts.

The accompanying consolidated financial statements include the accounts of DayStar Technologies, Inc. and DayStar Solar, LLC (formerly International Energy Trading, LLC), a wholly-owned subsidiary of DayStar Technologies, Inc. All significant intercompany transactions have been eliminated in consolidation. During the second quarter of 2005, DayStar Technologies, Inc. discontinued operations of DayStar Solar, LLC (See Note 13). Upon discontinuing operations of DayStar Solar, LLC, the Company became a development stage enterprise.

2.    Liquidity and Future Operations:

The Company’s consolidated financial statements for the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has historically reported net losses, including a net loss of $20.4 million for the year ended December 31, 2006, and anticipates incurring losses in the future, due to the investment in research and development, building of production lines, and associated administrative costs required to achieve commercialization of the Company’s products utilizing its Gen-III manufacturing processes.

As discussed in Note 1, the Company is in the development stage. Its current business plans include expenditures to continue the development of the current manufacturing production capability and to expand development efforts for next generation production processes. These activities require the Company to add employees, purchase production equipment, build-out additional manufacturing facilities, and design and manufacture prototype deposition equipment. The Company does not believe that it can achieve profitability until development, implementation and commercialization of next generation processes are realized. In order to fund the costs associated with such development, the Company will require additional financing. Without additional financing, the Company would need to delay certain of these activities.

The Company’s financing options include (1) obtaining private equity funding, (2) evaluating the likelihood of converting the Class B public warrants to Common Stock, (3) completing a secondary public offering, (4) obtaining debt financing and (5) increasing government grant and other contract revenue. Such financing may not be available to the Company on terms that are acceptable to it, if at all, and any new equity financing may be dilutive to its stockholders.

If the Company is unable to raise sufficient capital, liquidity problems will cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These factors raise substantial doubt as to the Company’s ability to continue operations as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. See Note 15 for a discussion of financing events occurring subsequent to the date of these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

3.    Significant Accounting Policies:

Cash Equivalents—The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are maintained with major financial institutions within the United States and at times the balances with these institutions exceed the amount of federal insurance coverage on such deposits.

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

Patent Costs—Costs for patents purchased from third parties, including legal fees, are capitalized and amortized over 15 years. The Company recorded patent-related amortization expense of $3,530 and $3,525 for the years ended December 31, 2006 and 2005, respectively.

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

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. The Company recognized $180,000 and $625,000 of revenue from contracts with a New York State government agency as of December 31, 2006 and 2005 respectively.

Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require us to maintain specified employment criteria, as defined, over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company recorded deferred revenue of $300,000 as of December 31 2006 and 2005.

Research and Development Costs—Research and development costs are expensed as incurred. Funds obtained from government agencies that represent a cost reimbursement activity are reflected as reductions of Research and Development expenses.

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

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

allowance associated with its deferred tax asset, and the fair value of the Company’s Common Stock prior to the Company’s initial public offering. Actual results could differ from those estimates.

Share-Based Compensation—Prior to January 1, 2006, the Company accounted for stock option awards granted under the Company’s Equity Incentive Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant (other than for certain option modifications resulting in exercise prices below the fair market value at the date of modification). As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Share-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Company follows the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

Loss Per Share—Loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Basic Earnings Per Share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. These Common Stock equivalents have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the years ended December 31, 2006 and 2005.

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

Derivative Stock Warrants—Certain terms in the convertible note and related documents issued on May 25, 2006 require that the warrants issued in conjunction with the convertible note be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

fair value at the end of each reporting period, in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, and any changes in fair value reported as a gain or loss on derivative liabilities in the Consolidated Statement of Operations. The Black-Scholes option-pricing model is used to estimate the warrant fair values.

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

Deferred Financing Costs—Financing costs are capitalized and amortized over the term of the related debt issuance using the effective interest method. If the underlying debt instrument related to the deferred financing costs is converted, any unamortized financing costs would immediately be recognized as expense upon conversion of the instrument.

Restricted Cash—Restricted cash at December 31, 2006 represents amounts held in escrow as required by the terms of the convertible note agreement (See Note 8).

Discontinued Operations—In June 2005, the Company discontinued operations of DayStar Solar, LLC. The results of operations associated with this business, have been reported as discontinued operations in the accompanying consolidated statements of operations. The accompanying consolidated statements of cash flows include the effects of both continuing and discontinued operations.

Reclassifications—Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company January 1, 2007. The Company does not believe that the adoption of FASB Interpretation No. 48 will have a material impact on its consolidated financial statements.

4.    Share-Based Compensation

Equity Incentive Plan—On June 19, 2006, the Company adopted an Equity Incentive Plan (the “2006 Plan”) to enable employees, outside directors and consultants to acquire an equity interest in the Company. Issuances under the 2006 Plan may be in the form of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights. The 2006 Plan reserves 17.5% (10,500,000 shares) of the Company’s authorized shares of Common Stock for issuance for these purposes; subject to the further restriction that the

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

2006 Plan Committee shall not award grants exceeding 17.5% (1,369,142 shares at December 31, 2006) of the Company’s total issued and outstanding shares of Common Stock as of and including the grant. Under the 2006 Plan, the term of stock options shall not exceed ten years and incentive stock options shall not be granted with an exercise price of less than 100% of the fair market value of the Common Stock, and non-qualified stock options shall not be granted with an exercise price of less than 85% of the fair market value of the Common Stock, both measured at the time of grant.

Grants of incentive and non-qualified stock options, and restricted stock prior to June 19, 2006 were made from the Company’s original Equity Incentive Plan adopted in 2003 (the “2003 Plan”).

As discussed in Note 3, Significant Accounting Policies—Share-Based Compensation, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense associated with options for the year ended December 31, 2006 of $837,365 of which $392,576 was recorded to research and development and $444,789 to selling, general and administrative expenses. These expenses increased basic and diluted loss per share by $0.13 for the year ended December 31, 2006.

For the year ended December 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the year ended December 31, 2005 had an exercise price equal to the closing market price of the underlying Common Stock on the grant date, no share-based compensation expense was recognized (other than for certain option modifications resulting in exercise prices below the fair market value at the date of modification). If share-based compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123, as amended by SFAS 148, the Company’s net loss and net loss per share would have been increased to the following pro-forma amounts:

December 31, 2005
Net loss, as reported	$(6,763,159)
Pro forma stock compensation expense, net of tax benefit	(518,564)
Employee stock compensation under the intrinsic method	—

Pro forma net loss	$(7,281,723)

Net loss per share, basic and diluted,
As reported	$(1.35)
Pro forma stock compensation expense	(0.10)
Employee stock compensation under the intrinsic method	—

Pro forma	$(1.45)

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma share-based compensation expense presented above for the year ended December 31, 2005 under SFAS 123 and the share-based compensation expense recognized during the year ended December 31, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative results have not been restated.

The Black-Scholes option-pricing model was used to estimate the option fair values. This option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the period from the Company’s initial public offering through December 31, 2006, and further reviewed against industry comparables. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the period from the Company’s initial public offering through December 31, 2006. The expected option term was calculated using the “simplified” method permitted by SAB 107.

The weighted average per share fair value of stock options granted during the years ended December 31, 2006 and 2005 was $6.93 and $10.17, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	December 31,
	2006	2005
Expected volatility	80 – 88%	89 – 98%
Risk-free interest rate	4.7 – 5.1%	4.1 – 4.5%
Expected dividends	$—	$—
Expected terms (in years)	6.25	6.25 – 10

The following table summarizes stock options outstanding and activity as of and for the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	293,375	$8.04
Granted	264,250	$9.19
Forfeited	(56,807)	$9.65
Exercised	(16,435)	$2.19

Outstanding at December 31, 2006	484,383	$8.67	8.38	$106,173

Exercisable at December 31, 2006	157,404	$8.30	6.78	$67,913

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise of all options exercised during the year ended December 31, 2006 was $151,235. Cash received from stock options exercised during the year ended December 31, 2006 was $36,750. The Company did not realize any tax deductions related to the exercise of stock options during the year ended December 31, 2006. The Company will record such deductions to additional paid in capital when realized.

Total unrecognized share-based compensation expense from unvested stock options as of December 31, 2006 was $2,203,058 which is expected to be recognized over a weighted average period of approximately 3.1 years.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock grants, of $485,458 and $229,598 for the years ended December 31, 2006 and 2005, respectively. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the year ended December 31, 2006:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2006	38,750	$10.64
Granted	187,375	$10.86
Vested	(3,125)	$10.64
Forfeited	(10,313)	$10.64

Non-vested at December 31, 2006	212,687	$10.84

Total unrecognized share-based compensation expense from unvested restricted stock as of December 31, 2006 was $1,912,572 which is expected to be recognized over a weighted average period of approximately 3.2 years.

5.    Sales Contracts

On June 9, 2005, the Company entered into an agreement with Blitzstrom GmbH (“Blitzstrom”), of Germany, for the purchase of DayStar’s TerraFoil solar cells. This agreement calls for a variable monthly delivery based on estimated annual production volumes, escalating in volume through the end of 2008. Under the agreement, Blitzstrom will purchase up to 50% of the TerraFoil solar cells produced by the Company at threshold solar cell efficiencies. The agreement set forth fixed annual prices for the products to be purchased by Blitzstrom through 2006.

On September 6, 2006 the Company amended and restated its purchase agreement dated June 9, 2005 with Blitzstrom. Under the amendment, Blitzstrom will purchase up to 50% of DayStar’s TerraFoil solar cells produced by the Company not to exceed the production maximum of 130 megawatts. The amendment extends the contractual period from 2008 to 2010, specifying delivery of TerraFoil based on estimated annual production volumes, escalating in volume through the end of 2010, with price based on a variable pricing mechanism.

On June 20, 2005, the Company entered into an agreement, with Micro Energy Group, Inc. (“MEG”) of Zhuhai, China for the purchase of DayStar’s TerraFoil-SP and TerraFoil solar cells. The agreement called for a graduated delivery, contingent upon the Company’s ramp-up of production capacity, through the end of 2006, and provided estimates of the volume of solar cells at threshold solar cell efficiencies that will be available for purchase by MEG. Prices are based on a variable market-competitive pricing mechanism to be negotiated quarterly.

On December 31, 2006, the Company amended and restated its agreement dated June 20, 2005 with MEG. Under the amendment, MEG will purchase DayStar’s TerraFoil and DayStar’s TerraFoil-SP on a graduated schedule based on production capacity, through 2008, with price based on a variable pricing mechanism, to be negotiated quarterly.

The Company believes that production costs of its TerraFoil and TerraFoil-SP solar cells will decrease with implementation of Gen-II production improvements and when development, implementation and commercialization of next generation processes are achieved. However, until such time, costs will exceed the revenue expected under these agreements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

6.    Property and Equipment:

Property and equipment is summarized as follows:

December 31, 2006
Leasehold improvements	$2,488,414
Machinery and equipment	6,616,818
Office furniture and equipment	1,102,822
Construction in progress	3,643,818

13,851,872
Less accumulated depreciation and amortization	(2,606,639)

Property and equipment, net	$11,245,233

Depreciation and amortization expense of property and equipment for the years ended December 31, 2006 and 2005 was $1,755,395 and $663,675, respectively.

7.    Commitments and Contingencies:

Operating Leases—The Company leases both facilities and certain office equipment in Halfmoon, New York and Santa Clara, California and classifies those leases as operating leases. The Company has long-term operating leases for both office and manufacturing space in Halfmoon, New York. The non-cancelable facility leases expire in June 2009. The Company has a long-term lease for approximately 50,000 square feet of factory and office space in Santa Clara, California. The lease expires in August 2010. The Company also leases certain office equipment with terms ranging from three to five years.

Rent expense for all operating leases for the years ended December 31, 2006 and 2005 was $428,596 and $164,115, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2006, are as follows:

Year Ending December 31,	Amount
2007	$424,764
2008	435,572
2009	345,231
2010	172,368
2011	—

Total	$1,377,935

Litigation—The Company is from time to time subject to routine litigation incidental to its business. As of the date of the financial statements, no such litigation is pending.

Capital Commitments—At December 31, 2006, the Company had outstanding approximately $520,000 of purchase orders for equipment. The equipment is expected to be received during the year ending December 31, 2007.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Patent Rights—In 1998, the Company purchased certain patent rights from a stockholder for a $30,000 note payable and ongoing royalty payments equal to (i) 20% of the first $1,000,000 of gross royalties collected by the Company for licenses granted under the patent rights, or from the gross proceeds of the sales of such patents, 15% of the second $1,000,000 of such gross royalties or gross proceeds, and 10% of any remaining gross royalties or gross proceeds collected, and (ii) 2% of the gross revenues collected from any and all products produced and sold by the Company under the patents. No royalty payments are required to be accrued under the agreement through December 31, 2006 as there have been no related sales or royalties.

8.    Convertible Note

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

The Note is convertible into 1,304,348 shares of DayStar’s Common Stock at any time at the option of the holder at an initial conversion price of $11.50 per share, subject to adjustment. In November 2006, the Company obtained shareholder approval to increase the amount of shares issuable upon conversion of the Note to 1,968,217. The Note is convertible at the Company’s option if the closing price of the Company’s Common Stock for each trading day of any twenty consecutive trading day period equals or exceeds 150% of the conversion price and certain other criteria are satisfied.

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

The discount attributable to the issuance date aggregate fair value of the conversion options and warrants, totaling $5,259,961, is being amortized using the effective interest method over the term of the Note. The intrinsic value of the conversion option in the Note totaling $1,223,842 was calculated in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and recorded, on the issuance date, as additional paid in capital and a corresponding reduction of the carrying value of the Note.

In connection with the financing arrangement, the Company incurred financing costs of $1,065,216, including the fair value of warrants to purchase 26,087 shares of the Company’s Common Stock issued to the placement agent. The total financing costs were capitalized and are being amortized over the life of the Note using the effective interest method.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

The following summarizes the activity for the convertible note and related deferred financing costs as of and for the year ended December 31, 2006:

	Convertible Note			Deferred Financing Costs
	Principal	Discount	Net
At Issuance Date, May 25, 2006	$15,000,000	$5,259,961	$9,740,039	$1,065,216
Activity through December 31, 2006:
Payments	(6,452,444)	—	(6,452,444)
Amortization	—	(3,952,880)	3,952,880	(794,926)

Balance, December 31, 2006	8,547,556	1,307,081	7,240,475	$270,290

Less current portion	(7,100,000)	(902,081)	(6,197,919)

Long-term portion of convertible note	$1,447,556	$405,000	$1,042,556

The following summarizes the amortization of the note discount and deferred financing costs for the year ended December 31, 2006.

Year Ended December 31, 2006
Amortization of Note discount	$3,952,880
Amortization of Deferred financing costs	794,926

$4,747,806

Principal Payments

The Company made principal payments of $6,452,444 during the year ended December 31, 2006. Specifically, the Company paid $400,000 in cash and $6,052,444 (1,088,161 shares) in Common Stock. The holder of the note deferred principal payments of $2,347,556 for a period of up to two years from the time of deferral, extending the due date of the last principal payment until November 2008. Included in the principal payments made during the year ended December 31, 2006, was $1,300,000 in holder optional redemptions, $400,000 of which was applied against the then last regularly scheduled payment in April 2007, with $900,000 applied against the deferred payments due in 2008.

Interest

Interest is due quarterly, beginning July 1, 2006 at 7.5% per annum. All or a portion of the accrued and unpaid interest may be paid in cash or, at the option of the Company, if certain conditions are satisfied, in shares of the Company’s Common Stock. Any shares of Common Stock used to make an interest payment will be valued at the lower of the Conversion Price or a 13.5% discount to the volume weighted average price of the Company’s Common Stock for the five days preceding the payment date, provided, further, that specific stockholder approval must have been obtained providing for the Company’s issuance of all of the Common Stock contemplated under the Note, warrants and interest. During the year ended December 31, 2006, the Company recorded interest expense related to the Note of $1,649,615. Specifically, the Company paid $114,041 in cash and $275,661 (54,875 shares) in Common Stock. The discount of $1,050,053 associated with the payment of principal and interest in shares of the Company’s Common Stock, is included in interest expense. As of December 31, 2006, $209,860 in interest was accrued.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

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

The warrants had an exercise price of $12.65 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by the Company at a price below the then current exercise price. The warrants are exercisable at any time through May 26, 2011. No warrants had been exercised as of December 31, 2006.

The stock warrant liability is summarized as follows:

Stock Warrant Liability
At Issuance Date, May 25, 2006	$4,036,118
Change in fair value	(2,692,114)

Balance, December 31, 2006	$1,344,004

Gain on derivative liabilities for the year ended December 31, 2006 was $2,692,114.

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

Escrow

The terms of the Note require that in the event the Company’s Common Stock closes below $9.00 for ten consecutive trading days, the Company is required to deposit an amount of cash equal to 30% of the then outstanding principal amount of the Note into escrow up to a maximum of $3,000,000. Under these terms, on August 9, 2006, the Company deposited $3,000,000 into escrow. In the event that the Company’s Common Stock closes at $10.00 per share or above for 10 consecutive trading days following the escrow deposit, the escrowed funds may be released. In addition, once the balance of the Note falls below $10,000,000, 30% of all subsequent principal payments will be released from escrow. At December 31, 2006, the amount held in escrow was

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

$2,564,267. The amounts held in escrow are reflected as restricted cash in the Company’s consolidated balance sheet at December 31, 2006.

See Note 15 Subsequent Events: Restructuring and Private Placement

9.    Capital Lease Obligations:

The Company leases certain equipment under agreements classified as capital leases. Equipment under these leases has a cost of $280,058 and accumulated depreciation of $226,349 at December 31, 2006. Depreciation expense for capital leases for the years ended December 31, 2006 and 2005 was $43,274 and $45,617, respectively.

Future minimum lease payments under capital leases as of December 31, 2006 are as follows:

Year Ending December 31,	Amount
2007	$77,173
2008	18,041
2009	3,977

Total future minimum lease payments	99,191
Less amount representing interest	(10,615)

Present value of net minimum lease payments	88,576
Less current portion	(68,065)

Long-term portion of capital leases	$20,511

10.    Notes Payable:

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

The principal amount of future maturities of notes payable as of December 31, 2006 are as follows:

Year Ending December 31,	Amount
2007	$71,856
2008	156,547
2009	181,265

Total	$409,668

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

11.    Stockholders’ Equity:

Preferred Stock—The Company has authorized 3,000,000 shares of undesignated preferred stock. As of December 31, 2006, no shares have been designated or issued. The preferred stock may be issued in series with such preferences as determined by the board of directors.

Common Stock—The Company has authorized 60,000,000 shares of Common Stock. As of December 31, 2006, 7,823,669 shares have been issued and were outstanding.

Class A public warrants—As of December 31, 2006, there were no Class A public warrants for the purchase of Common Stock outstanding. On August 11, 2005, the Company redeemed all then outstanding Class A public warrants.

Class B public warrants—As of December 31, 2006, 5,113,453 Class B public warrants for the purchase of Common Stock were outstanding. The exercise price of a Class B public warrant is $10.00. The Class B public warrants expire on February 11, 2009, the fifth anniversary of the completion of the initial public offering. The Company does not have the right to redeem the Class B public warrants.

Representative warrants—As of December 31, 2006, 8,192 warrants issued to underwriters, in connection with the initial public offering, were outstanding. Each warrant gives the holder the right to purchase one unit for $6.00. A unit consists of one share of Common Stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. As noted above, on August 11, 2005, any Class A public warrants then outstanding were redeemed. During the year ended December 31, 2006, 38,765 Representative warrants were exercised which included the exercise of the Class A warrants to Common Stock. Accordingly, 77,530 shares of Common Stock and 77,530 Class B non-redeemable public warrants were issued, resulting in proceeds to the Company of $465,180.

Class A warrants—As of December 31, 2006, 782,609 Class A warrants were outstanding. On May 25, 2006, the Company issued 782,609 Class A warrants pursuant to a private placement offering, and each provides the holder the right to purchase one share of the Company’s Common Stock. The warrants had an exercise price of $12.65 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by the Company at a price below the then current exercise price. The fair value of the Class A warrants, calculated using the Black-Scholes pricing model, was recorded as a derivative liability on the issuance date. As such, the liability is adjusted to fair market value, using the Black-Scholes pricing model, at the end of each reporting period. See assumptions detailed in Note 4

Consultant warrants—As of December 31, 2006, 65,487 Consultant warrants were outstanding. Under contracts with three of the Company’s consultants, monthly grants, through January 31, 2006, of 1,650 warrants to purchase one share of the Company’s Common Stock at a price of $3.00 were issued based on service rendered. Accordingly 1,650 warrants have been issued during the year ended December 31, 2006, under these arrangements. During the year ended December 31, 2006, 37,050 Consultant warrants were exercised for Common Stock.

The fair value of the Consultant warrants charged to expense during the year ended December 31, 2006 and 2005 was $18,291 and $350,218, respectively. The fair value of the Consultant warrants issued during the years ended December 31, 2006 and 2005 was calculated using the Black-Scholes pricing model. See assumptions detailed in Note 4.

On May 25, 2006, the Company issued 26,087 Consultant warrants to the placement agent in connection with the placement of a convertible note and Class A warrants. Each warrant gives the holder the right to purchase one share of the Company’s Common Stock at a price of $11.89 per share. The fair value of the

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

warrants, calculated using the Black-Scholes pricing model, was recorded as deferred financing costs and is being amortized using the effective interest method over the life of the related note. See assumptions detailed in Note 4.

12.    Employee Benefit Plans:

Effective November 2005, the Company began offering a savings and retirement plan under section 401(k) of the Internal Revenue Code to eligible employees meeting certain age and service requirements. The plan permits employees to contribute up to 85% of their salary up to the maximum allowable under Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions and actual earnings thereon. The Company did not make matching contributions to the plan for the years ended December 31, 2006 and 2005.

13.    Discontinued Operations:

During the second quarter of 2005, the Company discontinued operations of its subsidiary, DayStar Solar, LLC. This entity was in the business of reselling and installing solar electricity systems for residential customers in northern California. The discontinuance of this business operation coincided with the closure of the facility in Grass Valley, California. There were no results of operation from DayStar Solar, LLC for the year ended December 31, 2006. Results of operations from DayStar Solar, LLC, for the year ended December 31, 2005 were as follows:

Year Ended December 31, 2005
Revenue	$65,189
Cost of revenue	61,964
Operating expenses	9,398

Total costs and expenses	71,362

Net loss	$(6,173)

14.    Income Taxes:

Deferred tax assets related to the Company’s operations are comprised of the following at December 31, 2006:

Deferred tax assets:
Current—
Salary related accruals	$160,000
Deferred Revenue	23,000
Non-Current—
Equity-based compensation	202,000
Tax effect of net operating loss carryforward	11,640,000
Tax effect of federal and state tax credit carryforwards	1,030,000
Deferred Revenue	95,000
Long-lived assets	(105,000)

Total deferred tax assets	13,045,000
Less valuation allowance	(13,045,000)

Net deferred tax assets	$—

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

The valuation allowance increased by $7,013,000 and $3,302,000 for the years ended December 31, 2006 and December 31, 2005, respectively.

At December 31, 2006 and 2005, the Company had a net operating loss carryforward of approximately $30,000,000 and $12,900,000, respectively. The net operating loss carryforward, if not utilized to reduce taxable income in future periods, will expire in the years 2012 through 2026. At December 31, 2006 and 2005, the Company had federal and state tax credit carryforwards of approximately $1,000,000 and $400,000, respectively. Federal tax credits of approximately $600,000, if not utilized, will expire in the years 2023 through 2026. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. As a result of the initial public offering and certain subsequent equity transactions, a significant ownership change may have occurred.

Total income tax expense for the year ended December 31, 2006 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

Statutory rate	(34.0)%
State income taxes, net of Federal income tax benefit	(5.0)
Permanent tax differences	5.0
Tax credits	(3.0)
Increase in valuation allowance	37.0

—%

15.    Subsequent Events: Restructuring and Private Placement

On January 19, 2007, the Company entered into a series of agreements with the original holder of its convertible note (the “Original Note Holder”) (See Note 8), a buyer of the convertible note (the “Buyer”), as well as a group of investors, (the “New Investors”), pursuant to a restructuring and private placement transaction, providing for, among other things, the sale of the Note by the Original Note Holder to the Buyer, the issuance of an additional Class A Warrant to purchase 317,394 shares of the Company’s Common Stock, to the Original Note Holder, and the issuance by the Company of 2,500,000 shares of the Company’s Common Stock to the New Investors. In addition, the Company agreed to pay $1,500,000, previously held in escrow, and issue 825,181 shares of Common Stock to the Original Note Holder in full payment of outstanding principal and interest. The remaining escrowed funds of $1,064,267 were released to the Company on January 19, 2007.

On February 1, 2007, the Company received notification from the NASDAQ Listing Qualifications Department that its request for an exception from the requirement of seeking stockholder approval for the issuance of new securities in connection with the transaction described above for a convertible note and a private placement of Common Stock was granted. On February 16, 2007, in accordance with this exception, the Company issued 3,050,203 shares of Common Stock to the Buyer in full payment of outstanding principal and accrued interest on the Note. In addition, the Company issued 2,500,000 shares of Common Stock at $2.00 per share, to the New Investors and generated gross proceeds from the issuance of $5,000,000. The Company has not completed its evaluation of the financial impact of these transactions. However, at a minimum it expects to record non-cash expenses related to the extinguishment of the debt of approximately $3,500,000—$4,000,000, due to the write-off of any unamortized note discount and deferred financing costs, as well as the excess of the consideration provided by the Company to the Original Note Holder, in the form of cash payments, shares of Common Stock and additional A warrants over the outstanding principal and any accrued interest on the Note. The Company also incurred financing costs of approximately $1,100,000—$1,400,000, which will be expensed during the first quarter of 2007.

Item 26.	Recent Sales of Unregistered Securities

On January 19, 2007, we issued 400,000 of the agreed upon 825,181 shares of Common Stock to Castlerigg Master Investments, Ltd. pursuant to the Note Purchase Agreement as described above. The remainder of these shares were issued on January 31, 2007. On February 16, 2007, we issued a Class A Warrant to purchase up to 317,394 shares of our Common Stock to Castlerigg Master Investments, Ltd. in consideration for execution of the Amendment to the Securities Purchase Agreement as described above. On February 16, 2007, we also issued an aggregate of 3,050,203 shares of Common Stock to LC Capital Master Fund, Ltd and LC Capital/Capital Z SPV LP in respect of outstanding principal and interest due upon conversion of the Note. Concurrently, we issued 2,500,000 shares of Common Stock for $2.00 a share to Millennium Partners, L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC pursuant to the Securities Purchase Agreement described above.

All of these shares of Common Stock and the Warrant were issued to accredited investors in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. There were no underwriters participating in these transactions.

Item 27.	Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(6)	Form of Common Stock Certificate

4.2(6)	Form of Class A Public Warrant

4.3(6)	Form of Class B Public Warrant

4.4(6)	Form of Unit Certificate

4.5(6)	Form of Warrant Agent Agreement

4.6(6)	Form of Representative’s Warrant

10.1*(12)	Employment Agreement with John R. Tuttle, dated April 3, 2006

10.2*	Transition Agreement with Stephen A. Aanderud, dated October 1, 2006

10.3(7)	Form of Indemnification Agreement between the Registrant and its directors

10.4(7)	Form of Indemnification Agreement between the Registrant and its officers

10.5*(7)	2003 Equity Incentive Plan

10.6*(7)	Form of Employee Incentive Stock Option Agreement related to 2003 Equity Incentive Plan

10.7*(7)	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan

10.8	Lease Agreement between Registrant and Sitterly Associates, LLC dated May 25, 2004

10.9	Lease Agreement between Registrant and Sitterly Associates II, LLC dated September 8, 2005

10.10	Lease Agreement between Registrant and Sitcon, LLC dated April 6, 2006

10.11	Lease Agreement between Registrant and Coronado Stender Associates, LLC dated February 24, 2006

10.12(7)	Intellectual Property Assignment Agreement between the Registrant and Dr. Eric Cole dated December 8, 1998

10.13(7)	Receipt between Registrant and Dr. Eric Cole dated September 30, 2003

10.14*(12)	Employment Agreement with Steven Aragon, dated April 3, 2006

II-1

Exhibit Number	Exhibit Title
10.15(8)	Agreement between the Registrant and New York State Energy Research and Development Authority, A New York Public Benefit corporation, dated December 2, 2004

10.16*(12)	Employment Agreement with Thomas Polich, dated April 3, 2006

10.17(3)	Note Purchase Agreement by and among the Registrant, LC Capital Master Fund, Ltd. and Castlerigg Master Investments, Ltd. dated January 19, 2007

10.18(3)	Note Terms Agreement by and between the Registrant and LC Capital Master Fund, Ltd. dated January 19, 2007

10.19(3)

Securities Purchase Agreement by and among the Registrant and Millennium Partners, L.P., Phoenix Partners, LP, Phoenix Partner II, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC dated January 19, 2007

10.20(3)	Amendment to Securities Purchase Agreement by and between the Registrant and Castlerigg Master Investments, Ltd. dated January 19, 2007

10.21(3)	Registration Rights Agreement by and between the Registrant and Castlerigg Master Investments, Ltd. dated January 19, 2007

10.22(3)	Registration Rights Agreement by and between the Registrant and LC Capital Master Fund, Ltd. dated January 19, 2007

10.23(3)

Registration Rights Agreement by and among the Registrant and Millennium Partners, L.P., Phoenix Partners, LP, Phoenix Partners II, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC dated January 19, 2007

10.24(3)	Senior Convertible Note issued to LC Capital Master Fund, Ltd. dated January 19, 2007

10.25(3)	Class B Warrant to purchase shares of common stock issued to LC Capital Master Fund, Ltd. dated January 19, 2007

10.26(3)	Class A Warrant to purchase shares of common stock issued to Castlerigg Master Investment Ltd. dated January 19, 2007

10.27*(4)	Employment Agreement with Dr. DeLuca dated April 10, 2006

10.28*(5)	Amendment to Employment Agreement of Dr. DeLuca dated January 22, 2007

10.29(6)	Blitzstrom Contract

10.30*(11)	2006 Equity Incentive Plan

10.31*(12)	Employment Agreement with John McCaffrey dated April 3, 2006

10.32*(12)	Employment Agreement with Terence Schulyer dated April 3, 2006

10.33*(12)	Employment Agreement with Robert Weiss dated April 3, 2006

14(10)	Code of Ethics

21(7)	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm dated February 27, 2007

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

II-2

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 25, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 10, 2006.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 26, 2007.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.
(8)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 18, 2005.
(9)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 17, 2006.
(10)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.
(11)	Incorporated by reference to our Preliminary Proxy Statement, PRE 14A, filed with the SEC on April 20, 2006.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 7, 2006.

3