Form 10QSB
period 2007-03-31
DAYSTAR TECHNOLOGIES INC
filed 2007-05-15
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

At May 8, 2007, 14,896,562 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended March 31, 2007

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet—March 31, 2007	3

Consolidated Statements of Operations—For the Three Months Ended March 31, 2007 and 2006 and For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2007	4

Consolidated Statement of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2007	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 and For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2007	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	14

Item 3. Controls and Procedures	19

PART II – Other Information

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	19

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,139,173
Accounts receivable	4,195
Other current assets	818,849

Total current assets	4,962,217
Property and Equipment, at cost	13,952,906
Less accumulated depreciation and amortization	(3,300,145)

Net property and equipment	10,652,761

Other Assets	75,748

Total Assets	$15,690,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,736,193
Notes and capital leases payable, current portion	165,596
Deferred revenue	67,000

Total current liabilities	1,968,789
Long-Term Liabilities:
Notes and capital leases payable	313,947
Deferred revenue	240,583
Stock warrants	3,510,207

Total long-term liabilities	4,064,737

Commitments and Contingencies (Notes 2 and 7)	—

Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 60,000,000 shares authorized; 14,860,437 shares issued and outstanding	148,604
Additional paid-in capital	61,914,897
Accumulated deficit	(10,145,391)
Deficit accumulated during the development stage	(42,260,910)

Total stockholders’ equity	9,657,200

Total Liabilities and Stockholders’ Equity	$15,690,726

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to March 31, 2007
	2007	2006
Revenue:
Product revenue	$—	$—	$3,528
Research and development contract revenue	—	30,000	555,000

Total revenue	—	30,000	558,528
Costs and Expenses:
Research and development	2,293,632	1,894,468	14,452,795
Selling, general and administrative	1,401,079	1,257,197	9,074,002
Restructuring	1,382,801	—	1,821,856
Depreciation and amortization	694,391	218,072	2,821,194

Total costs and expenses	5,771,903	3,369,737	28,169,847
Other Income (Expense):
Other income	43,214	114,182	1,376,886
Interest expense	(88,058)	(21,936)	(1,866,260)
Amortization of note discount and financing costs	(3,800,588)	—	(8,548,395)
Gain/(loss) on derivative liabilities	(2,206,754)	—	485,360
Loss on extinguishment of debt	(6,091,469)	—	(6,091,469)

Total other income (expense)	(12,143,655)	92,246	(14,643,878)

Loss from Continuing Operations	(17,915,558)	—	(42,255,197)
Loss from discontinued operations of DayStar Solar, LLC	—	—	(5,714)

Net Loss	$(17,915,558)	$(3,247,491)	$(42,260,911)

Weighted average common shares outstanding (basic and diluted)	12,570,489	6,501,711

Net loss per share (basic and diluted)	$(1.43)	$(.50)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO MARCH 31, 2007

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	5,083,258	$50,833	29,000	$290	$22,443,181	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 – 12/05 at $6.00—$8.25 per share	1,190,748	11,907	—	—	7,208,295	—	—	—	7,220,202
Conversion of Class B common stock	58,000	580	(29,000)	(290)	(290)	—	—	—	—
Equity-based compensation	38,750	388	—	—	411,912	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	6,370,756	63,708	—	—	30,063,098	(403,710)	(10,145,391)	(3,904,151)	15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $2.06—$7.50 per share	132,815	1,328	—	—	670,544	—	—	—	671,872
Equity-based compensation	177,062	1,771	—	—	1,320,949	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 -12/06	1,143,036	11,430	—	—	7,366,729	—	—	—	7,378,159
Warrants issued for placement of convertible note at $5.38 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	7,823,669	$78,237	—	$—	$40,381,871	$—	$(10,145,391)	$(24,345,352)	$5,969,365
Exercise of warrants and stock options, 1/07 – 3/07 at $2.00—$3.45 per share	208,500	2,085	—		1,186,855				1,188,940
Equity-based compensation	(4,687)	(47)	—	—	320,626	—	—	—	320,579
Issuance of shares pursuant to offering, 2/07 at $2.00 per share	2,500,000	25,000			4,975,000				5,000,000
Shares issued in payment of principal and interest on convertible note, 1/07 – 2/07 at $2.00 per share	3,875,384	38,754	—	—	12,657,449	—	—	—	12,696,203
Shares issued for placement of note and offering 3/07 at $2.00 per share	457,571	4,575	—	—	2,393,096	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(17,915,558)	(17,915,558)

BALANCES, March 31, 2007	14,860,437	$148,604	—	$—	$61,914,897	$—	$(10,145,391)	$(42,260,910)	$9,657,200

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Years Ended March 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to March 31, 2007
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(17,915,558)	$(3,247,491)	$(42,260,910)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	694,391	218,072	2,821,194
Equity-based compensation	320,579	331,334	1,900,715
Non-cash interest	279,370	—	1,605,084
Amortization of note discount and financing costs	3,634,439	—	8,382,247
(Gain)/loss on derivative liabilities	2,206,754	—	(485,360)
Shares issued for restructuring	340,600	—	340,600
Loss on extinguishment of debt	6,091,469	—	6,091,469
Gain on sale of assets	—	(1,750)	(13,049)
Changes in operating assets and liabilities:
Receivables	(289)	520,022	(4,195)
Other assets	2,786,105	(145,915)	(782,915)
Accounts payable and accrued expenses	(964,120)	174,665	1,445,780
Deferred revenue	(1,750)	—	298,250

Net cash used in operating activities	(2,528,010)	(2,151,063)	(20,661,090)
Cash Flows from Investing Activities:
Purchase of investments	—	(3,122,334)	(17,657,732)
Proceeds from sale of investments	—	3,072,195	18,362,973
Purchase of equipment and improvements	(101,034)	(1,306,183)	(10,519,080)
Proceeds from sale of assets	—	—	3,120

Net cash used in investing activities	(101,034)	(1,356,322)	(9,810,719)
Cash Flows from Financing Activities:
Proceeds from sale of stock	5,000,000	—	5,000,000
Proceeds from issuance of notes	—	—	15,000,000
Payments on notes and capital leases	(1,518,700)	(17,162)	(2,015,768)
Cost of financing	—	—	(924,797)
Proceeds from exercise of warrants and stock options	426,198	532,470	8,180,219

Net cash provided by financing activities	3,907,498	515,308	25,239,654

Increase \ (decrease) in cash and cash equivalents	1,278,454	(2,992,077)	(5,232,155)
Cash and cash equivalents, beginning of period	2,860,719	7,283,295	9,371,328

Cash and cash equivalents, end of period	$4,139,173	$4,291,218	$4,139,173

Supplemental Cash Flow Information:
Cash paid for interest	$—	$13,397

Non-Cash Transactions:
Principal payments on convertible note, in common stock	$7,047,556	$—

Warrants issued for placement of convertible note	$2,057,071	$—

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles of Consolidation, Organization and Nature of Operations:

DayStar Technologies, Inc. (the “Company”) is a development stage enterprise that was formed in 1997 for the purpose of developing, manufacturing and marketing innovative products to the photovoltaic industry. From its inception, the Company has focused primarily on thin-film copper indium gallium selenide (“CIGS”) solar cells and secondarily on concentrator photovoltaics. The principal source of revenue for the Company has been revenue from government funded research and development contracts.

The accompanying consolidated financial statements include the accounts of the Company and DayStar Solar, LLC (formerly International Energy Trading, LLC), a wholly-owned subsidiary of DayStar Technologies, Inc. All significant intercompany transactions have been eliminated in consolidation. During the second quarter of 2005, the Company discontinued operations of DayStar Solar, LLC. Upon discontinuing operations of DayStar Solar, LLC, the Company became a development stage enterprise.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006 and for the period from July 1, 2005 (Inception of the Development Stage) to March 31, 2007.

2. Liquidity and Future Operations:

The Company currently spends approximately $1.2 million per month on research, development, selling, general and administrative costs and all funding received to date has been utilized to maintain the monthly operational cost while in the development stage of business. For the three months ended March 31, 2007, the Company reported a net loss of approximately $17.9 million, which included non-cash expenses of $13.1 million primarily associated with the Company’s convertible note, its restructuring and ultimate conversion to shares of the Company’s common stock.

The Company’s consolidated financial statements for the year ended December 31, 2006 and for the three months ended March 31, 2007 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses. The Company anticipates it will continue to incur losses in the future as it enters commercialization for its products utilizing its next generation (Gen-III) manufacturing processes. Commercialization activities will require significant capital expenditures related to the manufacture of this next generation production equipment and build-out of the California facilities that will house the equipment, as well as the associated development and administrative costs. In order to fund the costs associated with such development, the Company will require additional financing. Without additional financing, the Company would need to delay certain of these activities, and/or curtail operations.

The Company’s financing options include (1) obtaining private equity funding, (2) evaluating the likelihood of converting the Class B public warrants to common shares of the Company’s stock, (3) completing a secondary public offering, (4) obtaining debt financing and (5) increasing government grant and other contract revenue. Such financing may not be available to the Company on terms that are acceptable to it, if at all, and any new equity financing may be dilutive to its stockholders.

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

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Significant Accounting Policies:

Revenue Recognition—The Company recognizes revenue in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. During the three months ended March 31, 2007, the Company did not recognize any contract revenue.

Research and Development Costs—Research and development costs are expensed as incurred. Funds obtained from government agencies that represent a cost reimbursement activity are reflected as reductions of Research and Development expenses.

Share-Based Compensation—Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Company follows the Securities and Exchange Commission (“the SEC”)’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense for the three months ended March 31, 2007 was $320,626, of which $169,426 was recorded to research and development and $151,200 to selling, general and administrative expenses. Share-based compensation expense for the three months ended March 31, 2006 was $313,040, of which $139,382 was recorded to research and development and $173,658 to selling, general and administrative expenses.

Loss Per Share—Loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Basic Earnings Per Share (“EPS”) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) were exercised or converted into Common Stock. These Common Stock equivalents have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the three months ended March 31, 2007 and 2006.

Fair Value of Financial Instruments—The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of capital lease obligations approximate fair value due to the proximity to the inception date.

Derivative Stock Warrants—Certain terms in the convertible note and related documents issued on May 25, 2006 as well as subsequent agreements entered into on January 19, 2007, require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with No. SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and any changes in fair value reported as a gain or loss on derivative liabilities in the Consolidated Statement of Operations. The Black-Scholes option-pricing model is used to estimate the warrant fair values.

Deferred Financing Costs—Financing costs are capitalized and amortized over the term of the related debt issuance using the effective interest method. If the underlying debt instrument related to the deferred financing costs is converted, any unamortized financing costs would immediately be recognized as an expense upon conversion of the instrument.

Discontinued Operations—In June 2005, the Company discontinued operations of DayStar Solar, LLC. This entity was in the business of reselling and installing solar electricity systems for residential customers in northern California. The results of operations associated with this business, have been reported as discontinued operations in the accompanying consolidated statements of operations. There were no results of operation from DayStar Solar, LLC for the three months ended March 31,

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2007 and 2006. The accompanying consolidated statements of cash flows include the effects of both continuing and discontinued operations.

Reclassifications—Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

Impact of Recently Issued Accounting Pronouncements—

SFAS No. 157, “Fair Value Measurements”. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 is effective for the Company January 1, 2008. The Company is currently evaluating the impact of this new standard but does not anticipate a material impact on its consolidated financial statements as a result of the implementation of SFAS 157.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The Company is currently evaluating the impact of this new standard but does not anticipate a material impact on its consolidated financial statements as a result of the implementation of SFAS 157.

4. Convertible Note:

On May 25, 2006, the Company entered into a series of agreements pursuant to a private placement transaction providing for, among other things, the issuance to the original holder (the “Original Note Holder”), of a senior convertible note (the “Note”) in the aggregate principal amount of $15,000,000, warrants to purchase 782,609 shares of Common Stock and additional warrants in the event the Company causes a conversion of the Note into shares of Common Stock.

The Note was convertible into 1,304,348 shares of Common Stock at any time at the option of the holder at an initial conversion price of $11.50 per share, subject to adjustment. In November 2006, the Company obtained shareholder approval to increase the amount of shares issuable upon conversion of the Note to 1,968,217 shares of Common Stock. The Note was convertible at the Company’s option if the closing price of the Common Stock for each trading day of any twenty consecutive trading day period equaled or exceeded 150% of the conversion price and certain other criteria were satisfied.

Note principal payments, as well as interest at 7.5% per annum, were payable in cash or, at the option of the Company, if certain conditions were satisfied, in shares of Common Stock. Any shares of Common Stock used to pay an installment of principal or interest were valued at a 13.5% discount to the volume weighted average price of the Company’s Common Stock price for the five days preceding the payment date.

The discount attributable to the issuance date aggregate fair value of the conversion options and warrants, totaling $5,259,961, was amortized using the effective interest method over the term of the Note. The intrinsic value of the conversion option in the Note totaling $1,223,842 was calculated in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and recorded, on the issuance date, as additional paid in capital and a corresponding reduction of the carrying value of the Note.

In connection with the financing arrangement, the Company incurred financing costs of $1,065,216, including the fair value of warrants to purchase 26,087 shares of Common Stock issued to the placement agent. The total financing costs were capitalized and amortized over the life of the Note using the effective interest method.

The following summarizes the activity for the convertible note and related deferred financing costs from the issuance date of May 25, 2006 through December 31, 2006:

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Convertible Note			Deferred Financing Costs
	Principal	Discount	Net
At Issuance Date, May 25, 2006	$15,000,000	$5,259,961	$9,740,039	$1,065,216
Activity through December 31, 2006:
Payments	(6,452,444)	—	(6,452,444)
Amortization	—	(3,952,880)	3,952,880	(794,926)

Balance, December 31, 2006	$8,547,556	$1,307,081	$7,240,475	$270,290

Of the $6,452,444 in principal payments made through December 31, 2006, $400,000 was paid in cash and $6,052,444 in stock, through the issuance of 1,088,161 shares of Common Stock. Additionally, interest of $389,702 was paid through December 31, 2006, $114,041 of which was paid in cash and $275,661 in stock, through the issuance of 54,875 shares of Common Stock. There was $209,860 in interest accrued as of December 31, 2006.

Under the terms of the Note, there was $2,564,267 held in escrow as of December 31, 2006.

Restructuring, Sale and Conversion of Note

On January 19, 2007, the Company entered into a series of agreements with the Original Note Holder, a buyer of the Note (the “Buyer”), as well as a group of investors, (the “New Investors”), pursuant to a restructuring and private placement transaction, providing for, among other things, the sale of the Note by the Original Note Holder to the Buyer, the issuance of an additional Class A Warrant to purchase 317,394 shares of Common Stock to the Original Note Holder, and the issuance by the Company of 2,500,000 shares of Common Stock to the New Investors. Prior to the sale of the Note to the Buyer, the Company paid $1,500,000 in cash previously held in escrow, and agreed to issue 825,181 shares of Common Stock to the Original Note Holder, representing principal payments of $983,289 and interest payments of $243,231, or a total of $1,226,520. The remaining escrowed funds of $1,064,267 were released to the Company. Of the 825,181 shares of Common Stock issued to the Original Note Holder, 400,000 shares were issued on January 19, 2007 and 425,181 shares were issued on January 31, 2007. The fair market value (closing price on the date of issuance) of the 825,181 shares totaled $2,569,529. This resulted in an excess of the consideration provided to the Original Note Holder over the principal and interest due, of $1,343,009, which was recorded as Loss on Extinguishment of Debt on the Company’s Statement of Operations.

The Buyer paid the outstanding balance of the Note to the Original Note Holder and entered into a Note Terms Agreement with the Company for the remaining principal balance on the Note of $6,064,267. The Note Terms Agreement provided that upon the occurrence of both (i) Stockholder Approval and / or exception from the NASDAQ Listing Qualifications Department and (ii) the consummation of the Stock Purchase Agreement with the Buyer, the Note would be converted into the number of shares of Common Stock equal to the sum of the aggregate amount of accrued but unpaid principal and interest due in respect of the Note at a conversion price of $2.00 per share.

On February 1, 2007, the Company received notification from the NASDAQ Listing Qualifications Department that its request for an exception from the requirement of seeking stockholder approval for the issuance of new securities in connection with the transaction described above for a convertible note and a private placement of Common Stock was granted. On February 16, 2007, in accordance with this exception, the Company issued 3,050,203 shares of Common Stock to the Buyer in full payment of outstanding principal and accrued interest on the Note. In addition, the Company issued 2,500,000 shares of Common Stock at $2.00 per share to the New Investors which generated gross proceeds of $5,000,000.

The restructuring of the Note and its conversion to Common Stock resulted in significant non-cash charges on the Company’s Consolidated Statement of Operations during the three months ended March 31, 2007. In addition to the excess consideration provided to the Original Note Holder discussed above, upon conversion of the outstanding principal and accrued interest on the Note, the Company charged to expense, the unamortized note discount of $1,307,081 and deferred financing costs of $270,290, totaling $1,577,371. The fair market value (closing price on the date of the Note Terms Agreement) of the 3,050,203 shares of Common Stock issued to the Buyer was $10,126,674, representing full payment of the outstanding principal and accrued interest on the Note of $6,100,405, resulted in a non-cash charge to Loss on Extinguishment of Debt of $4,026,269. Financing costs related to this transaction totaled approximately $2.2 million, primarily due to placement fees of approximately $2.1 million, which were paid in shares of Common Stock.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Warrant Liability

The Company is accounting for the free-standing warrants, issued in connection with the Note, as derivative liabilities in accordance with SFAS 133, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”. The warrant liabilities are adjusted to their fair value at the end of each reporting period, using the Black-Scholes model, with the change in fair value reported as gain or loss on derivative liabilities.

The warrants had an exercise price of $12.65 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by the Company at a price below the exercise price. The warrants are exercisable at any time through May 26, 2011. On January 19, 2007, the Company issued 317,394 Class A Warrants pursuant to the restructuring and sale of the Note. These warrants have an exercise price of $2.00, which according to the Warrant Agreements reduced the exercise of all Class A Warrants to the Original Note Holder to $2.00. During the three months ended March 31, 2007, 200,000 Class A Warrants were exercised which generated $400,000 in gross proceeds to the Company.

The stock warrant liability is summarized as follows:

Stock Warrant Liability
Balance, December 31, 2006	$1,344,004
Grants (317,394 shares)	722,191
Exercises (200,000 shares)	(762,742)
Change in fair value	2,206,754

Balance, March 31, 2007	$3,510,207

5. Income Taxes:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect adjustment to retained earnings required related to the adoption of FIN 48. There were no unrecognized tax benefits at January 1, 2007, nor was there a change in unrecognized tax benefits during the three months ended March 31, 2007. It is possible that the amount of unrecognized tax benefits could change in the next 12 months; however the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company recognizes accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. There was no accrued interest or penalties recognized as of January 1, 2007.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal and state income tax returns for 2003 through 2006 remain open to examination. The Company’s 2005 New York State income tax return was examined by the state. There were no material changes to the return as a result of this examination.

6. Warrants:

Class A public warrants—As of March 31, 2007, there were no Class A public warrants to purchase Common Stock outstanding. On August 11, 2005, the Company redeemed all then outstanding Class A public warrants.

Class B public warrants—As of March 31, 2007, 5,113,453 Class B public warrants to purchase Common Stock were outstanding. The exercise price of a Class B public warrant is $10.00. The Class B public warrants expire on February 11, 2009, the fifth anniversary of the completion of the initial public offering. The Company does not have the right to redeem the Class B public warrants.

Representative warrants—As of March 31, 2007, 8,192 warrants issued to underwriters in connection with the initial public offering were outstanding. Each warrant gives the holder the right to purchase one unit for $6.00. A unit consists of

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

one share of Common Stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. As noted above, on August 11, 2005, any Class A public warrants then outstanding were redeemed.

Class A Warrants—As of March 31, 2007, 900,003 Class A Warrants were outstanding. On May 25, 2006, the Company issued 782,609 Class A Warrants pursuant to a private placement offering, and each provides the holder the right to purchase one share of the Common Stock. The Class A Warrants had an exercise price of $12.65 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by the Company at a price below the then current exercise price. On January 19, 2007, the Company issued 317,394 Class A Warrants pursuant to the restructuring and sale of the Note (See Note 4). These Class A Warrants have an exercise price of $2.00 thus reducing the exercise of all Class A Warrants to $2.00. During the three months ended March 31, 2007, 200,000 Class A Warrants were exercised which generated $400,000 in gross proceeds to the Company. The fair value of these Class A Warrants, calculated using the Black-Scholes pricing model, was recorded as a derivative liability on the issuance date. As such, the liability is adjusted to fair market value, using the Black-Scholes pricing model, at the end of each reporting period. See assumptions detailed in Note 4.

Consultant warrants—As of March 31, 2007, 65,487 Consultant warrants were outstanding. There were no Consultant warrants granted during the three months ended March 31, 2007. Of the outstanding Consultant warrants, 39,400 were granted in prior years under contracts with certain consultants for services rendered to the Company, and contain an exercise price of $3.00.

On May 25, 2006, the Company issued 26,087 Consultant warrants to the placement agent in connection with the placement of a convertible note and Class A warrants. Each warrant gives the holder the right to purchase one share of the Company’s Common Stock at a price of $11.89 per share. The fair value of the warrants, calculated using the Black-Scholes pricing model, was recorded as deferred financing costs and was amortized using the effective interest method over the life of the related note. See assumptions detailed in Note 4.

7. Commitments and Contingencies:

The series of agreements entered into on January 19, 2007 (See Note 4), included registration rights agreements with the Original Note Holder, the Buyer, as well as the New Investors.

The Registration Rights Agreement with the Original Note Holder requires that the registration statement must be declared effective by the SEC within 120 days (or 90 days if there is no review of the registration statement by the SEC) after the filing date of February 20, 2007, and must remain effective and available for use until earlier of the date the Original Note Holder can sell all of the securities covered by the registration statement without restriction pursuant to SEC Rule 144(k) and the date all of such securities have been sold pursuant to the registration statement.

If the Company fails to meet the deadlines for the filing or the effectiveness of the registration statement or, subject to certain “grace periods”, if the registration is unavailable after it becomes effective, the Company is required to pay monthly liquidated damages of $25,000 until such failure is cured. The total penalties payable for failure to have a registration statement declared effective are capped at $100,000.

The Registration Rights Agreement with the Buyer requires that the registration statement must be declared effective by the SEC within 120 days (or 90 days if there is no review of the registration statement by the SEC) after the filing date of February 20, 2007, and must remain effective and available for use until the earlier of the date all of such securities have been sold pursuant to the registration statement or the second anniversary of the date of the conversion of the Note.

If the Company fails to meet the deadlines for the filing or the effectiveness of the registration statement, the Company is required to pay monthly liquidated damages of 1% of the outstanding principal amount of the Note plus accrued interest thereon until such failure is cured. The total penalties payable for failure to have a registration statement declared effective

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

are capped at 12%.

The Registration Rights Agreement with the New Investors requires. The registration statement must be declared effective by the SEC within 120 days (or 90 days if there is no review of the registration statement by the SEC) after the filing date of February 20, 2007, and must remain effective and available for use until earlier of the date all of such securities have been sold pursuant to the registration statement or date as of which all New Investors may sell all the shares of Common Stock without restriction pursuant to Rule 144(k) of the Securities Act (or any successor rule thereto).

If the Company fails to meet the deadlines for the filing or the effectiveness of the registration statement, the Company shall pay monthly to each New Investor an amount in cash equal to 1% of the aggregate purchase price paid by such New Investor until such failure is cured but in no event will the Company be liable for liquidated damages under this Registration Rights Agreement in excess of 1% of the aggregate purchase price of the New Investors in any 30-day period and the maximum aggregate liquidated damages payable to a New Investor under this Registration Rights Agreement shall be twelve percent (12%) of the aggregate purchase price paid by such New Investor pursuant to the Securities Purchase Agreement.

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

Overview

We began operations in 1997 for the purpose of developing CIGS solar cells and more cost-effective processes for manufacturing such solar cells. From inception, we have focused our efforts on research and development, manufacturing, development of an initial customer base and raising capital.

During the three months ended March 31, 2007, we achieved certain development milestones which were necessary to finalize the design of a commercial manufacturing line. Through our proprietary sputter deposition process, we have reproducibly achieved greater than 10% cell efficiencies on large area solar cell devices. This milestone demonstrates a reproducible and highly scaleable deposition process capable of performance benchmarks required for successful commercialization.

During the three months ended March 31, 2007, we engaged in market analysis, including discussions with strategic partners as part of our intended transition from development stage to commercialization, and established a plan to accelerate near-term revenue generation. Combining an assessment of the current market opportunities with our recent technical advances has led to the plan to build our first commercial manufacturing line to produce monolithically integrated CIGS modules on plate glass substrates. The resulting product has the potential to achieve the performance and cost benchmarks to meet the needs of our customers and other stakeholders, in the shortest time frame. Our largest customer, Blitzstrom, has agreed to amend our contract to include monolithic modules. All commercialization plans are contingent upon new financing for initiation.

Contingent upon new financing, we plan to build a 25 megawatt (“MW”) capacity production line in our Santa Clara, California facility and operate this line to produce complete CIGS modules for sale to both current and future customers. To facilitate this operation, we will relocate select engineering and administrative functions, as well as our corporate headquarters, to the Santa Clara facility, to focus on commercialization efforts. The state-of-the art equipment and intellectual capability that remains will form the DayStar Applications Center targeted at continued development of future flexible product opportunities.

The transition to commercialization will require a reduction of our New York based resources as we focus efforts on building our first large scale production line. The market for a flexible CIGS module is viewed as a large potential market for the future. However, there still remain significant technical challenges in product packaging that inhibit early market penetration. We have made progress on some of these challenges and will continue to work with strategic partners to overcome them for future product diversification. Significant additional capital infusion is required to execute our business plan to complete our next generation manufacturing processes. If adequate capital resources are not available to us, we will be forced to curtail or terminate operations.

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

Revenue Recognition—We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

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

Share-Based Compensation—Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, we follow the Securities and Exchange Commission (“SEC”)’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in our Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Derivative Stock Warrants—Certain terms in the Note and related documents issued on May 25, 2006 require that the warrants issued in conjunction with the convertible note be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, and any changes in fair value reported as a gain or loss on derivative liabilities in the Consolidated Statement of Operations. The Black-Scholes option-pricing model is used to estimate the warrant fair values.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

Certain reclassifications have been made to the 2006 financial information to conform to the 2007 presentation.

Research and development contract revenue. There was no research and development contract revenue for the three months ended March 31, 2007. There was $30,000 in research and development contract revenue for the three months ended March 31, 2006. Our research and development contract revenue was primarily earned as a result of achieving various milestones under an agreement with a New York State government agency.

Research and development expenses. Research and development expenses were $2,293,632 for the three months ended March 31, 2007 compared to $1,894,468 for the three months ended March 31, 2006, an increase of $399,164 or 21%. These expenses increased due to the hiring of additional personnel and related development costs as we established Gen-II pilot production capabilities to manufacture photovoltaic cells and increased activities in research and development of our next generation capabilities. We are designing, with the intent to manufacture, prototype deposition equipment while procuring automated cell processing equipment for our next generation production line.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,401,079 for the three months ended March 31, 2007 compared to $1,257,197 for the three months ended March 31, 2006, an increase of $143,882 or 11%. The increase in selling, general and administrative expenses corresponded with our additions to personnel and overall spending increases in support of development efforts over the comparative period.

Restructuring. There was $1,382,801 in restructuring expense for the three months ended March 31, 2007. There was no spending related to restructuring for the three months ended March 31, 2006. The expense in 2007 relates to professional services incurred with the restructuring of the Note.

Depreciation and amortization expenses. Depreciation and amortization expenses were $694,391 for the three months ended March 31, 2007 compared to $218,072 for the three months ended March 31, 2006, an increase of $476,319. Depreciation and amortization expenses increased primarily as a result of the acquisition and utilization of significant amounts of capital equipment as we continued to develop our manufacturing technologies and began the production of photovoltaic cells on our Gen-II production line.

Other income. Other income was $43,214 for the three months ended March 31, 2007 compared to $114,182 for the three months ended March 31, 2006, a decrease of $70,968. Other income primarily represents interest on investments.

Interest expense. Interest expense was $88,058 for the three months ended March 31, 2007 compared to $21,936 for the three months ended March 31, 2006, an increase of $66,122. The increase in interest expense was due primarily to the issuance in May 2006 of the $15 million Note carrying a 7.5% interest rate. The remaining interest costs result from capital lease obligations and notes payable.

Amortization of note discount and deferred financing costs. Amortization of note discount and deferred financing costs was $3,800,588 for the three months ended March 31, 2007. There was no amortization of note discount and deferred financing costs for the three months ended March 31, 2006. The Note contained a beneficial conversion feature as well as warrants issued to the Original Note Holder. The aggregate fair value of the conversion feature and warrants represented a discount to the Note, totaling $5.3 million and was amortized using the effective interest method over the life of the Note. The financing costs were capitalized and amortized over the life of the Note as well. During the three months ended March 31, 2007, the Note was converted to Common Stock and all remaining deferred financing fees were charged to expense.

Gain /(Loss) on derivative liabilities. Loss on derivative liabilities was $2,206,754 for the three months ended March 31, 2007. There was no gain on derivative liabilities for the three months ended March 31, 2006. The warrants issued in conjunction with the Note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. During the three months ended March 31, 2007, our Common Stock price increased which caused an increase in the fair value of the warrant liability. This resulted in a loss on derivative liabilities of $2,206,754 for the three months ended March 31, 2007.

Loss on extinguishment of debt. Loss on extinguishment of debt was $6,091,469 for the three months ended March 31, 2007. There was no loss on extinguishment of debt for the three months ended March 31, 2006. The loss is due to the excess of the consideration provided by the Company to the Original Note Holder in the form of cash payments, shares of Common Stock and additional Class A Warrants for payment of the outstanding principal and accrued interest on the Note.

Net loss. Net loss was $17,915,558 for the three months ended March 31, 2007 compared to a loss of $3,247,491 for the three months ended March 31, 2006. The increase in net loss is due primarily to the non-cash expenses recognized on the extinguishment of the Note, write-off of the remaining note discount and financing costs, and loss on derivative liabilities for the three months ended March 31, 2007.

Liquidity and Capital Resources

Liquidity. At March 31, 2007, our cash and cash equivalents totaled $4,139,173. The net cash used during the quarter was primarily to fund operating activities. We currently spend approximately $1.2 million per month on research, development, selling, general and administrative costs and all funding received to date has been utilized to maintain this average monthly operational cost while in the development stage of business. During the three months ended March 31, 2007, we reported a net loss of approximately $17.9 million, which included non-cash expenses of $13.1 million, primarily associated with the Note and series of agreements entered into on January 19, 2007, resulting in the Note’s ultimate conversion into Common Stock.

The following table summarizes the key components of the results of operations for the three months ended March 31, 2007 and segregates between cash and non-cash transactions:

FIRST QUARTER 2007 PROFIT & LOSS SUMMARY	Three Months Ended March 31, 2007
Total Operating Expenses(1)	$3,694,711
Depreciation/Amortization(2)	694,391
Restructuring (cash component)(1)	1,042,201
Restructuring (payment in stock)(2)	340,600
Amortization of Note Discount and Financing Costs(2)	3,800,588
Loss on Derivative Liabilities(2)	2,206,754
Loss on Extinguishment of Debt(2)	6,091,469
Net Interest Expense/(Other Income)(1),(2)	44,844

Reported Net Loss	$(17,915,558)

Notes:

(1)	Cash-related expenses
(2)	Non-cash related expenses

We are in the development stage, and as such, have historically reported net losses. We anticipate continuing to incur losses in the future as we transition to commercialization. Commercialization activities will require significant capital expenditures related to the purchase of production equipment and build-out of the California facilities that will house the equipment, as well as the associated development and administrative costs. In order to fund the costs associated with such development, we will require additional financing. Without additional financing, we would need to delay certain of these activities, and/or curtail operations.

Our financing options include (1) obtaining private equity funding, (2) evaluating the likelihood of converting the Class B public warrants to Common Stock, (3) completing a secondary public offering, (4) obtaining debt financing and (5) increasing government grant and other contract revenue. Such financing may not be available to us on terms that are acceptable to us, if at all, and any new equity financing may be dilutive to stockholders.

The transition to commercialization requires a reduction of the Company’s New York based resources as we focus efforts on building our first large scale production line. On May 15, 2007 the Company will reduce its New York staff by approximately 20 people, in line with the commercialization operating plan to transition corporate headquarters from New York to California. This staffing reduction will reduce the number of our pilot production lines from three shifts to one, which will be maintained to continue product testing. Along with direct line personnel, the staffing reduction will include certain indirect support for maintaining two additional shifts. The May 15, 2007 staffing reduction will also reduce the New York-based Research and Development group as part of the Company’s transition from development to commercialization, as well as certain general and administrative personnel as part of the transition of the corporate office from New York to California. The savings from these reductions are anticipated to be approximately $100,000 per month.

If we are unable to raise sufficient capital, liquidity problems will cause the Company to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These factors raise substantial doubt as to the Company’s ability to continue operations as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Capital Resources. We have historically financed our operations primarily from proceeds of the sale of equity securities and revenues received under research and development contracts and grants.

We entered into a series of agreements on January 19, 2007, with the Original Note Holder, the Buyer, and the New Investors. The Original Note Holder sold our Note to the Buyer for approximately $7.5 million. The Buyer provided approximately $6.0 million and we provided $1.5 million from restricted cash escrows, additional Class A Warrants to purchase 317,394 shares of our Common Stock, and 825,181 shares of Common Stock in full payment of the outstanding principal and interest. On February 16, 2007, we received $5,000,000 in gross proceeds from the issuance of 2,500,000 shares of Common Stock at $2.00 per share to the New Investors. These proceeds are to be used to fund business operations until additional financing is obtained.

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

Commitments. At March 31, 2007, we had outstanding approximately $470,000 of purchase orders for equipment and improvements. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our consolidated financial statements.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases entered into in the ordinary course of business.

We lease approximately 32,000 square feet of office and manufacturing space in Halfmoon, New York. We lease 18,000 square feet in one location under a five year lease that commenced July 1, 2004 for $9,750 per month. In a second location in the same corporate park, we lease 5,500 square feet of office space under a forty-five month lease that commenced October 1, 2005 for $5,769 per month. In a third location also in the same office park, we lease 8,500 square feet of manufacturing and office space under a sixty month lease that commenced June 1, 2006 for $5,590 per month. This lease may be terminated at our option at the completion of the eighteenth month. We also lease 50,000 square feet of factory and office space in Santa Clara, California under a fifty-one month lease that commenced June 2006, for $18,144 per month and which increases beginning July 1, 2007. We also maintain two leases for certain office equipment.

As discussed under Commitments, at March 31, 2007, we had outstanding approximately $470,000 of purchase orders for equipment and improvements

Item 3.	Controls and Procedures.

The Company’s Chief Executive Officer and Controller, (acting Chief Accounting Officer) have reviewed the disclosure controls and procedures relating to the Company at March 31, 2007 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’s internal control over financial reporting, as of the end of the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
10.1*	Transition Agreement with John R. Tuttle, dated February 1, 2007

10.29	Blitzstrom Contract

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: May 15, 2007	By:	/s/ STEPHAN J. DELUCA

Stephan J. DeLuca Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007	By:	/s/ CHRISTOPHER T. LAIL

Christopher T. Lail Controller (Acting Chief Accounting Officer)