Form 10QSB
period 2007-06-30
DAYSTAR TECHNOLOGIES INC
filed 2007-08-03
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

At July 27, 2007, 15,197,562 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes ☐    No ☒

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended June 30, 2007

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet—June 30, 2007 (unaudited)	3

Consolidated Statements of Operations—For the Three Months and Six Months Ended June 30, 2007 and 2006 and For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2007 (unaudited)	4

Consolidated Statement of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2007 (unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 and For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2007 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	15

Item 3. Controls and Procedures	21

PART II – Other Information

Item 5. Other Information	22

Item 6. Exhibits and Reports on Form 8-K	22

Signatures	22

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,714,871
Other current assets	801,602

Total current assets	5,516,473
Property and Equipment, at cost	14,000,842
Less accumulated depreciation and amortization	(4,062,216)

Net property and equipment	9,938,626

Other Assets	74,863

Total Assets	$15,529,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,072,985
Notes and capital leases payable, current portion	4,189,982
Deferred revenue and gain	65,833

Total current liabilities	6,328,800
Long-Term Liabilities:
Notes and capital leases payable	258,721
Deferred revenue	240,000
Stock warrants	3,367,293

Total long-term liabilities	3,866,014
Commitments and Contingencies (Notes 2 and 8)	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 60,000,000 shares authorized; 15,097,562 shares issued and outstanding	150,976
Additional paid-in capital	63,948,586
Accumulated deficit	(10,145,391)
Deficit accumulated during the development stage	(48,619,023)

Total stockholders’ equity	5,335,148

Total Liabilities and Stockholders’ Equity	$15,529,962

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to June 30, 2007
	2007	2006	2007	2006
Revenue:
Product revenue	$—	$—	$—	$—	$3,528
Research and development contract revenue	—	—	—	30,000	555,000

Total revenue	—	—	—	30,000	558,528

Costs and Expenses:
Research and development	2,417,530	2,471,795	4,711,163	4,366,263	16,870,325
Selling, general and administrative	1,990,843	1,309,005	3,391,922	2,566,201	11,064,846
Restructuring	171,565	—	1,554,365	—	1,993,420
Depreciation and amortization	762,956	273,649	1,457,347	491,721	3,584,150

Total costs and expenses	5,342,894	4,054,449	11,114,797	7,424,185	33,512,741

Other Income (Expense):
Other income	41,545	144,234	84,759	258,415	1,418,431
Interest expense	(40,268)	(134,816)	(128,326)	(156,752)	(1,906,527)
Amortization of note discount and financing costs	(266,911)	(1,082,814)	(4,067,499)	(1,082,814)	(8,815,306)
Loss on derivative liabilities	(749,585)	(85,530)	(2,956,339)	(85,530)	(264,225)
Loss on extinguishment of debt	—	—	(6,091,469)	—	(6,091,469)

Total other income (expense)	(1,015,219)	(1,158,926)	(13,158,874)	(1,066,681)	(15,659,096)

Loss from Continuing Operations	(6,358,113)	(5,213,375)	(24,273,671)	(8,460,866)	(48,613,309)
Loss from discontinued operations of DayStar Solar, LLC	—	—	—	—	(5,714)

Net Loss	$(6,358,113)	$(5,213,375)	$(24,273,671)	$(8,460,866)	$(48,619,023)

Weighted Average Common Shares Outstanding (Basic And Diluted)	14,980,229	6,592,341	13,775,359	6,547,026

Net Loss Per Share (Basic and Diluted)	$(.42)	$(.79)	$(1.76)	$(1.29)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO JUNE 30, 2007

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	5,083,258	$50,833	29,000	$290	$22,443,181	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 – 12/05 at $6.00—$8.25 per share	1,190,748	11,907	—	—	7,208,295	—	—	—	7,220,202
Conversion of Class B common stock	58,000	580	(29,000)	(290)	(290)	—	—	—	—
Share-based compensation	38,750	388	—	—	411,912	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	6,370,756	63,708	—	—	30,063,098	(403,710)	(10,145,391)	(3,904,151)	15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $2.06—$7.50 per share	132,815	1,328	—	—	670,544	—	—	—	671,872
Share-based compensation	177,062	1,771	—	—	1,320,949	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 -12/06	1,143,036	11,430	—	—	7,366,729	—	—	—	7,378,159
Warrants issued for placement of convertible note at $5.38 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	7,823,669	$78,237	—	$—	$40,381,871	$—	$(10,145,391)	$(24,345,352)	$5,969,365
Exercise of warrants and stock options, 1/07, 3/07 & 6/07 at $2.00—$3.45 per share	409,500	4,095	—		2,479,403				2,483,498
Share-based compensation	31,438	315	—	—	1,061,767	—	—	—	1,062,082
Issuance of shares pursuant to offering, 2/07 at $2.00 per share	2,500,000	25,000			4,975,000				5,000,000
Shares issued in payment of principal and interest on convertible note, 1/07 – 2/07 at $2.00 per share	3,875,384	38,754	—	—	12,657,449	—	—	—	12,696,203
Shares issued for placement of note and offering 3/07 at $2.00 per share	457,571	4,575	—	—	2,393,096	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(24,273,671)	(24,273,671)

BALANCES, June 30, 2007	15,097,562	$150,976	—	$—	$63,948,586	$—	$(10,145,391)	$(48,619,023)	$5,335,148

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to June 30, 2007
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(24,273,671)	$(8,460,866)	$(48,619,023)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,457,347	491,721	3,584,150
Share-based compensation	1,062,082	671,737	2,642,217
Non-cash interest	279,370	—	1,605,084
Amortization of note discount and financing costs	3,634,439	1,082,814	8,382,247
Loss on derivative liabilities	2,956,339	85,530	264,225
Shares issued for restructuring	340,600	—	340,600
Loss on extinguishment of debt	6,091,469	—	6,091,469
Changes in operating assets and liabilities:
Receivables	3,906	520,022	—
Other assets	2,803,351	(225,840)	(765,670)
Accounts payable and accrued expenses	(627,328)	1,385,092	1,782,573
Deferred revenue	(3,500)	(3,500)	283,451

Net cash used in operating activities	(6,275,596)	(4,453,290)	(24,408,677)
Cash Flows from Investing Activities:
Purchase of investments	—	(6,136,429)	(17,657,732)
Proceeds from sale of investments	—	7,093,534	18,362,973
Purchase of equipment and improvements	(148,970)	(4,370,330)	(10,567,015)
Proceeds from sale of assets	—	—	3,120

Net cash used in investing activities	(148,970)	(3,413,225)	(9,858,654)
Cash Flows from Financing Activities:
Proceeds from sale of stock	5,000,000	—	5,000,000
Proceeds from issuance of notes	4,000,000	15,000,000	19,000,000
Payments on notes and capital leases	(1,549,540)	(33,637)	(2,046,608)
Cost of financing	—	(898,963)	(924,797)
Proceeds from exercise of warrants and stock options	828,258	549,386	8,582,279

Net cash provided by financing activities	8,278,718	14,616,786	29,610,874

Increase \ (decrease) in cash and cash equivalents	1,854,152	6,750,271	(4,656,457)
Cash and cash equivalents, beginning of period	2,860,719	7,283,295	9,371,328

Cash and cash equivalents, end of period	$4,714,871	$14,033,566	$4,714,871

Supplemental Cash Flow Information:
Cash paid for interest	$22,713	$25,925

Non-Cash Transactions:
Principal payments on convertible note, in common stock	$7,047,556	$—

Beneficial conversion feature on convertible note	$—	$1,223,842

Warrants issued for placement of convertible note	$2,057,071	$140,419

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles of Consolidation, Organization and Nature of Operations:

DayStar Technologies, Inc. (the “Company”) is a development stage enterprise that was formed in 1997 for the purpose of developing, manufacturing and marketing innovative products to the photovoltaic industry. From its inception, the Company has focused primarily on thin-film copper indium gallium selenide (“CIGS”) solar products.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at June 30, 2007 and the results of its operations and its cash flows for the six months ended June 30, 2007 and 2006 and for the period from July 1, 2005 (Inception of the Development Stage) to June 30, 2007.

2. Liquidity and Future Operations:

The Company currently spends approximately $1.2 million per month on operating expenses for research and development, and selling, general and administrative costs. This excludes one-time restructuring costs and costs associated with financings. For the six months ended June 30, 2007, the Company reported a net loss of approximately $24.3 million, which included non-cash expenses of $15.5 million primarily associated with the Company’s convertible note, its restructuring and ultimate conversion to shares of the Company’s common stock (see Note 4).

The Company’s consolidated financial statements for the year ended December 31, 2006 and for the six months ended June 30, 2007 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses. The Company anticipates it will continue to incur losses in the future as it enters commercialization for its products utilizing its next generation manufacturing processes. Commercialization activities will require significant capital expenditures related to the manufacture of this next generation production equipment, purchase of third-party equipment, and build-out of the California facilities that will house the equipment, as well as the associated development and administrative costs. In order to fund the costs associated with such development, the Company will require additional financing. Without additional financing, the Company would need to delay certain of these activities, and/or curtail operations.

The Company’s financing options include (1) completing a secondary public offering of registered shares, (2) obtaining private equity funding by selling unregistered shares, (3) evaluating the likelihood of converting the Class B public warrants to common shares of the Company’s stock, (4) obtaining debt financing and (5) increasing government grant and other contract revenue. As such, the Company plans to raise additional funds by selling registered common equity shares in the near term. However, there is no guarantee that the Company will be able to successfully complete such an offering on terms that are acceptable to it, if at all. Additionally, the proposed equity financing will be dilutive to the Company’s stockholders.

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

3. Significant Accounting Policies:

Revenue Recognition—The Company recognizes revenue in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Since inception of the development stage on July 1, 2005, the Company has earned minimal amounts of product revenue.

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contracts. Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts. During the six months ended June 30, 2007, the Company did not recognize any research and development contract revenue.

Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria, as defined, over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company recorded deferred revenue of $300,000 as of June 30, 2007.

Property and Equipment—Property and equipment is stated at cost. Amounts received under grants which represent a reimbursement of property and equipment costs incurred are recorded as a contra-asset against property and equipment. At June 30, 2007, there was $300,000 of grant funds included in property and equipment as a contra-asset, which the Company must repay if it fails to maintain certain employment criteria over a five year period as specified in the grant. Depreciation is computed using straight-line and an accelerated method over estimated useful lives of 3 to 5 years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

Research and Development Costs—Research and development costs are expensed as incurred. Funds obtained from government agencies that represent a cost reimbursement activity are reflected as reductions of Research and Development expenses.

Share-Based Compensation—Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Company follows the Securities and Exchange Commission (“the SEC”)’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense for the three months and six months ended June 30, 2007 and 2006 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Share-based compensation:
Selling, general and administrative	$569,379	$220,521	$720,580	$379,217
Research and development	172,076	198,743	341,502	292,520

Total share-based compensation	$741,455	$419,264	$1,062,082	$671,737

During the six months ended June 30, 2007 the Company entered into a new employment agreement and modified an existing employment agreement. In relation to those agreements and in the normal course of business the Company granted options to purchase 689,006 shares of Common Stock at prices ranging from $3.14 to $5.71 per share, all with a contractual life of ten years. Options to purchase 51,335 shares of Common Stock were forfeited during the six months ended June 30, 2007. Additionally, there were 50,000 shares of restricted stock granted under an employment agreement and 18,562 shares of restricted stock forfeited during the six months ended June 30, 2007.

Loss Per Share—Loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Basic Earnings Per Share (“EPS”) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) were exercised or converted into Common Stock. These Common Stock equivalents have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the six months ended June 30, 2007 and 2006.

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

Discontinued Operations—In June 2005, the Company discontinued operations of DayStar Solar, LLC. This entity was in the business of reselling and installing solar electricity systems for residential customers in northern California. The results of operations associated with this business, have been reported as discontinued operations in the accompanying consolidated statements of operations. There were no results of operation from DayStar Solar, LLC for the six months ended June 30, 2007 and 2006. The accompanying consolidated statements of cash flows include the effects of both continuing and discontinued operations.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. SFAS 159 is effective for the Company January 1, 2008. The Company is currently evaluating the impact of this new standard but does not anticipate a material impact on its consolidated financial statements as a result of the implementation of SFAS 159.

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

Restructuring, Sale and Conversion of Note

On January 19, 2007, the Company entered into a series of agreements with the Original Note Holder, a buyer of the Note (the “Buyer”), as well as a group of investors, (the “New Investors”), pursuant to a restructuring and private placement transaction, providing for, among other things, the sale of the Note by the Original Note Holder to the Buyer, the issuance of an additional Class A Warrant to purchase 317,394 shares of Common Stock to the Original Note Holder, and the issuance by the Company of 2,500,000 shares of Common Stock to the New Investors. Prior to the sale of the Note to the Buyer, the Company paid $1,500,000 in cash previously held in escrow, and agreed to issue 825,181 shares of Common Stock to the Original Note Holder, representing principal payments of $2,483,289 and interest payments of $243,231, or a total of $2,726,520. The remaining escrowed funds of $1,064,267 were released to the Company. Of the 825,181 shares of Common Stock issued to the Original Note Holder, 400,000 shares were issued on January 19, 2007 and 425,181 shares were issued on January 31, 2007. The fair market value (closing price on the date of issuance) of the 825,181 shares totaled $2,569,529. The excess of the consideration provided to the Original Note Holder over the principal and interest due, of $1,343,009, was recorded as Loss on Extinguishment of Debt on the Company’s Statement of Operations.

The following summarizes the activity for the convertible note and related deferred financing costs from January 1, 2007 through the completion of the purchase of the Note by the Buyer.

	Convertible Note			Payments				Non-Cash Expenses
	Principal	Interest	Total	Cash	Stock		Total	Loss on Extinguishment	Amortization of Note Discount and Financing Costs	Restructuring
Balance, January 1, 2007	$8,547,556	$209,860	$8,757,416	$—	$—		$—	$—	$—	$—
Activity through 1/19/07	—	33,371	33,371	—	—		—	—	278,415	—
Payment to Original Note Holder, 1/19/07	(2,483,289)	(243,231)	(2,726,520)	1,500,000	2,569,529	(1)	4,069,529	1,343,009	—	—
Issuance of 317,394 Class A Warrants to Original Note Holder(2)	—	—	—	—	—		—	722,191	—	—

Balance, January 19, 2007—Acquired by Buyer	$6,064,267	$—	$6,064,267	$1,500,000	$2,569,529		$4,069,529	$2,065,200	$278,415	$—

(1) 400,000 shares at $3.32 per share, 425,181 shares at $2.92 per share

(2) Agreement to issue this warrant was entered into January 19, 2007; actual warrant was issued on February 16, 2007

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

The restructuring of the Note and its conversion to Common Stock resulted in significant non-cash charges on the Company’s Consolidated Statement of Operations during the six months ended June 30, 2007. In addition to the excess consideration provided to the Original Note Holder discussed above, upon conversion of the outstanding principal and accrued interest on the Note, the Company charged to expense, the unamortized note discount of $1,307,081 and deferred financing costs of $270,290, totaling $1,577,371. The fair market value (closing price on the date of the Note Terms Agreement) of the 3,050,203 shares of Common Stock issued to the Buyer was $10,126,674, representing full payment of the outstanding principal and accrued interest on the Note of $6,100,405, resulted in a non-cash charge to Loss on Extinguishment of Debt of $4,026,269. Financing costs related to this transaction totaled approximately $2.2 million, primarily due to placement fees of approximately $2.1 million, which were paid in shares of Common Stock.

The following summarizes the remaining activity for the convertible note and related deferred financing costs through February 16, 2007, the date of conversion of the Note into equity.

	Convertible Note			Payments				Non-Cash Expenses
	Principal	Interest	Total	Cash	Stock		Total	Loss on Extinguishment	Amortization of Note Discount and Financing Costs	Restructuring
Balance / Totals, January 19, 2007	$6,064,267	$—	$6,064,267	$1,500,000	$2,569,529		$4,069,529	$2,065,200	$278,415	$—
Activity 1/19 – 2/16/07	—	36,138	36,138	—	—		—	—	1,298,956	—
Conversion of Note to Common Stock, 2/16/07	(6,064,267)	(36,138)	(6,100,405)	—	10,126,674	(1)	10,126,674	4,026,269	—	—
Fees Paid to Investment Banker	—	—	—	100,000	2,397,668	(2)	2,497,668	—	2,057,068	340,600

Balance / Total February 16, 2007	$—	$—	$—	$1,600,000	$15,093,871		$16,693,871	$6,091,469	$3,634,439	$340,600

(1) 3,050,203 shares at $3.32 per share

(2) 457,571 shares at $5.24 per share

Warrant Liability

The Company is accounting for the free-standing warrants, issued in connection with the Note, as derivative liabilities in accordance with SFAS 133, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”, due to the potential for cash settlement. The warrant liabilities are adjusted to their fair value at the end of each reporting period, using the Black-Scholes model, with the change in fair value reported as gain or loss on derivative liabilities.

The warrants had an exercise price of $12.65 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by the Company at a price below the exercise price. The warrants are exercisable at any time through May 26, 2011. On February 16, 2007, the Company issued 317,394 Class A Warrants pursuant to the restructuring and sale of the Note. These warrants have an exercise price of $2.00, which according to the Warrant Agreements reduced the exercise of all Class A Warrants to the Original Note Holder to $2.00. During the six months ended June 30, 2007, 400,000 Class A Warrants were exercised which generated $800,000 in gross proceeds to the Company.

The stock warrant liability is summarized as follows:

Stock Warrant Liability
Balance, December 31, 2006	$1,344,004
Grants (317,394 shares)	722,191
Exercises (400,000 shares)	(1,655,241)
Change in fair value	2,956,339

Balance, June 30, 2007	$3,367,293

5. Notes Payable:

On June 15, 2007, the Company entered into a series of agreements with the Buyer, including a secured fixed-rate note in the aggregate principal amount of $4,000,000 and related security agreements. A portion of the note was subsequently assigned to one of the New Investors and the note is now held by two significant shareholders owning a combined 30% of the Company’s Common Stock at June 30, 2007. The Company pays interest on the unpaid principal amount of the note at a rate of 10% per annum, payable monthly in cash. At June 30, 2007 there was $16,667 of accrued interest on the note. The note is due in full on December 15, 2007 and may be prepaid at any time. The Company must pay all outstanding principal at a premium of 102% plus all accrued and unpaid interest at the time of payment. The note is secured by a lien on all of the Company’s assets.

On July 31, 2007, the Company entered into an amendment of this note agreement. See Note 9 “Subsequent Events”.

6. Income Taxes:

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

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect adjustment to retained earnings required related to the adoption of FIN 48. There were no unrecognized tax benefits at January 1, 2007, nor was there a change in unrecognized tax benefits during the six months ended June 30, 2007. It is possible that the amount of unrecognized tax benefits could change in the next 12 months; however the Company does not expect the change to have a significant impact on its results of operations or financial position.

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

7. Warrants:

Class A public warrants—As of June 30, 2007, there were no Class A public warrants to purchase Common Stock outstanding. On August 11, 2005, the Company redeemed all then outstanding Class A public warrants.

Class B public warrants—As of June 30, 2007, 5,113,453 Class B public warrants to purchase Common Stock were outstanding. The exercise price of a Class B public warrant is $10.00. The Class B public warrants expire on February 11, 2009, the fifth anniversary of the completion of the initial public offering. The Company does not have the right to redeem the Class B public warrants.

Representative warrants—As of June 30, 2007, 8,192 warrants issued to underwriters in connection with the initial public offering were outstanding. Each warrant gives the holder the right to purchase one unit for $6.00. A unit consists of one share of Common Stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. As noted above, on August 11, 2005, any Class A public warrants then outstanding were redeemed.

Class A Warrants—As of June 30, 2007, 700,003 Class A Warrants were outstanding. On May 25, 2006, the Company issued 782,609 Class A Warrants pursuant to a private placement offering, and each provides the holder the right to purchase one share of Common Stock. The Class A Warrants had an exercise price of $12.65 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by the Company at a price below the then current exercise price. On February 16, 2007, the Company issued 317,394 Class A Warrants pursuant to the restructuring and sale of the Note (See Note 4). These Class A Warrants have an exercise price of $2.00 thus reducing the exercise price of all Class A Warrants to $2.00. During the six months ended June 30, 2007, 400,000 Class A Warrants were exercised which generated $800,000 in gross proceeds to the Company. The fair value of these Class A Warrants, calculated using the Black-Scholes pricing model, was recorded as a derivative liability on the issuance date. As such, the liability is adjusted to fair market value, using the Black-Scholes pricing model, at the end of each reporting period.

Consultant warrants—As of June 30, 2007, 65,487 Consultant warrants were outstanding. There were no Consultant warrants granted during the six months ended June 30, 2007. Of the outstanding Consultant warrants, 39,400 were granted in prior years under contracts with certain consultants for services rendered to the Company, and contain an exercise price of $3.00.

On May 25, 2006, the Company issued 26,087 Consultant warrants to the placement agent in connection with the placement of the Note and Class A Warrants. Each warrant gives the holder the right to purchase one share of the Company’s Common Stock at a price of $11.89 per share. The fair value of the warrants, calculated using the Black-Scholes pricing model, was recorded as deferred financing costs and was amortized using the effective interest method over the life of the related Note, which was extinguished in February 2007.

8. Commitments and Contingencies:

The series of agreements entered into on January 19, 2007 (See Note 4), included registration rights agreements with the Original Note Holder, the Buyer, as well as the New Investors.

The Registration Rights Agreement with the Original Note Holder requires that the registration statement must be declared effective by the SEC within 120 days (or 90 days if there is no review of the registration statement by the SEC) after the filing date of February 20, 2007, and must remain effective and available for use until the earlier of the date the Original Note Holder can sell all of the securities covered by the registration statement without restriction pursuant to SEC Rule 144(k) and the date all of such securities have been sold pursuant to the registration statement. On June 8, 2007, the SEC declared effective the registration statement which registers all shares issuable to the Original Note Holder pursuant to the agreement entered into on January 19, 2007.

Subject to certain “grace periods”, if the registration is unavailable after it becomes effective, the Company is required to pay monthly liquidated damages of $25,000 until such failure is cured. The total penalties payable for failure to have a registration statement declared effective are capped at $100,000.

The Registration Rights Agreement with the Buyer was amended on May 29, 2007 and requires that the Company files a registration statement with the SEC. The registration statement must be declared effective by the SEC and must remain effective and available for use until the earlier of the date all of such securities have been sold pursuant to the registration statement or the second anniversary of the date of the conversion of the Note.

The amendment to the Registration Rights Agreement allows for the registration of shares issued under a future financing by the Company to occur prior to the registration of the shares issued to the Buyer. If the Company fails to register the shares pursuant to this agreement or the registration statement is not declared effective by the SEC, or the effectiveness of the registration statement is not maintained, the Company will incur liquidated damages. The amendment to the Registration Rights Agreement provides that failure to have the registration statement declared effective because the SEC has determined that the securities being registered are being offered by the Company will not constitute a default by the Company of its obligations, provided however that after January 1, 2008 liquidated damages shall begin to accrue and be paid. The Company is required to pay monthly liquidated damages of 1% of the outstanding principal amount of the Note plus accrued interest thereon until the failure is cured. The total penalties payable for failure to have a registration statement declared effective are capped at 12%. Additionally, the amended Registration Rights Agreement requires that if the Company issues warrants in connection with certain future financing transactions, a pro-rated amount of warrants having the same terms and provisions, must be issued to the Buyer as well.

The Registration Rights Agreement with the New Investors was also amended on May 29, 2007 and requires that the Company file a registration statement with the SEC. The registration statement must be declared effective by the SEC and must remain effective and available for use until earlier of the date all of such securities have been sold pursuant to the registration statement or date as of which all New Investors may sell all the shares of Common Stock without restriction pursuant to Rule 144(k) of the Securities Act (or any successor rule thereto).

The amendment to the Registration Rights Agreement allows for the registration of shares issued under a future financing by the Company to occur prior to the registration of the shares issued to the New Investors. If the Company fails to register the shares pursuant to this agreement or the registration statement is not declared effective by the SEC, or the effectiveness of the registration statement is not maintained, the Company will incur liquidated damages. The amendment to the Registration Rights Agreement provides that failure to have the registration statement declared effective because the SEC has determined that the securities being registered are being offered by the Company will not constitute a default by the Company of its obligations, provided however that after January 1, 2008 liquidated damages shall begin to accrue and be paid. The Company shall pay monthly to each New Investor an amount in cash equal to 1% of the aggregate purchase price paid by such New Investor until the failure is cured but in no event will the Company be liable for liquidated damages under this Registration Rights Agreement in excess of 1% of the aggregate purchase price of the New Investors in any 30-day period and the maximum aggregate liquidated damages payable to a New Investor under this Registration Rights Agreement shall be twelve percent (12%) of the aggregate purchase price paid by such New Investor pursuant to the Securities Purchase Agreement. Additionally, the amended Registration Rights Agreement requires that if the Company issues warrants in connection with certain future financing transactions, a pro-rated amount of warrants having the same terms and provisions, must be issued to the New Investors as well.

On August 3, 2007, the Company entered into second amendments of the registration rights agreements with the Buyer and the New Investors. See Note 9 “Subsequent Events”.

9. Subsequent Events:

On July 31, 2007, the Company entered into an amendment of its $4,000,000 secured fixed-rate note. The amendment, between the Company, the holder of the note and the agent under the note, provides that the Company can satisfy certain covenants at any time on or before September 14, 2007. The note had originally provided that these covenants must be satisfied on or before July 31, 2007.

On August 3, 2007, the Company entered into two second amendments of its existing registration rights agreements. These amendments supersede the First Amendments discussed in Note 8 to the Financial Statements included in this Form 10-QSB. These Second Amendments to the Registration Rights Agreements allow for the registration of shares issued under a specified future financing (the “Permitted Financing”) by the Company to occur prior to the registration of the shares already issued to the parties to the original registration rights agreements. If the Company fails to register the shares pursuant to the registration rights agreements or the registration statement is not declared effective by the SEC, or the effectiveness of the registration statement is not maintained, the Company will incur liquidated damages. The Second Amendments to the Registration Rights Agreements provide that failure to have the registration statement declared effective because the SEC has determined that the securities being registered are being offered by the Company will not constitute a default by the Company of its obligations, provided however that after January 1, 2008 liquidated damages shall begin to accrue and be paid. The Company is required to pay monthly liquidated damages of 1% of the purchase price of the shares until the failure is cured. The total penalties payable for failure to have a registration statement declared effective are capped at 12% of such amount. Additionally, the amended registration rights agreements require that if the Company undertakes a change of control or additional financing meeting certain criteria prior to August 31, 2012, the Company must offer to issue warrants to purchase an aggregate of 1,110,041 shares of the common stock to the parties to the two original registration rights agreements. The exercise price of these warrants will be the price which is a 115% of the price of the shares sold under a Permitted Financing, provided that if such exercise price is less than the closing price of the Company’s Common Stock on the Nasdaq Capital Market on the day such shares are priced for sale, then the exercise price shall be the closing price of the Company’s Common Stock on the day of such pricing or the trading day immediately following the day of such pricing, whichever closing price is lower.

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

Overview

We are a photovoltaic (“PV”) company engaged in the development, manufacturing, and marketing of products based upon thin film semiconductor technology. We have developed a proprietary thin film deposition process for the copper-indium-gallium-selenide semiconductor material system, commonly known as CIGS. We intend to commercialize monolithically integrated CIGS modules on glass to address near term market opportunities and develop foil CIGS PV cells packaged in a flexible format for emerging markets. We expect both PV products to be competitive in terms of performance, cost and durability. In order to achieve this goal, we currently intend to build a 25MW commercial manufacturing line in California. Our target markets include the grid-tied central utilities industry, such as large scale PV-based power plants, the grid-tied decentralized commercial, industrial and residential markets and the emerging grid-tied BIPV markets.

During the six months ended June 30, 2007, we achieved development milestones which were necessary to finalize the design of a commercial manufacturing line. Through our proprietary sputter deposition process, we have reproducibly achieved greater than 10% cell efficiencies on large area solar cell devices. We believe this 10% cell efficiency milestone demonstrates a reproducible and highly scaleable deposition process capable of performance benchmarks required for manufacturing our solar products in commercial volumes. We are currently building a deposition tool and associated equipment that will enable us to prove the scalability of the deposition process by producing monolithically integrated glass MTMs. We expect to have this line producing MTMs for characterization and field evaluation by the end of 2007.

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

Revenue Recognition—We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Since inception of the development stage on July 1, 2005, we have earned minimal amounts of product revenue.

Research and development contract revenue is recognized as we meet milestones as set forth under the contracts. Since inception of the development stage on July 1, 2005, our principal source of revenue has been from government funded research and development contracts.

Grant revenue is recognized when we fulfill obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require us to maintain specified employment criteria, as defined, over a five year period. If we fail to meet the specified criteria, we must repay the unearned portion of the grant. As a result, we recorded deferred revenue of $300,000 as of June 30, 2007.

Property and Equipment—Property and equipment is stated at cost. Amounts received under grants which represent a reimbursement of property and equipment costs incurred are recorded as a contra-asset against property and equipment. At June 30, 2007, there was $300,000 of grant funds included in property and equipment as a contra-asset, which we must repay if we fail to maintain certain employment criteria over a five year period as specified in the grant. Depreciation is computed using straight-line and an accelerated method over estimated useful lives of 3 to 5 years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

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

Share-Based Compensation—Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, we follow the Securities and Exchange Commission (“SEC”)’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in our Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and 2006

Certain reclassifications have been made to the 2006 financial information to conform to the 2007 presentation. Such reclassifications had no impact on net income / (loss).

Research and development expenses. Research and development expenses were $2,417,530 for the three months ended June 30, 2007 compared to $2,471,795 for the three months ended June 30, 2006, a decrease of $54,265 or 2%. These expenses marginally decreased during the period as we substantially completed Gen-II pilot production capabilities to manufacture photovoltaic cells in 2006 and continued activities in research and development of our next generation capabilities. We are designing prototype deposition equipment while procuring automated cell processing equipment for our next generation production line, in order to manufacture and commercialize monolithically integrated CIGS modules on glass substrates.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,990,843 for the three months ended June 30, 2007 compared to $1,309,005 for the three months ended June 30, 2006, an increase of $681,838 or 52%. The increase in selling, general and administrative expenses resulted from an increase in personnel and related costs required to support the development efforts and planning to achieve commercialization of our products. Additionally, share-based compensation of $569,379 was included in selling, general and administrative expenses during the three months ended June 30, 2007, compared to $220,521 for the three months ended June 30, 2006.

Restructuring. There was $171,565 in restructuring expense for the three months ended June 30, 2007. There was no restructuring expense for the three months ended June 30, 2006. The expense in 2007 relates to professional services stemming from the restructuring of the Note and to initiatives currently under way to transition manufacturing and certain engineering efforts as well as our corporate headquarters to California.

Depreciation and amortization expenses. Depreciation and amortization expenses were $762,956 for the three months ended June 30, 2007 compared to $273,649 for the three months ended June 30, 2006, an increase of $489,307. Depreciation and amortization expenses increased primarily as a result of the utilization of significant amounts of capital equipment to develop our manufacturing technologies and began the production of photovoltaic cells on our Gen-II production line, and continue the development of our next generation manufacturing processes.

Other income. Other income was $41,545 for the three months ended June 30, 2007 compared to $144,234 for the three months ended June 30, 2006, a decrease of $102,689. Other income primarily represents interest on investments.

Interest expense. Interest expense was $40,268 for the three months ended June 30, 2007 compared to $134,816 for the three months ended June 30, 2006, a decrease of $94,548. The decrease in interest expense was due primarily to the restructuring, sale and ultimate conversion to equity during the first quarter of 2007 of a $15 million Note carrying a 7.5% interest rate.

Amortization of note discount and deferred financing costs. Amortization of note discount and deferred financing costs was $266,911 for the three months ended June 30, 2007 compared to $1,082,814 for the three months ended June 30, 2006. The Note contained a beneficial conversion feature as well as warrants issued to the Original Note Holder. The aggregate fair value of the conversion feature and warrants represented a discount to the Note, totaling $5.3 million and was amortized using the effective interest method over the life of the Note. The financing costs were capitalized and amortized over the life of the Note as well. As the Note was converted to Common Stock during the first quarter of 2007, all unamortized note discount and remaining deferred financing costs at the time of the conversion were expensed, resulting in a decrease in this expense for the three months ended June 30, 2007 as compared with 2006.

Loss on derivative liabilities. Loss on derivative liabilities was $749,585 for the three months ended June 30, 2007 compared to $85,530 for the three months ended June 30, 2006. The warrants issued in conjunction with the Note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. During the three months ended June 30, 2007, our Common Stock price increased which caused an increase in the fair value of the warrant liability. This resulted in a loss on derivative liabilities of $749,585 for the three months ended June 30, 2007.

Net loss. Net loss was $6,358,113 for the three months ended June 30, 2007 compared to a loss of $5,213,375 for the three months ended June 30, 2006. The increase in net loss is due primarily to the increase in non-cash expenses, including depreciation and loss on derivative liabilities, as well as an increase in personnel related costs including share-based compensation in selling, general and administrative expenses.

Comparison of the Six Months Ended June 30, 2007 and 2006

Certain reclassifications have been made to the 2006 financial information to conform to the 2007 presentation. Such reclassifications had no impact on net income / (loss).

Research and development expenses. Research and development expenses were $4,711,163 for the six months ended June 30, 2007 compared to $4,366,263 for the six months ended June 30, 2006, an increase of $344,900 or 8%. These expenses increased during the period as we substantially completed Gen-II pilot production capabilities to manufacture photovoltaic cells in 2006 and continued activities in research and development of our next generation capabilities. We are designing prototype deposition equipment while procuring automated cell processing equipment for our next generation production line, in order to manufacture and commercialize monolithically integrated CIGS modules on glass substrates.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3,391,922 for the six months ended June 30, 2007 compared to $2,566,201 for the six months ended June 30, 2006, an increase of $825,721 or 32%. The increase in selling, general and administrative expenses resulted from an increase in personnel and related costs required to support the development efforts and planning to achieve commercialization of our products. Additionally, share-based compensation of $720,580 was included in selling, general and administrative expenses during the six months ended June 30, 2007, compared to $379,217 for the six months ended June 30, 2006.

Restructuring. There was $1,554,365 in restructuring expense for the six months ended June 30, 2007. There was no restructuring expense for the six months ended June 30, 2006. The expense in 2007 relates to professional services stemming from the restructuring of the Note and to initiatives currently under way to transition manufacturing and certain engineering efforts as well as our corporate headquarters to California.

Depreciation and amortization expenses. Depreciation and amortization expenses were $1,457,347 for the six months ended June 30, 2007 compared to $491,721 for the six months ended June 30, 2006, an increase of $965,626. Depreciation and amortization expenses increased primarily as a result of the utilization of significant amounts of capital equipment to develop our manufacturing technologies and began the production of photovoltaic cells on our Gen-II production line, and continue the development of our next generation manufacturing processes.

Other income. Other income was $84,759 for the six months ended June 30, 2007 compared to $258,415 for the six months ended June 30, 2006, a decrease of $173,656. Other income primarily represents interest on investments.

Interest expense. Interest expense was $128,326 for the six months ended June 30, 2007 compared to $156,752 for the six months ended June 30, 2006, a decrease of $28,426. The decrease in interest expense was due primarily to the restructuring, sale and ultimate conversion to equity during the first quarter of 2007 of a $15 million Note carrying a 7.5% interest rate.

Amortization of note discount and deferred financing costs. Amortization of note discount and deferred financing costs was $4,067,499 for the six months ended June 30, 2007 compared to $1,082,814 for the six months ended June 30, 2006, an increase of $2,984,685. The Note contained a beneficial conversion feature as well as warrants issued to the Original Note Holder. The aggregate fair value of the conversion feature and warrants represented a discount to the Note, totaling $5.3 million and was amortized using the effective interest method over the life of the Note. The financing costs were capitalized and amortized over the life of the Note as well. The Note was converted to Common Stock during the first quarter of 2007 and all unamortized note discount and remaining deferred financing costs at the time of the conversion were expensed, resulting in an increase in this expense for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006, which was the beginning of the amortization period.

Loss on derivative liabilities. Loss on derivative liabilities was $2,956,339 for the six months ended June 30, 2007 compared to $85,530 for the six months ended June 30, 2006. The warrants issued in conjunction with the Note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. During the six months ended June 30, 2007, our Common Stock price increased which caused an increase in the fair value of the warrant liability. This resulted in a loss on derivative liabilities of $2,956,339 for the six months ended June 30, 2007.

Loss on extinguishment of debt. Loss on extinguishment of debt was $6,091,469 for the six months ended June 30, 2007. There was no loss on extinguishment of debt for the six months ended June 30, 2006. The loss is due to the excess of the consideration provided by the Company to the Original Note Holder in the form of cash payments, shares of Common Stock and additional Class A Warrants for payment of the outstanding principal and accrued interest on the Note.

Net loss. Net loss was $24,273,671 for the six months ended June 30, 2007 compared to a loss of $8,460,866 for the six months ended June 30, 2006. The increase in net loss is due primarily to the non-cash expenses recognized on the extinguishment of the Note, write-off of the remaining note discount and financing costs, and loss on derivative liabilities for the six months ended June 30, 2007.

Liquidity and Capital Resources

Liquidity. At June 30, 2007, our cash and cash equivalents totaled $4,714,871. The net cash used during the quarter was primarily to fund operating activities. We currently spend approximately $1.2 million per month on operating expenses for research and development, and selling, general and administrative costs. This spending rate excludes one-time restructuring costs and costs associated with financings. During the six months ended June 30, 2007, we reported a net loss of approximately $24.3 million, which included non-cash expenses of $15.5 million, primarily associated with the Note and series of agreements entered into on January 19, 2007, resulting in the Note’s ultimate conversion into Common Stock.

The following table summarizes the key components of the results of operations for the six months ended June 30, 2007 and segregates between cash and non-cash transactions:

Net Loss Summary For the Six Months Ended June 30, 2007	Six Months Ended June 30, 2007
Cash expenses:
Operating expenses	$7,041,004
Restructuring	1,213,765
Financing costs	433,060
Net Interest expense/(Other income)	43,566

Total cash expenses	8,731,395

Non-cash expenses:
Loss on extinguishment of debt	6,091,469
Amortization of note discount and financing costs	3,634,439
Loss on derivative liabilities	2,956,339
Depreciation and amortization	1,457,347
Share-based compensation	1,062,082
Restructuring	340,600

Total non-cash expenses	15,542,276

Reported Net Loss	$24,273,671

We are in the development stage, and as such, have historically reported net losses. We anticipate continuing to incur losses in the future as we transition to commercialization. We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Our cash balance which totaled $4,714,871 as of June 30, 2007, is expected to sustain us until the end of the third quarter of 2007, if we are able to maintain our estimated spending rate of $1.2 million per month. We will need significant additional cash infusions to execute our business plan beyond the third quarter of 2007. This business plan includes, in the near term, transitioning our headquarters from New York to California and manufacturing CIGS on glass monolithic test modules (“MTM”), with both of these activities presently targeted to be completed by the end of 2007. MTMs are essentially a smaller form factor CIGS on glass module that will allow us to demonstrate the scalability of our direct deposition process in a manufacturing simulation, which represents a key near-term milestone in our business plan. The MTMs will not be available for sale, and thus we will not generate revenues from the production of these modules. In the longer term, our business plan is to build a 25MW CIGS on glass manufacturing line in California. This business plan, including both the near-term and long-term activities, will require significant cash outlay as provided below. Without significant additional, timely financing, we would need to further delay certain programs and activities. Any delay in the financing will consequently delay the implementation of our manufacturing and commercialization strategy.

In order to conserve cash and extend operations, we have decreased cash spending by reducing certain operating expenses and limiting new equipment purchases. The transition to commercialization required a reduction of the Company’s New York based resources as we focus efforts on building our first large scale production line in California. Effective June 1, 2007, we reduced our New York staff by approximately 20 people, in line with the commercialization operating plan to transition corporate headquarters from New York to California. This staffing reduction decreased our pilot production lines from three shifts to one, which will be maintained to continue product testing. The savings generated through this reduction in staff and through other activities may be used to execute some of the activities needed to transition our corporate headquarters to California. Additionally, we will incur spending to execute our near-term plan to manufacture CIGS on glass mini-modules in California. There is a possibility that the headquarters transition activities and the manufacture of MTMs may increase the monthly burn to more than $1.2 million per month in the next few months.

To fund these activities and to enable us to execute our business plan and commercialization strategy, we plan to seek additional funding. Our financing options include (1) completing a secondary public offering, (2) obtaining private equity funding, (3) evaluating the likelihood of converting the Class B public warrants to Common Stock, (4) obtaining debt financing and (5) increasing government grant and other contract revenue. Such financing may not be available to us on terms that are acceptable to us, if at all, and any new equity financing may be dilutive to stockholders. Additionally, any delay in obtaining funds from this financing will require us to seek additional bridge financing, that may only be available to us, if at all, at a very expensive rate. There is no guarantee that we will be able to successfully arrange for such incremental bridge funding in order to manage a substantial delay in completing an equity financing.

If we are unable to raise sufficient capital, liquidity problems will cause us to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. These factors raise substantial doubt as to our ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Capital Resources. We have historically financed our operations primarily from proceeds of the sale of equity securities and revenues received under research and development contracts and grants. We do not have any bank lines of credit that provide us with an additional source of debt financing.

We entered into a series of agreements on January 19, 2007, with the Original Note Holder, the Buyer, and the New Investors. The Original Note Holder sold our Note to the Buyer for approximately $7.5 million. The Buyer provided approximately $6.0 million and we provided $1.5 million from restricted cash escrows, additional Class A Warrants to purchase 317,394 shares of our Common Stock, and 825,181 shares of Common Stock in full payment of the outstanding principal and interest. On February 16, 2007, we received $5,000,000 in gross proceeds from the issuance of 2,500,000 shares of Common Stock at $2.00 per share to the New Investors. This Note was subsequently converted into 3,050,203 shares of Common Stock.

On June 15, 2007, we entered into a note agreement with the Buyer for a loan in the amount of $4,000,000. See Note 5, “Notes Payable”, to our consolidated financial statements for further details on this transaction. These proceeds are to be used to fund business operations until additional financing is obtained. We believe these funds, which are reflected in our cash and cash equivalents balance at June 30, 2007, are adequate to fund our requirements until we raise additional financing. In the event our efforts to raise additional financing in a timely manner are delayed for any reason, we may be required to seek additional bridge funding, that may or may not be available to us. If we are unable to obtain such additional financing, we will have liquidity problems that will cause us to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations.

Commercialization Plan. Our commercialization plan entails building a 25MW CIGS on glass manufacturing line. To facilitate building this line, we recently announced our plans to transition our headquarters from the state of New York to California. A critical part of building the 25MW line is to engineer to scale a direct deposition tool to deposit the CIGS layer on our glass substrate using our proprietary process. We have developed a CIGS deposition process which utilizes a direct reactive sputtering technique. We believe this proprietary process will allow us to produce CIGS photovoltaic products in a high throughput continuous manufacturing system. Additionally, we are presently developing a smaller tool that simulates the 25MW direct deposition tool and will produce MTMs using our proprietary process. Once produced, these MTMs will be sent to our customer Blitzstrom and other prospective customers for testing and evaluation. We are currently targeting completing the MTM development by the end of 2007.

Our commercialization plan will require significant spending in the form of capital expenditures, production start-up costs and operating losses incurred until we reach break-even on a cash flow basis. We presently estimate that we will require a total of approximately $90 million to reach cash flow break-even and profitability based solely on the 25MW California line. Our ability to reach and then sustain profitability depends on a number of factors, including the growth rate of the solar energy industry, the adoption rate of thin film solar modules, market acceptance of our solar modules when we build them, our success in developing the direct deposition sputtering tool, our ability to build the 25MW line in a cost-effective and efficient manner, and our ability to reach target capacity utilization, manufacturing yields and product quality.

The capital expenditures for the line include costs for the development of the direct deposition sputtering tool, purchase of remaining production equipment and build-out of the 25MW manufacturing line in California, including infrastructure development, leasehold improvements and other associated development and administrative costs for the proposed line. The total spending required for the capital equipment including installation and fit-up is estimated at approximately $35 million. Additionally, we will continue to incur production start-up costs and operating expenses while the California manufacturing line is being built, which will also need to be funded. The production start-up costs consist primarily of direct and indirect labor, direct material and overhead costs related to the line before it has been qualified for production.

After building the California facility, we will be ramping and stabilizing the production process in the line. When the build-out of the line is completed and it is in operation, we will likely start with one shift operation per day, and over time increase the number of shifts to improve capacity utilization. During this ramp-up period, the revenue we generate from the products that we manufacture may not adequately cover the cost of goods sold and our operating expenses, and therefore we may continue to incur operating losses during the ramp-up period before we reach the rated capacity. We believe that we will be able to improve capacity utilization, product quality and yields over time in the 25MW line in California such that we will be able to break-even on an operating margin basis. However, to the degree we are unable to reach our target capacity utilization, product quality and yields, we may never break-even on our California line.

In order to fund the costs associated with our commercialization plan, we will require additional financing. Without additional financing, we would need to delay certain of these activities, and/or curtail operations. As such, we expect to raise additional funds by selling common stock in the near-term. However, the funds we will receive through such a financing will not be sufficient to build the 25MW line and fund the production start-up costs and expected operating losses. As a result, we may be required to engage in the future in one or more debt or equity financings, or access other sources of funding including customer and vendor financings, and government and strategic sources of funding. Any such future financing will result in increased expenses and additional dilution to our shareholders. If we are unable to obtain such future financing, we may be unable to build the proposed California line and execute our commercialization strategy. Our long-term success depends not only on successfully building the 25MW California line, but also in our ability to add additional capacity, over and above the 25MW line in California, by building new manufacturing lines in a cost-effective manner.

Commitments. At June 30, 2007, we had outstanding approximately $450,000 of purchase orders for equipment and improvements. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our consolidated financial statements included in our Annual Report on Form 10-KSB.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases entered into in the ordinary course of business.

We lease approximately 32,000 square feet of office and manufacturing space in Halfmoon, New York. We lease 18,000 square feet in one location under a five year lease that commenced July 1, 2004 for $9,750 per month. In a second location in the same corporate park, we lease 5,500 square feet of office space under a forty-five month lease that commenced October 1, 2005 for $5,769 per month. In a third location also in the same office park, we lease 8,500 square feet of manufacturing and office space under a sixty month lease that commenced June 1, 2006 for $5,590 per month. This lease may be terminated at our option at the completion of the eighteenth month. We also lease 50,000 square feet of factory and office space in Santa Clara, California under a fifty-one month lease that commenced June 2006, for $19,152 per month. We also maintain leases for certain office equipment.

As discussed under Commitments, at June 30, 2007, we had outstanding approximately $450,000 of purchase orders for equipment and improvements

Item 3.	Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at June 30, 2007 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’s internal control over financial reporting, as of the end of the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Information.

On July 31, 2007, the Company entered into an amendment of its $4,000,000 secured fixed-rate note. The amendment, between the Company, the holder of the note and the agent under the note, provides that the Company can satisfy certain covenants at any time on or before September 14, 2007. The note had originally provided that these covenants must be satisfied on or before July 31, 2007.

On August 3, 2007, the Company entered into two second amendments of its existing registration rights agreements. These amendments supersede the First Amendments discussed in Note 8 to the Financial Statements included in this Form 10-QSB. These Second Amendments to the Registration Rights Agreements allow for the registration of shares issued under a specified future financing (the “Permitted Financing”) by the Company to occur prior to the registration of the shares already issued to the parties to the original registration rights agreements. If the Company fails to register the shares pursuant to the registration rights agreements or the registration statement is not declared effective by the SEC, or the effectiveness of the registration statement is not maintained, the Company will incur liquidated damages. The Second Amendments to the Registration Rights Agreements provide that failure to have the registration statement declared effective because the SEC has determined that the securities being registered are being offered by the Company will not constitute a default by the Company of its obligations, provided however that after January 1, 2008 liquidated damages shall begin to accrue and be paid. The Company is required to pay monthly liquidated damages of 1% of the purchase price of the shares until the failure is cured. The total penalties payable for failure to have a registration statement declared effective are capped at 12% of such amount. Additionally, the amended registration rights agreements require that if the Company undertakes a change of control or additional financing meeting certain criteria prior to August 31, 2012, the Company must offer to issue warrants to purchase an aggregate of 1,110,041 shares of the common stock to the parties to the two original registration rights agreements. The exercise price of these warrants will be the price which is a 115% of the price of the shares sold under a Permitted Financing, provided that if such exercise price is less than the closing price of the Company’s Common Stock on the Nasdaq Capital Market on the day such shares are priced for sale, then the exercise price shall be the closing price of the Company’s Common Stock on the day of such pricing or the trading day immediately following the day of such pricing, whichever closing price is lower.

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
10.1	Amendment to the Loan Agreement by and among the Company, LC Capital Master Fund, Ltd., and Lampe, Conway & Co., LLC, dated July 31, 2007.

10.2	Amendment to the Registration Rights Agreement by and between the Company and LC Capital Master Fund, Ltd., dated August 2, 2007.

10.3	Amendment to the Registration Rights Agreement by and between the Company and Millennium Fixed Income LP, dated August 3, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: August 3, 2007	By:	/s/ STEPHAN J. DELUCA
Stephan J. DeLuca Chief Executive Officer (Principal Executive Officer)
Date: August 3, 2007	By:	/s/ RAJA H. VENKATESH
Raja H. Venkatesh Chief Financial Officer (Principal Financial Officer)
Date: August 3, 2007	By:	/s/ CHRISTOPHER T. LAIL
Christopher T. Lail Controller and Acting Chief Accounting Officer