Form 10QSB
period 2007-09-30
DAYSTAR TECHNOLOGIES INC
filed 2007-11-14
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

At November 9, 2007, 32,453,762 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended September 30, 2007

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet—September 30, 2007 (unaudited)	3

Consolidated Statements of Operations—For the Three Months and Nine Months Ended September 30, 2007 and 2006 and For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2007 (unaudited)	4

Consolidated Statement of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2007 (unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 and For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2007 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	14

Item 3. Controls and Procedures	19

PART II – Other Information

Item 5. Other Information	20

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	21

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$6,493,861
Other current assets	603,401

Total current assets	7,097,262
Property and Equipment, at cost	14,276,640
Less accumulated depreciation and amortization	(4,831,066)

Net property and equipment	9,445,574

Other Assets	667,600

Total Assets	$17,210,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,637,947
Notes and capital leases payable, current portion	9,181,508
Deferred revenue and gain	64,084

Total current liabilities	11,883,539
Long-Term Liabilities:
Notes and capital leases payable	215,671
Deferred revenue	240,000
Stock warrants	2,248,247

Total long-term liabilities	2,703,918
Commitments and Contingencies (Notes 2 and 8)	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 60,000,000 shares authorized; 15,198,762 shares issued and outstanding	151,988
Additional paid-in capital	65,071,504
Accumulated deficit	(10,145,391)
Deficit accumulated during the development stage	(52,455,122)

Total stockholders’ equity	2,622,979

Total Liabilities and Stockholders’ Equity	$17,210,436

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to September 30, 2007
	2007	2006	2007	2006
Revenue:
Product revenue	$—	$1,050	$—	$1,050	$3,528
Research and development contract revenue	—	150,000	—	180,000	555,000

Total revenue	—	151,050	—	181,050	558,528

Costs and Expenses:
Research and development	2,095,315	3,275,243	6,806,478	7,641,507	18,965,640
Selling, general and administrative	1,247,491	1,490,177	4,639,413	4,056,378	12,312,337
Restructuring	201,855	—	1,756,220	—	2,195,275
Depreciation and amortization	769,735	502,315	2,227,082	994,035	4,353,885

Total costs and expenses	4,314,396	5,267,735	15,429,193	12,691,920	37,827,137

Other Income (Expense):
Other income	44,563	206,506	129,322	464,921	1,462,994
Interest expense	(122,499)	(600,314)	(250,825)	(757,066)	(2,029,026)
Amortization of note discount and financing costs	(94,813)	(2,517,082)	(4,162,312)	(3,599,895)	(8,910,119)
Gain (loss) on derivative liabilities	651,046	1,738,622	(2,305,293)	1,653,092	386,821
Loss on extinguishment of debt	—	—	(6,091,469)	—	(6,091,469)

Total other income (expense)	478,297	(1,172,268)	(12,680,577)	(2,238,948)	(15,180,799)

Loss from Continuing Operations	(3,836,099)	(6,288,953)	(28,109,770)	(14,749,818)	(52,449,408)
Loss from Discontinued Operations of DayStar Solar, LLC	—	—	—	—	(5,714)

Net Loss	$(3,836,099)	$(6,288,953)	$(28,109,770)	$(14,749,818)	$(52,455,122)

Weighted Average Common Shares Outstanding (Basic And Diluted)	15,197,962	6,759,500	14,249,560	6,617,851

Net Loss Per Share (Basic and Diluted)	$(0.25)	$(0.93)	$(1.97)	$(2.23)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2007

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Shares
BALANCES, July 1, 2005	5,083,258	$50,833	29,000	$290	$22,443,181	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 – 12/05 at $6.00—$8.25 per share	1,190,748	11,907	—	—	7,208,295	—	—	—	7,220,202
Conversion of Class B common stock	58,000	580	(29,000)	(290)	(290)	—	—	—	—
Share-based compensation	38,750	388	—	—	411,912	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	6,370,756	$63,708	—	$—	$30,063,098	$(403,710)	$(10,145,391)	$(3,904,151)	$15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $2.06 - $7.50 per share	132,815	1,328	—	—	670,544	—	—	—	671,872
Share-based compensation	177,062	1,771	—	—	1,320,949	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 -12/06	1,143,036	11,430	—	—	7,366,729	—	—	—	7,378,159
Warrants issued for placement of convertible note at $5.38 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	7,823,669	$78,237	—	$—	$40,381,871	$—	$(10,145,391)	$(24,345,352)	$5,969,365
Exercise of warrants and stock options, 1/07, 3/07, 6/07 & 9/07 at $2.00—$3.45 per share	510,700	5,107	—	—	3,150,160	—	—	—	3,155,267
Share-based compensation	31,438	315	—	—	1,513,928	—	—	—	1,514,243
Issuance of shares pursuant to offering, 2/07 at $2.00 per share	2,500,000	25,000	—	—	4,975,000	—	—	—	5,000,000
Shares issued in payment of principal and interest on convertible note, 1/07 at $1.49 per share and 2/07 at $2.00 per share	3,875,384	38,754	—	—	7,288,171	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $2.00 per share	457,571	4,575	—	—	2,393,096	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(28,109,770)	(28,109,770)

BALANCES, September 30, 2007	15,198,762	$151,988	—	$—	$65,071,504	$—	$(10,145,391)	$(52,455,122)	$2,622,979

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to September 30, 2007
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(28,109,770)	$(14,749,818)	$(52,455,122)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,227,082	994,035	4,353,885
Share-based compensation	1,514,243	986,672	3,094,377
Warrants issued for services	—	18,291	—
Non-cash interest	279,369	578,642	1,605,084
Amortization of note discount and financing costs	3,634,439	3,599,895	8,382,245
(Gain)\ loss on derivative liabilities	2,305,293	(1,653,092)	(386,821)
Shares issued for restructuring	340,600	—	340,600
Loss on extinguishment of debt	6,091,469	—	6,091,469
Changes in operating assets and liabilities:
Receivables	3,906	368,594	—
Other assets	2,407,931	(3,359,429)	(1,161,089)
Accounts payable and accrued expenses	(62,366)	1,814,369	2,347,535
Deferred revenue	(5,249)	(5,250)	281,702

Net cash used in operating activities	(9,373,053)	(11,407,091)	(27,506,135)
Cash Flows from Investing Activities:
Purchase of investments	—	(10,189,094)	(17,657,732)
Proceeds from sale of investments	—	11,092,514	18,362,973
Purchase of equipment and improvements	(424,768)	(7,208,723)	(10,842,812)
Proceeds from sale of assets	—	—	3,120

Net cash used in investing activities	(424,768)	(6,305,303)	(10,134,451)
Cash Flows from Financing Activities:
Proceeds from sale of stock	5,000,000	—	5,000,000
Proceeds from issuance of notes	9,000,000	15,000,000	24,000,000
Payments on notes and capital leases	(1,601,063)	(250,820)	(2,098,130)
Cost of financing	—	(924,797)	(924,797)
Proceeds from exercise of warrants and stock options	1,032,026	647,188	8,786,046

Net cash provided by financing activities	13,430,963	14,471,571	34,763,119

Increase \ (decrease) in cash and cash equivalents	3,633,142	(3,240,823)	(2,877,467)
Cash and cash equivalents, beginning of period	2,860,719	7,283,295	9,371,328

Cash and cash equivalents, end of period	$6,493,861	$4,042,472	$6,493,861

Supplemental Cash Flow Information:
Cash paid for interest	$141,045	$152,773

Non-Cash Transactions:
Principal payments on convertible note, in common stock	$7,047,556	$—

Beneficial conversion feature on convertible note	$—	$1,223,842

Warrants issued for placement of convertible note	$2,057,071	$140,419

Warrants issued for extinguishment of debt	$722,191	$—

Reclassification of warrant liability upon exercise of warrants	$2,123,241	$—

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at September 30, 2007 and the results of its operations and its cash flows for the nine months ended September 30, 2007 and 2006 and for the period from July 1, 2005 (Inception of the Development Stage) to September 30, 2007.

2. Liquidity and Future Operations:

The Company currently spends approximately $1.2 million per month on operating expenses for research and development, and selling, general and administrative costs. This excludes one-time restructuring costs and costs associated with financings. For the nine months ended September 30, 2007, the Company reported a net loss of approximately $28.1 million, which included non-cash expenses of $16.1 million primarily associated with the Company’s convertible note, its restructuring and ultimate conversion to shares of the Company’s common stock (see Note 4).

The Company’s consolidated financial statements for the year ended December 31, 2006 and for the nine months ended September 30, 2007 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses. The Company anticipates it will continue to incur losses in the future as it enters commercialization of its products. Commercialization activities will require significant capital expenditures related to the manufacture of a 25 Megawatt (“MW”) production line including the purchase of third-party equipment, build-out of the facilities that will house such equipment, as well as the associated development and administrative costs. In order to fund the costs associated with such development, the Company will require additional financing. Without additional financing, the Company would need to delay certain of these activities, and/or curtail operations.

On October 31, 2007, the Company completed a registered public offering in which it sold 17,250,000 shares of its common stock at $4.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the estimated fees and expenses of the offering. Upon receipt of the proceeds from the offering, the Company re-paid in full $9.2 million of existing indebtedness. The Company will use the remaining net proceeds from this offering to engineer-to-scale and manufacture its proprietary deposition tool, for construction of the 25MW line, working capital and other general corporate purposes.

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

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company recorded deferred revenue of $300,000 as of September 30, 2007.

Property and Equipment—Property and equipment is stated at cost. Amounts received under grants which represent a reimbursement of property and equipment costs incurred are recorded as contra-assets against property and equipment. At September 30, 2007, there was $300,000 of grant funds included in property and equipment as contra-assets, of which $240,000 may need to be repaid should the Company fail to maintain certain employment criteria as specified in the grant. Depreciation is computed using straight-line and an accelerated method over estimated useful lives of 3 to 5 years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

Share-Based Compensation—Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Company follows the Securities and Exchange Commission (“the SEC”)’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense for the three months and nine months ended September 30, 2007 and 2006 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Share-based compensation:
Selling, general and administrative	$294,341	$162,979	$1,014,920	$523,905
Research and development	157,820	170,247	499,323	462,767

Total share-based compensation	$452,161	$333,226	$1,514,243	$986,672

During the nine months ended September 30, 2007 the Company entered into a new employment agreement and modified an existing employment agreement. In relation to those agreements and in the normal course of business the Company granted options to purchase 698,006 shares of Common Stock at prices ranging from $3.14 to $5.71 per share, all with a contractual life of ten years. Options to purchase 60,135 shares of Common Stock were forfeited during the nine months ended September 30, 2007. Additionally, there were 50,000 shares of restricted stock granted under an employment agreement and 18,562 shares of restricted stock forfeited during the nine months ended September 30, 2007. In October 2007, the Company granted options to purchase 1,140,000 shares of Common Stock at prices ranging from $4.87 - $4.94.

Derivative Stock Warrants—Certain terms in the convertible note and related documents issued on May 25, 2006 as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement, require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with No. SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and any changes in fair value reported as a gain or loss on derivative liabilities in the consolidated statement of operations. In the event of a change in control of the Company, the warrantholders have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. The Black-Scholes option-pricing model is used to estimate the warrant fair values. The liability on the balance sheet at September 30, 2007 represents the amount of potential cash settlement due to the warrantholders in the event of a change in control.

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

The following summarizes the activity for the convertible note and related deferred financing costs from the issuance date of May 25, 2006 through December 31, 2006:

	Convertible Note			Deferred Financing Costs
	Principal	Discount	Net
At Issuance Date, May 25, 2006	$15,000,000	$5,259,961	$9,740,039	$1,065,216
Activity through December 31, 2006:
Payments	(6,452,444)	—	(6,452,444)	—
Amortization	—	(3,952,880)	3,952,880	(794,926)

Balance, December 31, 2006	$8,547,556	$1,307,081	$7,240,475	$270,290

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

	Convertible Note			Payments				Non-Cash Expenses
	Principal	Interest	Total	Cash	Stock		Total	Loss on Extinguishment	Amortization of Note Discount and Financing Costs	Restructuring
Balance, January 1, 2007	$8,547,556	$209,860	$8,757,416	$—	$—		$—	$—	$—	$—
Activity through 1/19/07	—	33,371	33,371	—	—		—	—	278,415	—
Payment to Original Note Holder, 1/19/07	(2,483,289)	(243,231)	(2,726,520)	1,500,000	2,569,529	(1)	4,069,529	1,343,009	—	—
Issuance of 317,394 Class A Warrants to Original Note Holder (2)	—	—	—	—	—		—	722,191	—	—

Balance, January 19, 2007 — Acquired by Buyer	$6,064,267	$—	$6,064,267	$1,500,000	$2,569,529		$4,069,529	$2,065,200	$278,415	$—

(1)	400,000 shares at $3.32 per share, 425,181 shares at $2.92 per share
(2)	Agreement to issue this warrant was entered into January 19, 2007; Actual warrant was issued on February 16, 2007

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

The restructuring of the Note and its conversion to Common Stock resulted in significant non-cash charges on the Company’s Consolidated Statement of Operations during the nine months ended September 30, 2007. In addition to the excess consideration provided to the Original Note Holder discussed above, upon conversion of the outstanding principal and accrued interest on the Note, the Company charged to expense, the unamortized note discount of $1,307,081 and deferred financing costs of $270,290, totaling $1,577,371. The fair market value (closing price on the date of the Note Terms Agreement) of the 3,050,203 shares of Common Stock issued to the Buyer was $10,126,674, representing full payment of the outstanding principal and accrued interest on the Note of $6,100,405, resulted in a non-cash charge to Loss on Extinguishment of Debt of $4,026,269. Financing costs related to this transaction totaled approximately $2.2 million, primarily due to placement fees of approximately $2.1 million, which were paid in shares of Common Stock.

The following summarizes the remaining activity for the convertible note and related deferred financing costs through February 16, 2007, the date of conversion of the Note into equity.

	Convertible Note			Payments				Non-Cash Expenses
	Principal	Interest	Total	Cash	Stock		Total	Loss on Extinguishment	Amortization of Note Discount and Financing Costs	Restructuring
Balance / Totals, January 19, 2007	$6,064,267	$—	$6,064,267	$1,500,000	$2,569,529		$4,069,529	$2,065,200	$278,415	$—
Activity 1/19 – 2/16/07	—	36,138	36,138	—	—		—	—	1,298,956	—
Conversion of Note to Common Stock, 2/16/07	(6,064,267)	(36,138)	(6,100,405)	—	10,126,674	(1)	10,126,674	4,026,269	—	—
Fees Paid to Investment Banker	—	—	—	100,000	2,397,668	(2)	2,497,668	—	2,057,068	340,600

Balance / Totals February 16, 2007	$—	$—	$—	$1,600,000	$15,093,871		$16,693,871	$6,091,469	$3,634,439	$340,600

(1)	3,050,203 shares at $3.32 per share
(2)	457,571 shares at $5.24 per share

Warrant Liability

The Company is accounting for the free-standing warrants, issued in connection with the Note, as derivative liabilities in accordance with SFAS 133, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”, due to the potential for cash settlement. In the event of a change in control of the Company, the warrantholders have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. The warrant liabilities are adjusted to their fair value at the end of each reporting period, using the Black-Scholes model, with the change in fair value reported as gain or loss on derivative liabilities. The liability on the balance sheet at September 30, 2007 represents the amount of potential cash settlement due to the warrantholders in the event of a change in control.

The warrants had an exercise price of $12.65 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by the Company at a price below the exercise price. The warrants are exercisable at any time through May 26, 2011. On February 16, 2007, the Company issued 317,394 Class A Warrants pursuant to the restructuring and sale of the Note. These warrants have an exercise price of $2.00, which according to the Warrant Agreements reduced the exercise of all Class A Warrants to the Original Note Holder to $2.00. During the nine months ended September 30, 2007, 500,000 Class A Warrants were exercised which generated $1,000,000 in gross proceeds to the Company.

The stock warrant liability is summarized as follows:

Stock Warrant Liability
Balance, December 31, 2006	$1,344,004
Grants (317,394 shares)	722,191
Exercises (500,000 shares)	(2,123,242)
Change in fair value	2,305,294

Balance, September 30, 2007	$2,248,247

5. Notes Payable:

On June 15, 2007, the Company entered into a series of agreements with the Buyer, including a secured fixed-rate note in the aggregate principal amount of $4,000,000 and related security agreements. A portion of the note was subsequently assigned to one of the New Investors and the note was held by two significant shareholders owning a combined 30% of the Company’s Common Stock at September 30, 2007.

On September 14, 2007, the Company entered into an amended and restated loan agreement pursuant to which the Buyer provided an additional $5,000,000 of loan proceeds to the Company, bringing the aggregate outstanding principal balance on the note to $9,000,000. The Company pays interest on the unpaid principal amount of the note at a rate of 10% per annum, payable monthly in cash. The note is due in full on December 15, 2007 and may be prepaid at any time. The Company must pay all outstanding principal at a premium of 102% plus all accrued and unpaid interest at the time of payment. The note is secured by a lien on all of the Company’s assets.

On October 31, 2007, the Company used $9.2 million of proceeds from its public offering to repay in full the outstanding principal plus all accrued interest on the note. Upon repayment of the note principal and accrued interest, the Company was released from all liens associated with the note. See Note 9 “Subsequent Events”.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect adjustment to retained earnings required related to the adoption of FIN 48. There were no unrecognized tax benefits at January 1, 2007, nor was there a change in unrecognized tax benefits during the nine months ended September 30, 2007. It is possible that the amount of unrecognized tax benefits could change in the next 12 months; however the Company does not expect the change to have a significant impact on its results of operations or financial position.

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

7. Warrants:

Class A public warrants—As of September 30, 2007, there were no Class A public warrants to purchase Common Stock outstanding. On August 11, 2005, the Company redeemed all then outstanding Class A public warrants.

Class B public warrants—As of September 30, 2007, 5,113,453 Class B public warrants to purchase Common Stock were outstanding. The exercise price of a Class B public warrant is $10.00. The Class B public warrants expire on February 11, 2009, the fifth anniversary of the completion of the initial public offering. The Company does not have the right to redeem the Class B public warrants.

Representative warrants—As of September 30, 2007, 8,192 warrants issued to underwriters in connection with the initial public offering were outstanding. Each warrant gives the holder the right to purchase one unit for $6.00. A unit consists of one share of Common Stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. As noted above, on August 11, 2005, any Class A public warrants then outstanding were redeemed.

Class A Warrants—As of September 30, 2007, 600,003 Class A Warrants were outstanding. On May 25, 2006, the Company issued 782,609 Class A Warrants pursuant to a private placement offering, and each provides the holder the right to purchase one share of Common Stock. The Class A Warrants had an exercise price of $12.65 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by the Company at a price below the then current exercise price. On February 16, 2007, the Company issued 317,394 Class A Warrants pursuant to the restructuring and sale of the Note (See Note 4). These Class A Warrants have an exercise price of $2.00 thus reducing the exercise price of all Class A

Warrants to $2.00. During the nine months ended September 30, 2007, 500,000 Class A Warrants were exercised which generated $1,000,000 in gross proceeds to the Company. The fair value of these Class A Warrants, calculated using the Black-Scholes pricing model, was recorded as a derivative liability on the issuance date. As such, the liability is adjusted to fair market value, using the Black-Scholes pricing model, at the end of each reporting period.

Consultant warrants—As of September 30, 2007, 65,487 Consultant warrants were outstanding. There were no Consultant warrants granted during the nine months ended September 30, 2007. Of the outstanding Consultant warrants, 39,400 were granted in prior years under contracts with certain consultants for services rendered to the Company of which 19,400 contain an exercise price of $3.00 and 20,000 contain an exercise price of $7.50.

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

8. Commitments and Contingencies:

The series of agreements entered into on January 19, 2007 (See Note 4), included registration rights agreements with the Original Note Holder, the Buyer, as well as the New Investors. These registration rights agreements were amended on May 29, 2007 and further amended on August 3, 2007. The August 3, 2007 amendments (or the Second Amendments to the Registration Rights Agreements) supersede the First Amendments on May 29, 2007.

The Second Amendments to the Registration Rights Agreements allow for the registration of shares issued under a specified future financing (the “Permitted Financing”) by the Company to occur prior to the registration of the shares already issued to the parties to the original registration rights agreements. If the Company fails to register the shares pursuant to the registration rights agreements or the registration statement is not declared effective by the SEC, or the effectiveness of the registration statement is not maintained, the Company will incur liquidated damages. The Second Amendments to the Registration Rights Agreements provide that failure to have the registration statement declared effective because the SEC has determined that the securities being registered are being offered by the Company will not constitute a default by the Company of its obligations, provided however that after January 1, 2008 liquidated damages shall begin to accrue and be paid. The Company is required to pay monthly liquidated damages of 1% of the purchase price of the shares until the failure is cured. The total penalties payable for failure to have a registration statement declared effective are capped at 12% of such amount. Additionally, the amended registration rights agreements require that if the Company undertakes a change of control or additional financing meeting certain criteria prior to August 31, 2012, the Company must offer to issue warrants to purchase an aggregate of 1,110,041 shares of the common stock to the parties to the two original registration rights agreements. The exercise price of these warrants will be the price which is 115% of the price of the shares sold under a Permitted Financing, provided that if such exercise price is less than the closing price of the Company’s Common Stock on the Nasdaq Capital Market on the day such shares are priced for sale, then the exercise price shall be the closing price of the Company’s Common Stock on the day of such pricing or the trading day immediately following the day of such pricing, whichever closing price is lower.

9. Subsequent Events:

On October 31, 2007, the Company completed a registered public offering in which it sold 17,250,000 shares of its common stock at $4.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the estimated fees and expenses of the offering. Upon receipt of the proceeds from the offering, the Company re-paid in full $9.2 million of existing indebtedness. The Company will use the remaining net proceeds from this offering to engineer-to-scale and manufacture its proprietary deposition tool, for construction of the 25MW line, working capital and other general corporate purposes.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in the Company’s Form SB-2/A filed on October 5, 2007.

The following discussion and analysis should be read in conjunction with the unaudited financial statements contained in Part I, Item 1, and the related notes.

Overview

We have developed a proprietary thin film deposition technology for solar PV products that we believe will allow us to achieve a total module manufacturing cost per watt of less than $1.00, a cost that we expect to be competitive with the lowest in the solar PV industry. We are utilizing our proprietary deposition process to apply high-efficiency CIGS semiconductor material over large area substrates in a continuous fashion. Through our proprietary deposition process, we have achieved greater than 10% cell efficiencies on large area CIGS PV devices. We are developing a commercial scale proprietary deposition tool and intend to integrate this tool with commercially available thin film manufacturing equipment, which will provide us with a critically differentiated manufacturing process. We believe this approach will allow us rapidly to achieve commercial-scale production capacity with fewer potential line initialization difficulties.

We intend to manufacture monolithically integrated CIGS-on-glass modules to address near-term market opportunities, including grid-tied centralized utility markets, as well as grid-tied decentralized commercial and residential markets. In addition, we will seek to develop CIGS on foil packaged in flexible format for the emerging building integrated photovoltaic, or BIPV markets. We intend to begin installation of a 25MW manufacturing line at the beginning of 2008, with commercial shipments beginning in 2009. To facilitate our entry into the addressable solar PV market, we have entered into a contract with Blitzstrom GmbH that commits Blitzstrom to purchase a minimum of 50% of our production through 2011, subject to these products meeting defined performance criteria.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosures. A summary of those accounting policies can be found in the notes to the consolidated financial statements set forth in our Annual Report on Form 10-KSB. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

Revenue Recognition—We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Since inception of the development stage on July 1, 2005, we have earned minimal amounts of product revenue.

Since inception of the development stage on July 1, 2005, our principal source of revenue has been from government funded research and development contracts and grants. Grant revenue is recognized when we fulfill obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require us to maintain specified employment criteria over a five year period. If we fail to meet the specified criteria, we must repay the unearned portion of the grant. As a result, we recorded deferred revenue of $300,000 as of September 30, 2007.

Property and Equipment—Property and equipment is stated at cost. Amounts received under grants which represent a reimbursement of property and equipment costs incurred are recorded as contra-assets against property and equipment. At September 30, 2007, there was $300,000 of grant funds included in property and equipment as contra-assets, of which $240,000 may need to be repaid should we fail to maintain certain employment criteria as specified in the grant. Depreciation is computed using straight-line and an accelerated method over estimated useful lives of 3 to 5 years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

Share-Based Compensation—Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, we follow the SEC’s Staff Accounting Bulletin No. 107 “Share-Based Payment,” issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in our consolidated statements of operations for the three months and nine months ended September 30, 2006 and 2007 included (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Derivative Stock Warrants—Certain terms in the convertible note and related documents issued on May 25, 2006 as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement, require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with No. SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and any changes in fair value reported as a gain or loss on derivative liabilities in our consolidated statement of operations. The Black-Scholes option-pricing model is used to estimate the warrant fair values. Upon a change of control of our company, warrantholders having the right to purchase 600,003 shares of common stock would have the right to require us to repurchase the warrants from them at a purchase price equal to the Black-Scholes value of the unexercised portion of the warrants. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the sales price of our common stock on the Nasdaq Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the sales price of our common stock on the Nasdaq Capital Market.

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and 2006

Certain reclassifications have been made to the 2006 financial information to conform to the 2007 presentation. Such reclassifications had no impact on net income / (loss).

Research and development expenses. Research and development expenses were $2,095,315 for the three months ended September 30, 2007 compared to $3,275,243 for the three months ended September 30, 2006, a decrease of $1,179,928 or 36%. These expenses decreased primarily due to the reduction in personnel and operations of our pilot line at our New York facility near the end of the second quarter of 2007. We will continue to engineer-to-scale our proprietary deposition tool at our California facility in order to manufacture and commercialize monolithically integrated CIGS-on-glass modules.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,247,491 for the three months ended September 30, 2007 compared to $1,490,177 for the three months ended September 30, 2006, a decrease of $242,686 or 16%. The decrease in selling, general and administrative expenses resulted primarily from a decrease in headcount and an overall reduction in operating expenditures during the period. The decrease in cash-related operating expenses was offset to a degree by an increase in certain non-cash expenses. Share-based compensation of $294,341 was included in selling, general and administrative expenses during the three months ended September 30, 2007, compared to $162,979 for the three months ended September 30, 2006.

Restructuring. There was $201,855 in restructuring expense for the three months ended September 30, 2007. There was no restructuring expense for the three months ended September 30, 2006. Our restructuring charges consist of professional fees and other expenses associated with the restructuring of the Note (“Note Restructuring”). Other restructuring charges relate to our change in business strategy, including the focus on development and manufacturing efforts for our initial commercial product, monolithically integrated CIGS-on-glass modules, as well as the relocation of certain key personnel and our corporate headquarters to California (“Business Strategy Restructuring”). The expenses during the three months ended September 30, 2007 were all Business Strategy Restructuring charges.

Depreciation and amortization expenses. Depreciation and amortization expenses were $769,735 for the three months ended September 30, 2007 compared to $502,315 for the three months ended September 30, 2006, an increase of $267,420. Depreciation and amortization expenses increased primarily as a result of the utilization of significant amounts of capital equipment in the development of our CIGS PV products and manufacturing processes.

Other income. Other income was $44,563 for the three months ended September 30, 2007 compared to $206,506 for the three months ended September 30, 2006, a decrease of $161,943. Other income primarily represents interest on investments.

Interest expense. Interest expense was $122,499 for the three months ended September 30, 2007 compared to $600,314 for the three months ended September 30, 2006, a decrease of $477,815. The decrease in interest expense was due primarily to the restructuring, sale and ultimate conversion to equity during the first quarter of 2007 of our Note which carried a 7.5% interest rate.

Amortization of note discount and financing costs. Amortization of note discount and financing costs was $94,813 for the three months ended September 30, 2007 compared to $2,517,082 for the three months ended September 30, 2006. The Note contained a beneficial conversion feature as well as warrants issued to the Original Note Holder. The aggregate fair value of the conversion feature and warrants represented a discount to the Note, totaling $5.3 million and was amortized using the effective interest method over the life of the Note. The financing costs related to the Note were capitalized and amortized over the life of the Note as well. As the Note was converted to common stock during the first quarter of 2007, all unamortized note discount and remaining deferred financing costs at the time of the conversion were expensed, resulting in a decrease in this expense for the three months ended September 30, 2007 as compared with 2006. The amounts included in amortization of note discount and financing costs during the three months ended September 30, 2007 were financing costs associated with the bridge financing in which we obtained funding in the form of a note payable to fund operations until we were able to complete a public offering of shares of our common stock on October 31, 2007.

Gain on derivative liabilities. Gain on derivative liabilities was $651,046 for the three months ended September 30, 2007 compared to $1,738,622 for the three months ended September 30, 2006. The warrants issued in conjunction with the Note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. During the three months ended September 30, 2007, our Common Stock price decreased which caused a decrease in the fair value of the warrant liability. This resulted in a gain on derivative liabilities of $651,046 for the three months ended September 30, 2007. An increase in our stock price during the period results in an increase in the warrant liability and a loss on derivative liabilities. Conversely, a decrease in our stock price during the period would result in a decrease in the warrant liability and a gain on derivative liabilities.

Net loss. Net loss was $3,836,099 for the three months ended September 30, 2007 compared to a loss of $6,288,953 for the three months ended September 30, 2006. The decrease in net loss is due primarily to the decrease in non-cash expenses, including amortization of note discount and financing costs. Additionally, we have reduced expenditures related to the manufacture of CIGS on foil products in order to focus our efforts in the near term on the manufacture of our proprietary deposition tool in order to achieve commercialization, in the most efficient manner, of monolithically integrated CIGS-on-glass modules.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Certain reclassifications have been made to the 2006 financial information to conform to the 2007 presentation. Such reclassifications had no impact on net income / (loss).

Research and development expenses. Research and development expenses were $6,806,478 for the nine months ended September 30, 2007 compared to $7,641,507 for the nine months ended September 30, 2006, a decrease of $835,029 or 11%. These expenses decreased primarily due to the reduction in personnel and operations of our pilot line at our New York facility near the end of the second quarter of 2007. We will continue to engineer-to-scale our proprietary deposition tool at our California facility in order to manufacture and commercialize monolithically integrated CIGS-on-glass modules.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4,639,413 for the nine months ended September 30, 2007 compared to $4,056,378 for the nine months ended September 30, 2006, an increase of $583,035 or 14%. The increase in selling, general and administrative expenses resulted primarily from one-time charges incurred in accordance with transition agreements for certain former executives. Additionally, share-based compensation of $1,014,920 was included in selling, general and administrative expenses during the nine months ended September 30, 2007, compared to $523,905 for the nine months ended September 30, 2006.

Restructuring. There was $1,756,220 in restructuring expense for the nine months ended September 30, 2007. There was no restructuring expense for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, Note Restructuring charges were $1,370,959 and Business Strategy Restructuring charges were $385,261.

Depreciation and amortization expenses. Depreciation and amortization expenses were $2,227,082 for the nine months ended September 30, 2007 compared to $994,035 for the nine months ended September 30, 2006, an increase of $1,233,047. Depreciation and amortization expenses increased primarily as a result of the utilization of significant amounts of capital equipment in the development of our CIGS PV products and manufacturing processes.

Other income. Other income was $129,322 for the nine months ended September 30, 2007 compared to $464,921 for the nine months ended September 30, 2006, a decrease of $335,599. Other income primarily represents interest on investments.

Interest expense. Interest expense was $250,825 for the nine months ended September 30, 2007 compared to $757,066 for the nine months ended September 30, 2006, a decrease of $506,241. The decrease in interest expense was due primarily to the restructuring, sale and ultimate conversion to equity during the first quarter of 2007 of our Note which carried a 7.5% interest rate.

Amortization of note discount and financing costs. Amortization of note discount and deferred financing costs was $4,162,312 for the nine months ended September 30, 2007 compared to $3,599,895 for the nine months ended September 30, 2006, an increase of $562,417. The Note contained a beneficial conversion feature as well as warrants issued to the Original Note Holder. The aggregate fair value of the conversion feature and warrants represented a discount to the Note, totaling $5.3 million and was amortized using the effective interest method over the life of the Note. The financing costs were capitalized and amortized over the life of the Note as well. The Note was converted to common stock during the first quarter of 2007 and all unamortized note discount and remaining deferred financing costs at the time of the conversion were expensed, resulting in an increase in this expense for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006.

Gain (loss) on derivative liabilities. Loss on derivative liabilities was $2,305,293 for the nine months ended September 30, 2007 compared to a gain on derivative liabilities of $1,653,092 for the nine months ended September 30, 2006. The warrants issued in conjunction with the Note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. During the nine months ended September 30, 2007, our common stock price increased which caused an increase in the fair value of the warrant liability. This resulted in a loss on derivative liabilities of $2,305,293 for the nine months ended September 30, 2007. An increase in our stock price during the period results in an increase in the warrant liability and a loss on derivative liabilities. Conversely, a decrease in our stock price during the period would result in a decrease in the warrant liability and a gain on derivative liabilities.

Loss on extinguishment of debt. Loss on extinguishment of debt was $6,091,469 for the nine months ended September 30, 2007. There was no loss on extinguishment of debt for the nine months ended September 30, 2006. The loss is due to the excess of the consideration we provided to the Original Note Holder in the form of cash payments, shares of common stock and additional Class A Warrants for payment of the outstanding principal and accrued interest on the Note.

Net loss. Net loss was $28,109,770 for the nine months ended September 30, 2007 compared to a loss of $14,749,818 for the nine months ended September 30, 2006. The increase in net loss is due primarily to the non-cash expenses recognized on the extinguishment of the Note, write-off of the remaining note discount and financing costs, and loss on derivative liabilities for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Liquidity. At September 30, 2007, our cash and cash equivalents totaled $6,493,861. The net cash provided during the quarter was primarily the result of proceeds from bridge financing in the form of notes, prior to the completion of our public offering on October 31, 2007. We currently spend approximately $1.2 million per month on operating expenses for research and development, and selling, general and administrative costs. This spending rate excludes one-time restructuring costs and costs associated with financings. During the nine months ended September 30, 2007, we reported a net loss of approximately $28.1 million, which included non-cash expenses of $16.1 million, primarily associated with the Note and series of agreements entered into on January 19, 2007, resulting in the Note’s ultimate conversion into common stock.

During the nine months ended September 30, 2007, we incurred significant one-time, non-cash expenses that substantially increased our reported operating losses. The following table summarizes the key components of our results of operations for the nine months ended September 30, 2007. This table is provided for informational purposes in order to present the cash and non-cash components of the line items included in our consolidated statement of operations, which is prepared in accordance with accounting principles generally accepted in the United States and included elsewhere in this Form 10-QSB.

Net Loss Summary For the Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Cash expenses:
Operating expenses	$9,931,648
Restructuring	1,415,620
Financing costs	527,873
Interest expense and other income	121,503

Total cash expenses	11,996,644

Non-cash expenses:
Loss on extinguishment of debt	6,091,469
Amortization of note discount and financing costs	3,634,439
Loss on derivative liabilities	2,305,293
Depreciation and amortization	2,227,082
Share-based compensation	1,514,243
Restructuring	340,600

Total non-cash expenses	16,113,126

Reported net loss	$28,109,770

We are in the development stage, and as such, have historically reported net losses. We anticipate continuing to incur losses in the future as we transition to commercialization. We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future.

Our transition to commercialization has required a reduction of our New York-based resources as we focus efforts on building our first large scale production line in California. Effective June 1, 2007, we reduced our New York staff by approximately 20 people. This reduction in personnel was consistent with the commercialization operating plan to transition corporate headquarters from New York to California. This staffing reduction decreased our pilot production lines from three shifts to one, which will be maintained to continue product testing. The savings generated through this reduction in staff and other activities may be used to execute some of the activities needed to transition our corporate headquarters to California. Additionally, we will incur spending to execute our near-term plan to manufacture CIGS-on-glass mini modules in California. There is a possibility that the headquarters transition activities and the manufacture of mini modules may increase our estimated monthly cash burn to more than $1.2 million over the next few months.

On October 31, 2007, we completed a registered public offering in which we sold 17,250,000 shares of our common stock at $4.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the estimated fees and expenses of the offering. Upon receipt of the proceeds from the offering, we re-paid in full $9.2 million of existing indebtedness. We will use the remaining net proceeds from this offering to engineer-to-scale and manufacture our proprietary deposition tool, for construction of the 25MW line, working capital and other general corporate purposes.

A substantial portion of the funds from the offering will be used towards the construction of the 25MW line in 2008. First commercial shipments from this line are currently expected to be made in the third quarter of 2009. We believe that the net proceeds of this offering will provide sufficient funds to complete our initial 25MW manufacturing line. In order to achieve profitability, however, we may have to expand our manufacturing capacity beyond our initial 25MW manufacturing line. Our current plan involves replicating our proposed initial 25MW line to build a 100MW facility, consisting of four 25MW lines with construction beginning in 2009. Expanding our manufacturing capacity from our initial 25MW line will require substantial funds beyond those provided by this offering. We believe that engineering-to-scale the commercial grade proprietary deposition tool, combined with the successful construction of our initial 25MW manufacturing line and the commercialization of our product will facilitate our ability to secure the required financing. Such financing may not be available to us on terms that are acceptable to us, if at all, and any new equity financing may be dilutive to stockholders. A wide variety of factors relating to our company and external conditions could adversely affect our ability to secure funding to expand our manufacturing capacity and the terms of any funding that we secure.

Capital Resources. We have historically financed our operations primarily from proceeds of the sale of equity securities and revenues or funds received under research and development contracts and grants. We presently do not have any bank lines of credit that provide us with an additional source of debt financing.

We received $5.0 million in gross proceeds from the issuance of 2,500,000 shares of common stock at $2.00 per share, on February 16, 2007.

On June 15, 2007, we entered into a note agreement with LC Capital Master Fund, Ltd. for a loan in the amount of $4.0 million. See Note 5, “Notes Payable,” to our consolidated financial statements for further details on this transaction. We entered into an amendment and restatement of this loan agreement on September 14, 2007, increasing the aggregate principal amount of the loan to $9.0 million. These proceeds were to be used to fund business operations pending completion of our public offering. The agreement requires us to repay 102% of the principal amount outstanding, plus accrued interest, with proceeds from the offering.

On October 31, 2007, we completed a registered public offering in which we sold 17,250,000 shares of our common stock at $4.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the estimated fees and expenses of the offering. Upon receipt of the proceeds from the offering, we re-paid in full, including accrued interest, the note payable discussed above. We will use the remaining net proceeds from this offering to engineer-to-scale and manufacture our proprietary deposition tool, for construction of the 25MW line, working capital and other general corporate purposes.

Commitments. At September 30, 2007, we had outstanding approximately $425,000 of purchase orders for equipment and improvements. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our consolidated financial statements included in our Annual Report on Form 10-KSB.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases entered into in the ordinary course of business.

We lease approximately 26,500 square feet of office and manufacturing space in Halfmoon, New York. We lease 18,000 square feet in one location under a five year lease that commenced July 1, 2004 for $9,750 per month. In a second location in the same corporate park, we lease 8,500 square feet of manufacturing and office space under a sixty month lease that commenced June 1, 2006 for $5,590 per month. This lease may be terminated at our option at the completion of the eighteenth month. We also lease 50,000 square feet of factory and office space in Santa Clara, California under a fifty-one month lease that commenced June 2006, for $19,152 per month. We also maintain leases for certain office equipment.

As discussed under Commitments, at September 30, 2007, we had outstanding approximately $425,000 of purchase orders for equipment and improvements

Item 3.	Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at September 30, 2007 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’s internal control over financial reporting, as of the end of the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 31, 2007, the Company completed a registered public offering in which it sold 17,250,000 shares of its common stock at $4.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the estimated fees and expenses of the offering. Upon receipt of the proceeds from the offering, the Company re-paid in full $9.2 million of existing indebtedness. The Company will use the remaining net proceeds from this offering to engineer-to-scale and manufacture its proprietary deposition tool, for construction of the 25MW line, working capital and other general corporate purposes.

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

DAYSTAR TECHNOLOGIES, INC.

Date: November 14, 2007	By:	/s/ STEPHAN J. DELUCA
Stephan J. DeLuca
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	By:	/s/ RAJA H. VENKATESH
Raja H. Venkatesh
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2007	By:	/s/ CHRISTOPHER T. LAIL
Christopher T. Lail
Controller and Acting Chief Accounting Officer