Form 10KSB
period 2007-12-31
DAYSTAR TECHNOLOGIES INC
filed 2008-03-31
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File No. 000-50508

DayStar Technologies, Inc.

(Name of small business issuer in its charter)

Delaware	84-1390053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2972 Stender Way Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

(408) 907-4600

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

Indicate by check mark whether the registrant is a shell company (as defined under Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Issuer’s revenues for the year ended December 31, 2007:    $60,000

The aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price of such stock as reported by NASDAQ on March 17, 2008, was $55,029,988.

At March 17, 2008, 32,831,262 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes ☐    No ☒

DAYSTAR TECHNOLOGIES, INC.

Annual Report on Form 10-KSB

Year Ended December 31, 2007

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, among others, risks related to the development of our copper indium gallium selenide semiconductor (“CIGS”) solar PV products and manufacturing processes to produce such products, risks related to our delivery to customers, including product reliability, conversion efficiency, customer acceptance and product cost; market acceptance of CIGS; intense competition in the solar energy field; our history of losses; the historical volatility of our stock prices; general market conditions; and other factors referred to under the caption “Management’s Discussion and Analysis or Plan of Operation—Risk Factors.”

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this Annual Report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements that reflect our current expectations about our future results, performance, prospects and opportunities. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

ii

PART I

Item 1.    Description of Business

Overview

We have developed a proprietary thin film deposition technology for solar photovoltaic, or PV, products that we believe will allow us to achieve a total module manufacturing cost per watt of less than $1.00, a cost competitive with the lowest in the solar PV industry. We are utilizing our proprietary single-stage sputtering deposition process to apply high-efficiency copper indium gallium selenide, or CIGS, semiconductor material over large area substrates in a continuous fashion. Through our proprietary deposition process, we have achieved greater than 14% cell efficiencies over large areas on CIGS PV devices. We are developing a commercial scale proprietary deposition tool and intend to integrate this tool with commercially available thin film manufacturing equipment, which will provide us with a critically differentiated manufacturing process. We believe this approach will allow us rapidly to achieve commercial-scale production capacity with fewer potential line initialization difficulties.

We intend to manufacture monolithically integrated CIGS-on-glass modules to address near-term market opportunities, including grid-tied centralized utility markets, as well as grid-tied decentralized commercial and residential markets. We intend to begin installation of a 25 megawatt, or MW, manufacturing line in 2008, with commercial shipments beginning in 2009. To facilitate our entry into the addressable solar PV market, we have entered into a contract with Blitzstrom GmbH, one of the world’s leading thin film solar PV integrators, that commits Blitzstrom to purchase a minimum of 50% of our production through 2011, subject to these products meeting defined performance criteria. We have also signed a Letter of Intent with juwi Solar, who is interested in purchasing up to 25% of our production through 2011. In the future, we may seek to develop CIGS on foil packaged in flexible format for the emerging building integrated photovoltaic, or BIPV, markets.

In October 2007, we closed a follow-on public offering of 15,000,000 shares of common stock and the underwriters for the offering exercised their option to purchase an additional 2,250,000 shares of our common stock to cover over-allotments. Our net proceeds from the offering were approximately $68 million.

Projected Commercialization Timeline

•	First quarter of 2008: demonstrate process scalability by producing mini modules.

•	First half of 2008: begin facilitization and construction of a 25MW line.

•	First quarter of 2009: initial startup of the 25MW line.

•	First half of 2009: achieve initial product certifications.

•	Third quarter of 2009: first commercial product shipments.

•	2009: begin planning construction of a 100MW facility using four 25MW lines.

Industry

The Electrical and Renewable Energy Industries

The U.S. Department of Energy’s Energy Information Administration, or EIA estimates that world marketed energy consumption is projected to increase by 57 percent from 2004 to 2030. In the International Energy Outlook 2001 (IEO2001) reference case, worldwide electricity consumption is projected to increase at an average annual rate of 2.7 percent from 1999 to 2020, 12.8 to 22.2 Billion Kilowatthours (kWh). The majority of electricity is currently produced using hydrocarbon sources, such as natural gas, coal and petroleum. The total resource base for these fuels is limited, and there is increasing concern about the environmental impact of fossil fuel extraction and emissions. Volatile prices and environmental and political concerns have increased interest in electricity generated by using renewable sources, such as solar PV products. Higher fossil fuel prices allow renewable energy sources to compete economically in some areas. Where they are not currently economically competitive with fossil fuels, renewable energy sources continue to be supported by various government policies and incentives. Participants in energy markets worldwide are dedicating increasing resources to developing renewable alternatives to fossil fuel resources.

The Photovoltaic Industry

Solar PV systems are being adopted as a means to address both rural electrification in remote areas and as supplemental energy sources in grid-connected areas of the world. According to the EIA, solar PV systems currently represent less than 1% of world energy production. The market for solar PV products worldwide, however, has increased over the last six years at an average annual growth rate of over 40%, driven by major governmental incentive programs in Germany, Japan and the United States. The world market for solar PV systems grew an estimated 62% from 2006- 2007 totaling approximately 2.82 gigawatts, or GW and generating $17.2 billion in global revenue. By 2010, analyst predictions suggest the annual product market size could range from 5 to 15 GW worldwide.

Solar energy from PV modules has several advantages compared with both traditional and other renewable sources of electricity, including the following:

•

Minimal operating expense. Solar PV systems typically have minimal operating expense because they require little maintenance and no fuel over the expected life of the system. As a result, the cost of electricity generated by a solar PV system is essentially fixed at the time of installation. Other methods of electricity generation, including conventional and other renewable methods, typically require greater maintenance and replacement costs over the life of the system. In addition, hydrocarbon, biomass and nuclear power plants face volatility in fuel supply and cost. This volatility can cause the cost of electricity generated by these systems to increase over the system’s useful life.

•

Installation location versatility. Solar PV modules can generate electricity in any location that receives sunlight. However, relatively fewer locations have both the infrastructure and natural resources required to support other forms of renewable energy, including hydroelectric, wind and geothermal. In addition, the development of power plants using hydrocarbon, biomass and nuclear technology is often constrained by significant lead times for permitting and construction, fuel availability, environmental concerns and infrastructure requirements.

•

Replacement for peak time energy. Solar PV systems generate much of their electricity during the afternoon when the sun’s rays are strongest. Typically, the greatest demand for electricity coincides with these afternoon hours. Consumers can therefore replace peak time conventional electricity, which can be more expensive and less reliable than electricity purchased during non-peak times, with distributed solar electricity.

Photovoltaic Systems

The PV effect is the term used to describe the absorption of light and its conversion to electrical power by solar cells. The majority of commercial solar modules are made of the semiconductor material silicon and have a top and bottom electrical contact to move the electricity out of the solar cell. The functionality of solar cells is determined by its efficiency in converting sunlight into electricity. For every 1,000 watts of sunlight hitting a solar module, most are able to convert this into 60 to 180 watts of electricity annually.

Solar modules usually consist of individual solar cells connected together, an encapsulant to protect against moisture and other environmental factors, and a sheet of glass for support. The individual solar cells do not require ongoing maintenance and have proven to last over 20 years. New and emerging thin film modules use very thin layers of semiconductor material, typically deposited on glass substrates, where the individual cells are connected through a monolithically integrated process. Solar PV systems are arrangements of solar PV modules connected to determine the total power output of the system. Energy is converted into direct-current, or DC, electricity when sunlight hits a solar PV module. The DC electricity may be routed directly to power a DC load or charge a battery bank. Alternatively, an outside inverter may be used to convert the DC electricity from the solar PV system into alternating current, or AC electricity, which can be interconnected directly to the electric utility grid to power AC appliances. In addition, solar PV systems usually have mounting structures, cable cords to route the power, and circuit protection.

The Cost and Operating Metrics of a PV System

Solar PV module manufacturers price and sell solar PV modules per watt of rated power. Rated power is the solar PV module’s capacity to produce electricity and is measured in watts. A solar PV system producing 2 kilowatts of power for 2 hours generates 4 kilowatt hours of electricity. According to the EIA, in 2001, the average U.S. household consumed approximately 10,656 kilowatt hours of electricity.

Cost of a PV System

To calculate the manufacturing cost per watt of a solar PV module, the cost to produce a solar module is divided by the number of sellable watts produced by the solar PV module. The efficiency of the solar PV module in converting sunlight into electricity determines the number of sellable watts. Efficiency is usually a function of the semiconductor material used in the conversion layer, the device structure and the manufacturing process. The semiconductor material generally used employs crystalline silicon technology or thin film technology. Crystalline silicon modules generally have higher conversion efficiencies than thin film solar modules but use approximately 100 times more semiconductor material and are more expensive than thin film production processes. Thin film solar modules manufactured at commercial scale can have a lower manufacturing cost per watt than crystalline silicon solar modules, even though crystalline silicon solar modules have higher conversion efficiencies.

Purchasers of solar PV modules consider not only the rated power but also the quantity of electricity that can be produced and the cost of that electricity. The cost per kilowatt hour of solar electricity is determined by dividing the solar electricity generated over the life of the solar PV system into the total cost of the system. Solar PV modules are usually 50% of the cost of a total solar PV system and have a general use life of approximately 25 years. The other 50% of the cost consists of the mounting structures, equipment and electrical components, known as the balance of system. In calculating the cost per kilowatt hour of solar electricity, many customers also consider the time value of the capital required to purchase and install the system.

The price of conventional energy produced by fossil fuels varies considerably by geographic area based on several factors, including the cost of producing and importing energy. The 2006 average retail price of residential electricity in the United States was 10.4 cents per kWh. To become competitive with traditional sources of electricity, the price per kilowatt hour of solar electricity must approach the retail price of traditional electricity displaced by solar electricity in a given area. Grid parity is therefore, a common objective among competing renewable technologies, with DOE’s Solar America Initiative having set the goal for PV to reach between 8-10 cents per kWh by 2015.

Operating Metrics of a PV System

The solar PV industry uses a widely accepted set of standard procedures and conditions known as Standard Test Conditions, to measure and compare the performance of solar modules. These conditions specify a standard temperature, solar irradiance level and angle of the sun, and are used to determine the rated power and conversion efficiency of a solar module.

On a clear day, sunlight provides about 1 kilowatt of power per square meter of the Earth’s surface. Under these conditions, a solar PV module operating at a 10% conversion efficiency will produce 100 watts of power per square meter. If these sunlight conditions persist for one hour, the solar module will generate 100 watt hours, or 0.1 kilowatt hour, of solar electricity. Crystalline silicon solar PV modules had average conversion efficiencies of approximately 14% in 2006. Thin film solar modules in commercial production (400MW per year in 2007) had average conversion efficiencies that ranged from approximately 6% to approximately 9%.

Solar PV systems generally operate outside of Standard Test Conditions. The location and design of a PV system, time of day and year, temperature and angle of the sun impact the performance of a solar PV system, including conversion efficiency. Therefore to determine the amount of solar electricity any one solar PV system will generate a purchaser must consider not only the Standard Test Conditions power rating of a solar PV module, but also the real world conditions under which the solar PV system will be operating, the design of the solar PV system, and the performance of the solar PV modules and electrical components outside Standard Test Conditions.

Photovoltaic Technologies

There are several different semiconductor technologies used in the solar PV industry. Crystalline silicon, or c-Si, is the dominant technology with greater than 90% market share worldwide. PV modules made with thin films of semiconductors are being increasingly commercialized for use in all market segments.

Crystalline Silicon

Silicon based modules have defined the solar PV industry for the last 20 years, and their development has benefited by significant investment in the integrated circuit industry, which also primarily uses silicon wafers. Silicon PV modules are currently the most efficient solar PV semiconductor material, but require substantial electrical energy and bulk material to manufacture.

Silicon feedstock supplies have not, in the last two to three years, been able to keep up with the demand created by both the semiconductor and the solar PV industries. The solar PV industry is now estimated to be consuming approximately half of all available silicon feedstock. The recent volatility of silicon feedstock prices and supply has turned both investment and manufacturing attention to new and emerging thin film technologies, that use significantly less raw materials to produce.

Thin Films

Solar cells and solar modules made from certain thin films of semiconductors require less raw material to produce than silicon based PV cells. Extensive research and development on thin film cells has been conducted for more than 30 years, and recent advances in manufacturing and product commercialization have increased worldwide production of thin film PV to approximately 12% in 2007 (according to Solarbuzz™ Marketbuzz™ 2008 report). Thin film solar PV products exhibit the following attributes:

•

Scaleable, low cost manufacturing: Thin film solar PV cells and modules require a structural substrate to support them, such as glass, plastic or metal sheets or foils. Applying the films on these substrates creates a range of manufacturing options that enables continuous and scaleable manufacturing. As much of the equipment to process these substrates is used in other industries, the relatively lower capital expenditure required to establish large-volume thin film PV product manufacturing plants enables rapid capacity expansion and lowers the cost per watt of products.

•

Lower overall material cost: Thin film PV production uses substantially less semiconductor materials than c-Si production. The result of less raw materials combined with inexpensive substrates and scaleable manufacturing techniques have led some analysts to predict that some thin film technologies could achieve costs approaching less than $1.00 per watt by 2010.

•	Configurable form factors: Based on the use of a variety of substrates, thin film PV modules can be configured into a number of different form factors to enable a variety of market applications. In particular, flexible thin film modules could enable a new range of products for unique BIPV applications.

•

Lower conversion efficiency: Thin film PV technologies are generally less efficient than modules made with c-Si. This can potentially limit their use in area-constrained applications. However, thin film PV technologies do exhibit performance advantages in generating energy in low light level and increased temperature environments. This positions them particularly well for certain geographic applications.

•

Limited operating history: Limited operating history has inhibited market acceptance of several types of thin film products. Most thin film PV modules have not been fielded for the average warranty period of typical c-Si modules.

There are three major thin film technologies in commercial production today:

•

Amorphous Silicon, or a-Si, has been commercially produced the longest and has the lowest module conversion efficiency, but can be produced in a roll-to-roll flexible format, which is gaining popularity in emerging BIPV markets. Amorphous silicon modules were the first thin film module to demonstrate energy production advantages over conventional silicon modules in low or indirect light conditions.

•

Cadmium Telluride, or CdTe, has a higher conversion efficiency than a-Si and has demonstrated the lowest manufacturing costs to date, but is only produced in rigid and glass flat plate modules, which limits market segment applications to larger commercial and utility projects.

•

Copper Indium Gallium Selenide, or CIGS, has achieved conversion efficiency rates higher than other thin film technologies, but is just now reaching commercial production. CIGS has the ability to be produced on rigid as well as flexible substrates, which enable CIGS products to be used in utility, commercial, residential and BIPV segments.

Market Segments

The solar electricity industry currently supplies modules used in solar PV systems for both on-grid electricity consumers and for electrical applications off the electricity grid, such as remote areas or villages in developing nations. In these remote locations, solar electricity can be more cost effective than running a utility grid connection or using generators requiring fuel delivery and costly maintenance. The off-grid market is currently much smaller than the grid-connected market.

Grid-connected solar PV systems can supply electricity during daylight hours to offset peak load demand or displace consumers’ annual electricity consumption from traditional utility sources. Net-metering laws, which require utilities to purchase excess electricity produced by on-grid solar systems, and solar PV system capital and energy rebates are examples of government incentives aimed at grid-connected consumers in parts of the United States, Japan, Europe and elsewhere. Many consumers are seeking to hedge their future electricity costs by purchasing solar PV systems. Government incentives are enabling many consumers to adopt this technology in advance of the lower prices enabled by the growth in the solar PV industry (with the emergence of new PV technologies, manufacturing economies of scale, lower average selling prices, improved delivery infrastructure and projected increases in the cost of fossil fuels), which may allow the cost of electricity generated by PV to reach cost parity with traditional sources of utility-provided electricity.

Grid-Connected Markets

Markets for grid-connected PV include large centralized utility power plants (1-50 MW), commercial building roof tops (50-500 kW), and smaller residential roof tops (1-10 kW).

•

Centralized utility. PV modules are increasingly being used in large centralized installations with the solar generated electricity being sold directly to the local utility grid for distribution and resale, similar to other fossil fuel power plants. In these applications, the cost of the energy generated in dollars per kilowatt-hour (“$/ kW-hr”) is a more important market driver than other PV technology attributes, such as efficiency, shape, size and weight, or aesthetics.

•

Commercial rooftop. Solar PV systems are being installed on the roofs of commercial buildings to offset peak power requirements and lower electricity costs. By using otherwise vacant roof surfaces, businesses can sell their solar power during the day, coincident with typical high time-of-use utility rates. Both system economics ($/kW-hr) and system performance such as module efficiency are important solar PV product attributes in expanding this market.

•

Residential rooftop. Individual homeowners form one of the largest markets for grid-connected PV sales. Residential consumers can hedge future utility price increases by producing their own solar electricity. PV module efficiency is an important consideration as unshaded roof space is more limited on homes. The aesthetics of the products can also play a role in a homeowner’s choice of product. Solar PV modules integrated into building products are gaining popularity in Europe and are being introduced into U.S. markets. BIPV modules can serve as dual-use materials, both as building material and electrical generator, and may gain considerable market share as new PV materials enable a range of new products to enter the market.

Strategies

Our goal is to be one of the world’s leading suppliers of solar PV modules by becoming one of the lowest cost-per-watt commercial-scale solar manufacturers. We intend to pursue the following strategies to achieve this goal:

•

Address the existing solar PV market using monolithic CIGS-on-glass. We intend to address the significant unmet demand for solar PV modules by constructing a 25MW line using commercially available equipment in conjunction with our proprietary deposition tool to produce CIGS-on-glass modules. We believe this approach will allow us to rapidly achieve commercial-scale production capacity with fewer potential line initialization difficulties. We also believe our proprietary deposition process will allow us to run a continuous, rather than batch, production line, ultimately lowering the cost-per-watt of our products. In addition, CIGS semiconductor materials present cost advantages over crystalline silicon and efficiency advantages over other thin film semiconductor materials.

•

Pursue strategic customer relationships. We have a contract with Blitzstrom GmbH that commits Blitzstrom to purchase a minimum of 50% of our production through 2011, subject to these products meeting defined performance criteria. We will continue to work with other industry-leading strategic partners with similar needs and capabilities to generate future sales. We have also signed a Letter of Intent with juwi Solar, who is interested in purchasing up to 25% of our production through 2011.

•

Expand production capacity using replicable production facilities. Once we have demonstrated targeted operating metrics, we intend to add manufacturing capacity by replicating the 25MW line in locations that allow for low operating costs. In 2009, we intend to begin planning of a 100MW facility, consisting of four 25MW lines. The timing of the manufacturing capacity expansion will depend on the successful startup of our initial 25MW line and our ability to raise the required capital.

•	Continue to reduce costs. We have identified specific steps in the manufacturing process, which will allow us to reduce both the capital cost and operating cost of production.

•

Leverage management’s expertise in direct deposition manufacturing lines. We plan to leverage our management team’s extensive experience in the semiconductor, solar and disk drive industries with a proven track record of process development, production tool development and commercial-scale manufacturing. We have equipment engineering expertise in-house with experience in developing and building commercial-scale deposition tools.

Products

Our product development strategy includes the commercialization of CIGS-on-glass modules to meet the demands of near-term solar PV markets as well as the continued development of CIGS on foil products for emerging BIPV markets.

CIGS-on-glass modules for near-term market opportunities

The product that we intend to commercialize with our first 25MW line will be a monolithically integrated CIGS-on-glass module. We are working with our customer and development partners to define the final product specifications consistent with their application requirements. Our current target is to produce monolithically integrated CIGS modules on 1.2 m by 0.6 m glass laminate substrates. At 10% total module area efficiencies, these modules would have a peak power rating of approximately 72 watts. They will be designed for high-voltage grid-connected utility and commercial market applications. They will be initially designed to meet IEC and TÜV certifications for distribution into European markets.

Future CIGS-on-glass module products are expected to show increased module efficiencies and associated peak power ratings. Other possible configurations may include modules specifically produced to appeal to residential applications, with appropriate targeted voltages, framing, and appropriate electrical connecting cabling, and may also include UL listings to allow sales into U.S. markets.

CIGS-on-foil for emerging market opportunities

We have suspended development of CIGS-on-foil at our applications center in New York. These discrete foil cells currently emulate 100 mm by 100 mm silicon wafer cells in form and function. They can be interconnected to build various module voltages depending on the needs of a particular market segment. However the packaging materials that would allow integration into flexible module form factors have not been developed so we have chosen to re-focus our resources in New York to assist in the development of our CIGS-on-glass modules. If flexible encapsulants become available, we may re-start our development of flexible CIGS modules that could be suited to meet the needs of BIPV markets, where the module serves as a dual-use building material.

Marketing and Distribution

We have an agreement with Blitzstrom GmbH through 2011, which requires Blitzstrom to purchase 50% of the solar PV modules we produce based upon our estimated production through 2011. Blitzstrom may also purchase up to 50% of any additional quantities of solar PV modules that exceed these production estimates. The price paid by Blitzstrom through 2009 will be based on a five percent discount from the fair market wholesale value for comparable commercially available solar PV modules. We will negotiate further pricing with Blitzstrom for 2010 and 2011. We have also signed a Letter of Intent with juwi Solar, who is interested in purchasing up to 25% of our production through 2011.

The sale of commercial grid-connected solar PV systems, currently the largest market for thin film PV, is subject to direct and indirect regulation by state, federal and foreign governments. These regulations include rules governing energy transmission, safety, reliability, quality and incentives aimed at reducing carbon emissions or increasing renewable sources of energy. We are not directly impacted by these regulations at this point as we are focused on the sales of CIGS-on-glass modules through limited sales agreements with specific commercial system integrators, primarily in Europe.

We do not plan to sell significant volumes of our flexible solar cells manufactured from our two-stage pilot production line. Accordingly, sales and marketing activities are limited to managing development activities with our existing customers and the identification of new target customers or strategic partners.

Research, Development and Engineering

Our future success depends, in part, upon our ability to innovate processing methodologies that create enhanced product characteristics. In addition to optimization of CIGS deposition, we intend to develop processes for other layers in the cell stack that may lead to higher conversion efficiency and lower manufacturing costs.

Our manufacturing technology development roadmap focuses on reducing the cost per watt by reducing the number of steps in manufacturing the modules and by optimizing the materials and processes used in the non-CIGS layers. We have identified development programs for reducing the number of scribing steps needed in the module formation, and for an optimized buffer layer that requires lower capital and processing costs than our current methodology. Additionally, we intend to continue to scale up our proprietary deposition tool to enable production of larger modules with better material usage.

Research and development expenses were $10.4 million for the year ended December 31, 2007 and $10.0 million for the year ended December 31, 2006.

Manufacturing

Our strategy for developing the production line is to focus our development efforts on our proprietary direct deposition sputtering tool, which we believe is critical to making large quantities of CIGS at low costs. Most of the tools required in the manufacturing line are commercially available. Our proprietary deposition tool, however, will be custom designed and built. We developed a process that we believe will be scalable and allow for continuous processing of high volumes of modules. We are designing our proprietary CIGS deposition tool around that process, rather than trying to develop a process around a pre-designed tool set. We plan to purchase the other equipment required to complete the manufacturing line in order to reduce development risks and time to market.

The manufacturing process for making CIGS modules begins with a cleaning step for the glass substrate followed by a sputter deposition of the back contact material. The back contact is scribed to form the initial cell structure, and then the CIGS deposition is accomplished with our proprietary deposition process. The junction partner is deposited on top of the CIGS layer, and the second scribe is accomplished before the final transparent conductive oxide coating is deposited. The monolithic cell structure is completed with the third scribe, a polymer laminate is laid down and the encapsulating glass sheet is bonded to the substrate glass. Electrical leads and junction boxes are added at the finishing step. The completed module is tested and binned by performance.

Raw Materials and Equipment Solution Providers

In our manufacturing process, we use several raw materials to build our solar PV modules. When we move to the commercialization stage, we hope to have several suppliers of these materials, but each supplier will have to undergo a qualification process which may take several months depending on the particular raw material.

We are undergoing a qualification process with equipment solution providers for the supply, installation and maintenance of equipment for the 25MW production line. We expect to choose a provider over the near term.

Competition

We expect our primary competition will continue to be from conventional silicon-based solar PV products. Within the solar PV industry, conventional c-Si solar PV manufacturers dominate the market and ultimately create the most competition for our products. In addition, a variety of thin film solar PV technologies are being developed by a number of established and emerging companies. Thin film technologies include amorphous silicon, cadmium telluride and CIGS as well as advanced concepts for both bulk ingot-based and thin film crystalline silicon. Any of these competing technologies may achieve manufacturing costs per watt lower than the cost per watt to manufacture our CIGS solar PV modules.

A number of large companies are actively engaged in developing, manufacturing and marketing conventional silicon PV products on a commercial scale. The largest solar PV cell suppliers include Sharp Corporation, BP Solar, Q-Cells, Sanyo Corporation, and Kyocera Corporation, which together supply over half of the current solar PV cell market.

The largest thin film solar PV manufacturer today is First Solar, Inc., which is producing a monolithic cadmium telluride module on a commercial scale and at the lowest reported costs. In addition, there are a number of smaller thin film manufacturers focusing on cadmium telluride and amorphous silicon, including UNI-SOLAR, which is manufacturing amorphous silicon on a commercial scale.

CIGS solar PV manufacturers can be subdivided between those that have achieved commercial-scale manufacturing and those that are still in development stage. Among commercial-scale manufacturers, Avancis GmbH & Co. KG (a joint venture between the former Shell Solar and St. Gobain, a manufacturer of glass) and Würth Solar of Germany both manufacture monolithic (non-discrete solar cell) CIGS modules. In December 2006, Honda Motor Co., Ltd. announced plans to build a 27.5 MW CIGS solar cell facility in Japan to be operational in 2007. Johanna Solar states 30 MW of capacity and in March 2008 granted a license to a Chinese company to build a 60 MW plant using their CIGSSe technology. Global Solar produces CIGS on metal foil substrates. Global Solar announced the opening of a 40 MW plant in March of 2008, with plans for an additional 35 MW plant in Germany in the fall of 2008. There are also several smaller companies working to manufacture CIGS solar cells, including Ascent Solar, Miasolé, HelioVolt, Nanosolar and SoloPower, although to date none has achieved production on a commercial scale.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third party confidentiality agreements to safeguard our intellectual property. Our intellectual property consists of our proprietary deposition process and our related tool set designs.

Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including routine employment matters.

Employees

As of February 29, 2008, we had seventy-nine employees, including seventy-six full-time and three part-time employees. From time to time we employ individuals, primarily manufacturing personnel, through employment agencies. None of our employees are covered by collective bargaining agreements with us. We believe our relations with employees are good.

Corporate Information

DayStar Technologies, Inc., a Delaware corporation, was incorporated in February 1997. We completed our initial public offering in February 2004. Our principal executive offices are located at 2972 Stender Way, Santa Clara, California 95054, and our telephone number is (408) 907-4600. Our website is located at www.daystartech.com. The information available on or that can be accessed through our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-KSB and should not be considered to be part of this report.

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

Item 2.    Description of Property

We lease 50,000 square feet of factory and office space in Santa Clara, California under a fifty-one month lease which expires in August 2010. This facility is our corporate headquarters as well as the primary location for the development and manufacturing of our production equipment. The terms of the lease allow for early termination by the landlord effective as of the expiration of the thirty-sixth month of the lease term.

We also lease approximately 26,500 square feet of space in two buildings in a corporate park in Halfmoon, New York. These leases expire in July 2009 and May 2011. This space is primarily used for research and development.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 11, 2007. Voting common stockholders took the following action at the meeting:

1.	The stockholders elected the following nominees to the Board of Directors to serve until the Annual Meeting of Stockholders in 2008 or until their respective successors are elected and qualified:

Name	Shares Voted for	Shares Withheld	Shares Abstaining	Broker Non-Votes
Randolph A. Graves, Jr.	21,282,928	653,303	—	—
Stephan J. DeLuca	21,280,763	655,468	—	—
Robert G. Aldrich	21,069,272	866,959	—	—
Kevin S. Flannery	21,073,335	862,896	—	—
Richard Nevins	21,273,893	662,338	—	—
Scott M. Schecter	21,061,967	874,264	—	—
Kelly A. Waters	21,061,667	874,564	—	—

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

The following tables set forth the high and low closing sales prices, per share or warrant, for our common stock and Warrants as reported by the NASDAQ Capital Market for each quarter in the past two years:

Common Stock “DSTI”
Fiscal Quarters	High	Low
2007
March 31, 2007	$5.99	$2.02
June 30, 2007	$6.71	$3.27
September 30, 2007	$6.83	$3.65
December 31, 2007	$6.25	$3.86

2006
March 31, 2006	$15.39	$9.12
June 30, 2006	$13.70	$8.40
September 30, 2006	$10.21	$5.38
December 31, 2006	$7.08	$3.45

Class B warrant “DSTIZ”
Fiscal Quarters	High	Low
2007
March 31, 2007	$1.35	$0.35
June 30, 2007	$1.58	$0.75
September 30, 2007	$1.51	$0.53
December 31, 2007	$2.33	$0.75

2006
March 31, 2006	$6.12	$3.49
June 30, 2006	$5.31	$2.75
September 30, 2006	$3.53	$1.38
December 31, 2006	$1.79	$0.58

Holders

As of March 17, 2008, there were approximately 52 shareholders of record of our common stock, but we believe that the number of beneficial holders is substantially greater.

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

Equity Compensation Plan Information

On June 19, 2006, we adopted an Equity Incentive Plan (“the 2006 Plan”) to enable employees, outside directors and consultants to acquire an equity interest in DayStar. Issuances under the 2006 Plan may be in the form of incentive and non-qualified stock options, restricted stock, stock award units and stock appreciation rights. The 2006 Plan reserves 17.5% (10,500,000 shares) of our authorized common stock for issuance for these purposes; subject to the further restriction that the 2006 Plan Committee shall not award grants exceeding 17.5% (5,708,721 shares at December 31, 2007 and 1,369,142 shares at December 31, 2006) of our total issued and outstanding common stock as of and including the grant. Under the 2006 Plan, the term of stock options shall not exceed ten years and incentive stock options shall not be granted with an exercise price of less than 100% of the fair market value of the common stock, and non-qualified stock options shall not be granted with an exercise price of less than 85% of the fair market value of the common stock, both measured at the time of grant.

Grants of incentive and non-qualified stock options, and restricted stock prior to June 19, 2006 were made from our original Equity Incentive Plan adopted in 2003 (the “2003 Plan”).

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plan, consisting of the 2003 and 2006 Equity Incentive Plans. The information in this table is as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available
Equity compensation plans approved by security holders	2,502,158	(1)	$5.36	3,228,051
Equity compensation plans not approved by security holders	—		—	—

Total	2,502,158		$5.36	3,228,051

(1)	Does not include 558,502 and 38,750 shares of restricted stock granted in 2003 and 2005, respectively, under the 2003 Plan to certain of our officers, employees and consultants, and 215,000 and 187,375 shares of restricted stock granted in 2007 and 2006, respectively under the 2006 Plan.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

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

Overview

We have developed a proprietary thin film deposition technology for solar PV products that we believe will allow us to achieve a total module manufacturing cost per watt of less than $1.00, a cost competitive with the lowest in the solar PV industry. We are utilizing our proprietary deposition process to apply high-efficiency CIGS semiconductor material over large area substrates in a continuous fashion. Through our proprietary deposition process, we have achieved greater than 14% cell efficiencies on large area CIGS PV devices. We are developing a commercial scale proprietary deposition tool and intend to integrate this tool with commercially available thin film manufacturing equipment, which will provide us with a critically differentiated manufacturing process. We believe this approach will allow us rapidly to achieve commercial-scale production capacity with fewer potential line initialization difficulties.

We intend to manufacture monolithically integrated CIGS-on-glass modules to address near-term market opportunities, including grid-tied centralized utility markets, as well as grid-tied decentralized commercial and residential markets. We intend to begin installation of a 25MW manufacturing line in 2008, with commercial shipments beginning in 2009. To facilitate our entry into the addressable solar PV market, we have entered into a contract with Blitzstrom GmbH that commits Blitzstrom to purchase a minimum of 50% of our production through 2011, subject to these products meeting defined performance criteria. In the future, we may seek to develop CIGS on foil packaged in flexible format for the emerging BIPV markets.

In October 2007, we closed a follow-on public offering of 15,000,000 shares of our common stock and the underwriters for the offering exercised their option to purchase an additional 2,250,000 shares of our common stock to cover over-allotments. Our net proceeds from the offering were approximately $68 million.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosures. A summary of those accounting policies can be found in the notes to the consolidated financial statements set forth in our consolidated financial statements. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

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

Since inception of the development stage on July 1, 2005, our principal source of revenue has been from government funded research and development contracts and grants. Grant revenue is recognized when we fulfill obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require us to maintain specified employment criteria over a five year period. If we fail to meet the specified criteria, we must repay the unearned portion of the grant. As a result, we recorded deferred revenue of $420,000 as of December 31, 2007.

Property and Equipment. Property and equipment is stated at cost. Depreciation is computed using straight-line and an accelerated method over estimated useful lives of three to five years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

Share-Based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, we follow the SEC’s Staff Accounting Bulletin No. 107 “Share-Based Payment,” issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2007 and 2006 included (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Derivative Stock Warrants—Certain terms in the convertible note (“Note”) and related documents issued on May 25, 2006, as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” and any changes in fair value reported as a gain or loss on derivative liabilities in our consolidated statement of operations. The Black-Scholes option-pricing model is used to estimate the warrant fair values. Upon a change of control of our company, warrantholders having the right to purchase 600,003 shares of common stock would have the right to require us to repurchase the warrants from them at a purchase price equal to the Black-Scholes value of the unexercised portion of the warrants. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the sales price of our common stock on the NASDAQ Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the sales price of our common stock on the NASDAQ Capital Market.

Results of Operations

Comparison of Years Ended December 31, 2007 and 2006

Certain reclassifications have been made to the 2006 financial information to conform to the 2007 presentation. Such reclassifications had no impact on net loss.

Research and development contract revenue. Research and development contract revenue was $60,000 for the year ended December 31, 2007 compared to $180,000 for the year ended December 31, 2006. Our research and development contract revenue was primarily earned as a result of achieving various milestones under an agreement with a New York State government agency.

Research and development expenses. Research and development expenses were $10,420,541 for the year ended December 31, 2007 compared to $9,960,568 for the year ended December 31, 2006, an increase of $459,973 or 5%. The increase in research and development expenses resulted primarily from share-based compensation of $1,587,884 during the year ended December 31, 2007, compared to $651,460 for the year ended December 31, 2006. This increase was offset by the reduction in personnel and operations of our pilot line at our New York facility near the end of the second quarter of 2007. We will continue to engineer-to-scale our proprietary deposition tool at our California facility in order to manufacture and commercialize monolithically integrated CIGS-on-glass modules.

Selling, general and administrative expenses. Selling, general and administrative expenses were $6,875,610 for the year ended December 31, 2007 compared to $5,771,591 for the year ended December 31, 2006, an increase of $1,104,019 or 19%. The increase in selling, general and administrative expenses resulted primarily from share-based compensation of $2,502,161 during the year ended December 31, 2007, compared to $689,654 for the year ended December 31, 2006. Offsetting this increase was a decrease in selling, general and administrative headcount and an overall reduction in operating expenditures during fiscal year 2007.

Restructuring. There was $2,840,996 in restructuring expense for the year ended December 31, 2007 compared to $439,054 for the year ended December 31, 2006. Our restructuring charges consist of professional fees and other expenses associated with the restructuring of the Note (“Note Restructuring”). Other restructuring charges relate to our change in business strategy, including the focus on development and manufacturing efforts for our initial commercial product, monolithically integrated CIGS-on-glass modules, as well as the relocation of certain key personnel and our corporate headquarters to California (“Business Strategy Restructuring”). During the year ended December 31, 2007, Note Restructuring charges were $1,370,959 and Business Strategy Restructuring charges were $1,470,037. The expenses during the year ended December 31, 2006 were all Note Restructuring charges.

Depreciation and amortization expense. Depreciation and amortization expenses were $3,013,149 for the year ended December 31, 2007 compared to $1,758,925 for the year ended December 31, 2006, an increase of $1,254,224. Depreciation and amortization expense increased primarily as a result of the acquisition throughout 2006 of significant amounts of capital equipment to develop our manufacturing technologies and products. During 2007, a full year of depreciation expense was incurred as a result of the utilization of such equipment in our operations.

Other income. Other income was $566,533 for the year ended December 31, 2007 compared to $1,094,426 for the year ended December 31, 2006, a decrease of $527,893. Other income primarily represents interest on investments, which are classified as cash equivalents.

Interest expense. Interest expense was $523,355 for the year ended December 31, 2007 compared to $1,733,325 for the year ended December 31, 2006, a decrease of $1,209,970. The decrease in interest expense was due primarily to the restructuring, sale and ultimate conversion to equity during the first quarter of 2007 of our Note which carried a 7.5% interest rate.

Amortization of note discount and financing costs. Amortization of note discount and financing costs was $4,176,138 for the year ended December 31, 2007 compared to $4,747,806 for the year ended December 31, 2006. The convertible note issued in May 2006 contained a beneficial conversion feature as well as warrants issued to the Original Note Holder. The aggregate fair value of the conversion feature and warrants represented a discount to the Note, totaling $5,259,961 and was amortized using the effective interest method over the life of the Note. In addition, we incurred financing costs of $1,065,216 related to this transaction. The financing costs were capitalized and amortized over the life of the Note as well. The Note was converted to common stock during the first quarter of 2007 and all unamortized note discount and remaining financing costs at the time of the conversion were expensed. Additionally, expenses of approximately $2.6 million were incurred throughout 2007 in connection with certain financing transactions which provided funding until our follow on offering was completed during the fourth quarter of 2007.

Gain (loss) on derivative liabilities. The loss on derivative liabilities was $2,828,136 for the year ended December 31, 2007 compared to a gain of $2,692,114 for the year ended December 31, 2006. The warrants issued in conjunction with the Note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. During the year ended December 31, 2007, our common stock price increased which caused an increase in the fair value of the warrant liability. This resulted in a loss on derivative liabilities of $2,828,136. An increase in our stock price during the period results in an increase in the warrant liability and a loss on derivative liabilities. Conversely, a decrease in our stock price during the period would result in a decrease in the warrant liability and a gain on derivative liabilities. From May 25, 2006 (the closing date of the Note) to December 31, 2006, our common stock price declined which caused a reduction in the fair value of the warrant liability. This resulted in a gain on derivative liabilities of $2,692,114 for the year ended December 31, 2006.

Loss on extinguishment of debt. Loss on extinguishment of debt was $6,091,469 for the year ended December 31, 2007. There was no loss on extinguishment of debt for the year ended December 31, 2006. The loss is due to the excess of the consideration we provided to the Original Note Holder in the form of cash payments, shares of common stock and additional Class A Warrants for payment of the outstanding principal and accrued interest on the Note.

Net loss. Our net loss was $36,142,861 for the year ended December 31, 2007 compared to a loss of $20,441,201 for the year ended December 31, 2006. The increase in net loss is due primarily to $21.2 million in non-cash expenses incurred during 2007. A significant portion, approximately $10.3 million of these charges were non-recurring and resulted from the extinguishment of the Note, and certain financing costs. We incurred a loss on derivative liabilities for the year ended December 31, 2007 of $2.8 million, as well as share-based compensation of $4.1 million and depreciation and amortization of $3.0 million. Additionally, restructuring charges related to the restructuring of the Note and our change in Business Strategy during 2007 contributed to the increase in the net loss.

Liquidity and Capital Resources

Liquidity. At December 31, 2007 our cash and cash equivalents totaled $61.4 million. On October 31, 2007, we completed a registered public offering in which we sold 17,250,000 shares of our common stock at $4.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the estimated fees and expenses of the offering. Upon receipt of the proceeds from the offering, we re-paid in full $9.2 million of existing indebtedness. We are using the remaining net proceeds from this offering to engineer-to-scale and manufacture our proprietary deposition tool for construction of the 25MW line, working capital and other general corporate purposes.

During 2007, we maintained a cash burn rate of approximately $1.2 million per month on operating expenses for research and development, and selling, general and administrative costs. This spending rate excludes one-time restructuring costs and costs associated with financings. During the year ended December 31, 2007, we reported a net loss of approximately $36.1 million, which included non-cash expenses of $21.2 million, primarily associated with the Note and series of agreements entered into on January 19, 2007, resulting in the Note’s ultimate conversion into common stock.

During the year ended December 31, 2007, we incurred significant one-time, non-cash expenses that substantially increased our reported operating losses. The following table summarizes the key components of our results of operations for the year ended December 31, 2007. This table is provided for informational purposes in order to present the cash and non-cash components of the line items included in our consolidated statement of operations, which is prepared in accordance with accounting principles generally accepted in the United States and included elsewhere in this Form 10-KSB.

Net Loss Summary For the Year Ended December 31, 2007	Year Ended December 31, 2007
Revenue:	$60,000
Cash expenses:
Operating expenses	13,206,106
Restructuring	1,562,743
Financing costs	541,699
Other income and expenses	(322,547)

Total cash expenses	14,988,001

Non-cash expenses:
Loss on extinguishment of debt	6,091,469
Amortization of note discount and financing costs	3,634,439
Loss on derivative liabilities	2,828,136
Depreciation and amortization	3,013,149
Share-based compensation	4,090,045
Restructuring	1,278,253
Interest expense	279,369

Total non-cash expenses	21,214,860

Reported net loss	$36,142,861

We are in the development stage, and as such, have historically reported net losses. We anticipate continuing to incur losses in the future as we transition to commercialization. We have experienced negative cash flows from operations since our inception and do not anticipate generating positive cash flows in the foreseeable future.

Our transition to commercialization has required a reduction of our New York-based resources as we focus efforts on building our first large scale production line in California. Effective June 1, 2007, we reduced our New York staff by approximately 20 people. This reduction in personnel was consistent with the commercialization operating plan to transition corporate headquarters from New York to California. This staffing reduction decreased our pilot production lines from three shifts to one, which will be maintained to continue product testing. The savings generated through this reduction in staff and other activities may be used to execute on certain near-term milestones in our current business strategy and commercialization plan. We expect an increase in our operating cash burn rate during 2008 as we increase headcount and operating expenses to support the planned build-out of a new manufacturing facility in California as well as the construction of the 25MW line.

Expenditures for equipment and improvement purchases for the year ended December 31, 2007 were approximately $1.7 million. We expect a significant increase in capital expenditures during fiscal year 2008 related to the construction of the 25MW line as well as the planned build-out of the new manufacturing facility in California.

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

On June 15, 2007, we entered into a note agreement with LC Capital Master Fund, Ltd. for a loan in the amount of $4.0 million. See Note 5, “Notes Payable,” to our consolidated financial statements for further details on this transaction. We entered into an amendment and restatement of this loan agreement on September 14, 2007, increasing the aggregate principal amount of the loan to $9.0 million. These proceeds were to be used to fund business operations pending completion of our public offering. The agreement required us to repay 102% of the principal amount outstanding, plus accrued interest, with proceeds from any offering of common stock.

On October 31, 2007, we completed a registered public offering in which we sold 17,250,000 shares of our common stock at $4.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the estimated fees and expenses of the offering. Upon receipt of the proceeds from the offering, we re-paid in full, including accrued interest, the note payable discussed above. We are using the remaining net proceeds from this offering to engineer-to-scale and manufacture our proprietary deposition tool for construction of the 25MW line, working capital and other general corporate purposes.

First commercial shipments from this line are currently expected to be made in the third quarter of 2009. We believe that the net proceeds of this offering plus anticipated equipment leases will provide sufficient funds to construct our initial 25MW manufacturing line. In order to achieve profitability, however, we may have to expand our manufacturing capacity beyond our initial 25MW manufacturing line. Our current plan involves replicating our proposed initial 25MW line to build a 100MW facility, consisting of four 25MW lines with construction beginning in 2009. Expanding our manufacturing capacity from our initial 25MW line will require substantial funds beyond those provided by the offering. We believe that engineering-to-scale the commercial grade proprietary deposition tool, combined with the successful construction of our initial 25MW manufacturing line and the commercialization of our product will facilitate our ability to secure the required financing. Such financing may not be available to us on terms that are acceptable to us, if at all, and any new equity financing may be dilutive to stockholders. A wide variety of factors relating to our company and external conditions could adversely affect our ability to secure funding to expand our manufacturing capacity and the terms of any funding that we secure.

Commitments. At December 31, 2007, we had outstanding approximately $1.5 million of purchase orders for equipment and improvements. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our consolidated financial statements. We expect to make significant commitments in 2008 as we build our original 25MW line.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases and certain other commitments entered into in the ordinary course of business.

We lease 50,000 square feet of factory and office space in Santa Clara, California under a fifty-one month lease that commenced June 2006, for $19,152 per month. We also lease approximately 26,500 square feet of office and manufacturing space in Halfmoon, New York. We lease 18,000 square feet in one location under a five year lease that commenced July 1, 2004 for $9,750 per month. In a second location in the same corporate park, we lease 8,500 square feet of manufacturing and office space under a sixty month lease that commenced June 1, 2006 for $5,590 per month. This lease may be terminated at our option after the completion of the eighteenth month. We also maintain leases for certain office equipment.

As discussed under Commitments, at December 31, 2007 we had outstanding approximately $1.5 million of purchase orders for equipment and improvements.

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

Risks Relating to Our Business

We have incurred net losses since our inception and anticipate continued net losses as we execute our commercialization plan.

Since our inception, we have incurred net losses, including net losses of $36.1 million and $20.4 million for the years ended December 31, 2007 and 2006, respectively, and have incurred negative cash flows from operations. As a result of ongoing losses, we had an accumulated deficit of approximately $70.6 million as of December 31, 2007. We expect to continue to incur significant losses over at least the next two years and may never achieve or maintain profitability. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase as we continue to develop our manufacturing technologies, build manufacturing lines, establish our sales and distribution network, implement internal systems and infrastructure and hire additional personnel. We are making large cash deposits with equipment suppliers in connection with building our initial manufacturing line. As we do not expect to become profitable until after we scale our first 25MW commercial manufacturing line, if ever, we will be unable to satisfy our obligations solely from cash generated from operations. If, for any reason, we are unable to make required payments under our obligations, one or more of our creditors may take action to collect their debts. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

We are a development company, have not generated any revenue from operations and currently have no commercial products.

We are a development company, have not generated any revenue from operations and currently have no commercial products. Commercializing our products depends on a number of factors, including the following:

•	finalizing the design of our sputtering tool;

•	completing the engineering scalability of our sputtering tool;

•	completing our large scale manufacturing capabilities;

•	completing, refining and managing our supply chain and distribution channel; and

•	identifying and retaining key personnel in California to build the initial production line.

In addition, our technology uses our proprietary deposition process, and there may be technical barriers to the development of our products and processes. Development of tools and our manufacturing processes may not succeed or may be significantly delayed. Our products will be produced through a manufacturing process that we have not yet constructed or tested on a commercial scale. If we fail to successfully develop our thin film manufacturing process or incur significant delays in development, we will be unable to commercialize our products as anticipated. This would materially and adversely affect our business and financial condition. If adequate funds are not available, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. Any of these factors could harm our business and financial condition.

We have no experience manufacturing CIGS solar PV products on a commercial scale.

To date, we have focused primarily on research, development and small-scale manufacturing. We have no experience manufacturing any product on a commercial scale. In addition, all our pilot production has been limited to CIGS on foil, while our initial commercial production line will manufacture CIGS-on-glass modules. We are internally developing the necessary sputtering capabilities and purchasing third-party manufacturing equipment for this step. Failure to develop or procure manufacturing capabilities and scale up our proprietary deposition tool would materially and adversely affect our business and financial condition.

Our products have never been sold on a commercial basis, and we do not know whether they will be accepted by the market.

Our products, if developed, may not achieve market acceptance. The development of a successful market for our proposed products and our ability to sell our products at a lower cost per watt than our competition may be adversely affected by a number of factors, many of which are beyond our control, including the following:

•	our failure to produce solar PV modules that compete favorably against other solar modules on the basis of price, quality, performance and warranted lifetime;

•	competition from conventional energy sources and alternative distributed generation technologies, such as wind energy;

•	our failure to develop and maintain successful relationships with distributors, system integrators and other resellers, as well as strategic partners;

•	the failure of system integrators to build projects suited for the type of solar PV modules we intend to produce;

•	our products may experience problems with product quality or performance; and

•	our ability to achieve solar PV module certification requirements.

The failure of our proposed products to gain market acceptance would materially and adversely affect our business and financial condition.

We may not reach profitability if PV technology is not suitable for widespread adoption or sufficient demand for solar PV modules does not develop or develops slower than we anticipate.

The solar energy market is at a relatively early stage of development and the extent to which solar PV modules will be widely adopted is uncertain. If our CIGS solar PV products prove unsuitable for widespread adoption or demand for our CIGS solar PV products fails to develop sufficiently, we may be unable to grow our business or generate sufficient revenue from operations to reach profitability. In addition, demand for solar modules in our targeted markets may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of solar PV technology and demand for our CIGS solar PV products, including the following:

•	performance and reliability of solar modules and thin film technology compared with conventional and other non-solar renewable energy sources and products;

•	cost-effectiveness of solar modules compared with conventional and other non-solar renewable energy sources and products;

•	availability of government subsidies and incentives to support the development of the solar PV industry;

•	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated PV and biomass;

•

fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as increases or decreases in the price of oil and other fossil fuel;

•	fluctuations in capital expenditures by end-users of solar modules, which tend to decrease in slower economic environments and periods of rising interest rates; and

•	deregulation of the electric power industry and the broader energy industry.

Furthermore, many solar PV cell and module manufacturers are growing and the market could reach a point where supply exceeds demand. As a result, we may be unable to sell our products at attractive prices, or for a profit.

We will rely on third-party suppliers for most of our manufacturing equipment.

We will rely on third-party suppliers for most of our manufacturing equipment. The failure of our suppliers to supply manufacturing equipment in a timely manner or on commercially reasonable terms could delay our commercialization and expansion plans and otherwise disrupt our production schedule or increase our manufacturing costs. Further, our orders with certain of our suppliers may represent a very small portion of their total business. As a result, they may not give priority to our business, leading to potential delays in or cancellation of our orders. If any single-source supplier were to fail to supply our needs on a timely basis or cease providing us key components, we would be required to locate and contract with substitute suppliers. We may have difficulty identifying a substitute supplier in a timely manner and on commercially reasonable terms. If this were to occur, our business would be harmed.

If our manufacturing equipment, some of which will be customized and sole sourced, fails or our equipment suppliers fail to perform under their contracts, we could experience production disruptions and be unable to satisfy our contractual requirements.

Some of our manufacturing equipment will be customized to our production lines based on designs or specifications that we provide the equipment manufacturers, which then undertake specialized processes to manufacture the custom equipment. As a result, the equipment will not be readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or non-functional. If any piece of equipment fails, we would not be able to manufacture our products.

The failure to achieve target yields, product qualities or target costs of our CIGS solar PV products could materially and adversely affect our business and financial condition.

We may not be able to achieve our desired manufacturing yields, product qualities and cost targets for our CIGS solar PV products, which could prevent us from becoming profitable. If we cannot achieve our targeted production yields and unit costs or if we experience difficulties in our manufacturing process, such as capacity constraints, quality control problems or other disruptions, we may not be able to manufacture our products at acceptable costs, which would eliminate our ability effectively to enter the market. If we cannot reduce our costs through economies of scale, improvements in manufacturing processes and engineering design, or technology maturation, our business and financial condition could be materially and adversely harmed. In addition, we will need to ensure our solar PV module products will receive certain industry certifications. Failure to receive these certifications will harm our financial condition and limit our ability to market and sell our product.

If we experience significant delays, cost overruns and technical difficulties in establishing commercial manufacturing capacity in California, our business and financial condition could be materially and adversely harmed.

Finding a location in California to house our manufacturing line is critical to our business plan. If we cannot find a suitable location, we will not be able to execute our commercialization plans and we may never achieve profitability. Completing the installation of equipment in a California manufacturing facility will require significant additional investment of capital and substantial engineering expenditures. This process is subject to significant risks, including risks of delay, equipment problems, cost overruns and other start-up and operating difficulties. If we experience any of these or similar difficulties, we may be unable to complete our manufacturing line.

We depend on one customer, Blitzstrom GmbH, for a substantial percentage of our anticipated future revenue.

We anticipate that a substantial percentage of our future revenue will be derived under a contract with one customer, Blitzstrom GmbH, or Blitzstrom. We will be vulnerable to a substantial decline in anticipated revenue if we lose Blitzstrom as a customer for any reason or if Blitzstrom were to reduce, delay or cancel its orders for any reason. Any such events could have a material adverse effect on our business and financial condition. Any loss of business with Blitzstrom will be particularly damaging unless we are able to diversify our customer base and substantially expand sales to other customers.

We plan to expand our manufacturing capacity beyond our proposed 25MW line which will delay our achievement of profitability.

Our current plan involves replicating our proposed initial 25MW line to build a 100MW plant consisting of four 25MW lines with construction beginning in 2009. Although we believe that the successful construction of our initial manufacturing line and the commercialization of our product will facilitate our ability to obtain this funding, a wide variety of factors relating to our company and external conditions could adversely affect our ability to secure funding to expand our manufacturing capacity and the terms of any funding that we secure.

To achieve profitability, we must raise additional funds on terms that may not be favorable to us.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of, or eliminate some or all of our development programs.

The failure to manage our anticipated growth effectively could materially and adversely affect our business and financial condition.

The commercialization of our technology will place a significant strain on our managerial, financial and personnel resources. To reach our goals, we must successfully recruit, train, and manage new employees; develop our manufacturing capabilities; integrate new management and employees into our overall operations; and establish improved financial and accounting systems, controls and reporting systems. We will be competing with other solar, semiconductor and display manufacturers for individuals with this expertise. If we fail to manage the expansion of our business effectively, it could materially and adversely affect our business and financial condition.

Our management team has limited experience working together and its failure to work together effectively could materially and adversely affect our business and financial condition.

Our executive officers and key employees have worked together for a limited period of time. If our management team cannot successfully work together or fails to develop a thorough understanding of our business on a timely basis, it could materially and adversely affect our business and financial condition. Similarly, our executive officers and key employees have limited experience managing a public company and must be able to satisfy the required financial reporting and other public company obligations. Further, we intend to transition from a development company to a revenue generating company by building a manufacturing line and commercializing our product. This is a departure from our previous direction of working on flexible substrates. Our future success depends on our management team’s ability to establish a manufacturing line and commercialize our product. If we cannot do so, we will be unable to expand our business, decrease our cost per watt, maintain our competitive position, satisfy our contractual obligations or reach profitability.

If we lose key personnel, or are unable to attract and retain necessary talent, we may be unable to develop or commercialize our products under development.

We are highly dependent on Dr. Stephan DeLuca, our Chief Executive Officer, Mr. Ratson Morad, our President and Chief Operating Officer and Mr. Robert Weiss, our Chief Technology Officer. Dr. DeLuca has over 20 years of experience in the semiconductor and environmental industry. Mr. Morad has over 20 years of experience in the semi-conductor and photovoltaic technology industries. Mr. Weiss has over 25 years of experience in thin film technology development and manufacturing. In the case of the loss of any of these key executives, we may be unable to find a suitable replacement with comparable knowledge or experience.

In addition, our future success will depend, in part, upon our ability to attract and retain highly skilled employees, including management, technical and sales personnel. Competition for such skilled personnel is intense, and the loss of services of a number of key individuals, or our inability to hire new personnel with the requisite skill sets, could materially harm our business and results of operations. These issues would be magnified if any of our key personnel went to work for competitors. In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them.

If we are unable to adequately protect our intellectual property, our competitors and other third parties could produce products based on our intellectual property, which would substantially impair our ability to compete.

Our success and ability to compete depends in part upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright and trademark law and license agreements, as well as nondisclosure agreements, to protect our intellectual property. These legal means, however, afford only limited protection and may not be adequate to protect our intellectual property rights. We cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. In addition, we cannot be certain that any of our pending patent applications will issue. The United States Patent and Trademark Office or other foreign patent and trademark offices may deny or significantly narrow claims made under our patent applications and, even if issued, these patents may be successfully challenged, designed around, or otherwise not provide us with commercial protection. In the future, we may need to assert claims of infringement against third parties to protect our intellectual property. Regardless of the final outcome, any litigation to enforce our intellectual property rights in patents, copyrights or trademarks could be highly unpredictable and result in substantial costs and diversion of resources, which could have a material adverse effect on our business and financial condition. In the event of an adverse judgment, a court could hold that some or all of our asserted intellectual property rights are not infringed or are invalid or unenforceable and could award attorneys’ fees to the other party.

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from selling our product offerings, require us to obtain licenses from third parties to develop non-infringing alternatives and subject us to substantial monetary damages and injunctive relief.

The solar PV industry is characterized by the existence of a large number of patents that could result in frequent litigation based on allegations of patent infringement. We are aware of numerous patents issued and patents pending to third parties that may relate to current and future generations of solar energy. The owners of these patents may assert that the manufacture, use, import, or sale of any product we develop infringes one or more claims of their patents. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that materially and adversely affect our business. Third parties could also assert infringement or misappropriation claims against us with respect to any of our future product offerings. Whether or not such claims are valid, we cannot be certain that we have not infringed the intellectual property rights of such third parties. Any infringement or misappropriation claim could result in significant costs, substantial damages and our inability to manufacture, market or sell any of our product offerings that are found to infringe. Even if we were to prevail in any such action, the litigation could result in substantial cost and diversion of resources that could materially and adversely affect our business. If a court determined, or if we independently discovered, that our product offerings violated third-party proprietary rights, there can be no assurance that we would be able to re-engineer our product offerings to avoid those rights or obtain a license under those rights on commercially reasonable terms, if at all. As a result, we could be prohibited from selling products that are found to infringe upon the rights of others. Even if obtaining a license were feasible, it may be costly and time-consuming. A court could also enter orders that temporarily, preliminarily or permanently enjoin us from making, using, selling, offering to sell or importing our CIGS solar PV products or other future products, if any, or could enter orders mandating that we undertake certain remedial activities. Further, a court could order us to pay compensatory damages for such infringement, plus prejudgment interest, and could in addition treble the compensatory damages and award attorneys’ fees. These damages could materially and adversely affect our business and financial condition.

The PV industry is highly competitive and subject to rapid technological change, and our success will depend on our ability to develop and market a lower cost, higher performance product.

The target markets for the products we are developing are highly competitive and subject to rapid technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development of CIGS solar PV products and technologies. Our competition consists of major international energy and chemical companies, such as BP Solar, specialized electronics firms, such as Sharp Corporation, and other thin film PV manufacturers, such as First Solar, Inc. Many of our competitors are more established, benefit from greater market recognition and have substantially greater financial, development, manufacturing and marketing resources than we do. There are competitors with thin film products, including those based on CIGS technology, that have already entered commercial production. If a commercial equipment manufacturer were to develop a sputtering tool that was competitive with our proprietary sputtering tool, it could offer this tool to our competitors harming our competitive position. In addition, there are a variety of competing technologies currently in the market and under development, any one of which could achieve manufacturing costs per watt lower than our manufacturing technology. Failure to get to market with the most cost-competitive product before our competitors could materially and adversely affect our business and financial condition.

Our facility in California is located near an earthquake fault, and an earthquake or other types of natural disasters or resource shortages could disrupt our operations and adversely affect results.

Our facility in Santa Clara, California is located near an active earthquake zone. We currently do not have a formal business continuity or disaster recovery plan. In the event of a natural disaster, such as an earthquake, drought, flood, or localized extended outages of critical utilities or transportation systems, we could experience a significant business interruption. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Any such future shortages or natural disaster, such as a fire or an earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory and cause us to incur additional expenses. A disaster could significantly harm our business and financial condition. The insurance we maintain against fires, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

The reduction, elimination or expiration of government subsidies and economic incentives for grid-connected solar PV systems could reduce demand for our products and materially and adversely affect our business and financial condition.

The cost of electricity generated from solar PV systems currently exceeds the retail price of electricity generated from conventional sources such as fossil fuels. As a result, the grid-connected segment of the solar PV industry relies on government subsidies. In many countries, federal, state and local government agencies provide subsidies including feed-in-tariffs, rebates, tax benefits as well as other incentives. A reduction or elimination of government subsidies for on-grid solar electricity may result in a decrease in competition of solar energy in relation to traditional energy sources. Germany has been a strong provider of subsidies for the solar industry and a political change or decrease in the level of incentives would negatively affect the solar industry. German subsidies are projected to decline year after year which could adversely affect demand for solar modules. A report recently published by the German Federal Ministry for the Environment projects a gradual decrease in the rate of German subsidies, declining by two percentage points from 2009 through 2010 and three percentage points by 2011. Additionally, the Emerging Renewables Program in California has finite funds that may not last through the current program period. Subsidies declined 11% in California, from $2.80 to $2.50 per watt in 2006. As cumulative installations exceed the stated thresholds, subsidies will continue to decline below the current levels. Continuation of the Federal Investment Tax Credit (ITC) beyond 2008 is uncertain and legislation has not been secured as of the end of the first quarter of 2008.

If any of the current statutes or subsidies are reduced for any reason, sales of our solar PV modules could decline significantly. Electric utility companies and generators of electricity from traditional sources could also push for change in their respective markets. A decline or reduction in any solar industry subsidies or economic incentives for on-grid solar energy could cause our revenue from operations to decline and materially and adversely affect our business, financial condition and results of operation.

An increase in interest rates could make it difficult for end-users to finance the cost of a PV system and could reduce demand for our CIGS solar PV products.

Many of our prospective end-users depend on debt financing to fund the initial capital expenditure required to purchase and install a PV system. As a result, an increase in interest rates could make it difficult for our end-users to secure the financing necessary to purchase and install a PV system on favorable terms, or at all, and thus lower demand for our solar PV modules and reduce our net sales. In addition, we believe that a significant percentage of the prospective end-users of our products install PV systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a PV system, or make alternative investments more attractive relative to PV systems, and, in each case, could cause these end-users to seek alternative investments.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar PV products, which may significantly reduce demand for our solar modules.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end-user purchases of solar PV products and investment in the research and development of PV technology. For example, without a mandated regulatory exception for solar PV systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our end-users of using solar PV systems and make them less desirable, thereby harming our business, results of operations and financial condition. In addition, electricity generated by photovoltaic systems competes primarily with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require solar PV systems to achieve lower prices in order to compete with the price of electricity.

Our operations involve hazardous materials, and we must comply with environmental laws and regulations, which can be expensive.

We are subject to a variety of federal, state and local regulations relating to the use, handling, storage, disposal, and human exposure to hazardous and toxic materials. We could incur costs, fines, and civil and criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Compliance with current or future environmental and safety laws and regulations could restrict our ability to expand our facilities, impair our research, development or production efforts, or require us to incur other significant expenses. Violations of environmental laws or regulations could occur in the future as a result of the inability to obtain permits, human error, accident, equipment failure or other causes.

Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.

Our operations involve the use, handling, generation, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental laws and regulations at the national, state, local and international level. These environmental laws and regulations include those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials and wastes, the cleanup of contaminated sites and occupational health and safety. We may incur significant costs and capital expenditures in complying with these laws and regulations. In addition, violations of, or liabilities under, environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims, cleanup costs or other costs. While we believe we are currently in substantial compliance with applicable environmental requirements, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of presently unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations and financial condition.

We face risks associated with our anticipated international business.

We expect to establish, and to expand over time, international commercial operations and activities. Such international business operations will be subject to a variety of risks associated with conducting business internationally, including the following:

•	changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products, perform services or repatriate profits to the United States;

•	the imposition of tariffs;

•	economic or political instability in foreign countries;

•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;

•	conducting business in places where business practices and customs are unfamiliar and unknown;

•	the imposition of restrictive trade policies;

•	the existence of inconsistent laws or regulations;

•	the imposition or increase of investment requirements and other restrictions or requirements by foreign governments;

•	uncertainties relating to foreign laws and legal proceedings;

•	fluctuations in foreign currency and exchange rates; and

•	compliance with a variety of U.S. laws, including the Foreign Corrupt Practices Act.

We do not know the impact that these regulatory, geopolitical and other factors may have on our international business in the future.

If we are unable to develop, implement and maintain appropriate internal controls we will not be able to comply with applicable regulatory requirements imposed on reporting companies.

Under current rules, beginning with our annual report filed with the SEC for the year ending December 31, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report from our independent registered public accounting firm on its evaluation of the operating effectiveness of our internal control over financial reporting.

Our business operations are relatively small and, as a result, we have operated with very limited staffing of key accounting and administrative functions. This limited staffing has made it difficult for us to segregate certain accounting functions. As our business matures from research and development into commercial operations, we will need additional accounting and finance staffing to support our expanding business operations and to comply with the additional reporting and regulatory requirements imposed upon us. We plan on hiring additional personnel in our accounting and finance function in order to have sufficient staffing levels. Our development, implementation and maintenance of appropriate internal controls will depend on our successful hiring and retention of key senior accounting personnel with appropriate technical accounting expertise.

We continue to evaluate our existing internal control over financial reporting against the standards adopted by the Committee of Sponsoring Organizations. During the course of our ongoing evaluation of our internal controls, we may identify areas requiring improvement and may have to design enhanced processes and controls to address these issues through this review. Remedying any significant deficiencies or material weaknesses that we or our independent registered public accounting firm identify may require us to incur significant costs and expend significant time and management resources. While we believe that we will be able successfully to implement internal controls, any of the measures we implement to remedy any such deficiencies or weaknesses may not effectively mitigate or remedy such deficiencies or weaknesses. Investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal control over financial reporting is found not to be effective by an independent registered public accounting firm.

Our common stock could be subject to extreme volatility.

Our common stock is currently traded on the NASDAQ Capital Market. The trading volume of our common stock each day is relatively low. Because of this limited liquidity, stockholders may be unable to sell their shares. Moreover, this means that sales or purchases of relatively small blocks of our common stock can have a significant impact on the price at which our common stock is traded. The trading price of our common stock has, from time to time, fluctuated widely and may be subject to similar fluctuations in the future. The trading price of our common stock may be affected by a number of factors, including events described in the Risk Factors set forth in this Annual Report, as well as our operating results, financial condition, public announcements by us, general conditions in the solar cell industry, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

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

Item 8A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and utilized, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating disclosure controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

To evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Item 8B.    Other Information

None.

PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The following table sets forth certain information about each of the members of the Board of Directors and each executive officer.

Name	Age	Positions	Director Since	Expiration of Current Term
Directors
Randolph A. Graves, Jr.(2)(3)	69	Chairman and Lead Director	2003	2008
Stephan J. DeLuca	52	Director and Chief Executive Officer	2006	2008
Robert G. Aldrich(1)(2)	67	Director	2003	2008
Kevin S. Flannery(1)	63	Director	2007	2008
Kelly A. Waters(2)(3)	48	Director	2005	2008
Scott M. Schecter(1)	51	Director	2005	2008
Richard Nevins(3)	60	Director	2007	2008

Executive Officers
Steven Aragon	46	Vice President, Engineering
Ratson Morad	51	President and Chief Operating Officer
Terence W. Schuyler	49	Vice President, Sales and Marketing
Robert E. Weiss	52	Chief Technology Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.

Directors

Randolph A. Graves, Jr. Dr. Graves was appointed Chairman of the Board on January 22, 2007. He joined us as a director in October 2003 and has served as our Lead Director since October 2006. From 1991 to 2005, Dr. Graves served as Executive Consultant with Graves Technology Inc. and since 2002 has served as the acting Chief Financial Officer of Eurotech, Ltd. Eurotech is a public company that acquires, develops, and markets chemical and electronic technologies and products for use in environmental and security markets. Dr. Graves previously served as Eurotech’s Chairman and Chief Executive Officer, and prior to joining Eurotech was the President of Graves Technology, Inc. Dr. Graves was formerly the President and Chief Executive Officer of Mosaic Multisoft Corp., a Research Leader at NASA Langley Research Center, and Director, Aerodynamics Division, at NASA headquarters in Washington, D.C. Dr. Graves received his B.S. and M.S. degrees from Virginia Polytechnic Institute and State University, his Master of Management from Stanford University’s Graduate School of Business, and his D.Sc. from George Washington University.

Stephan J. DeLuca. Dr. DeLuca has served as our Chief Executive Officer since November 2006 and as a director since October 2006. Dr. DeLuca joined us in April 2006 as our Chief Operating Officer. From January 2001 to April 2006, Dr. DeLuca was Vice President, Worldwide Sales and Business Development for INFICON Holding AG, a leading developer, manufacturer, and supplier of innovative vacuum instrumentation, critical sensor technologies, and process control software for the semiconductor and related industries. Dr. DeLuca joined INFICON in January 1991 as Product Manager for Gas Analysis products. In 1994, he assumed responsibility for the start up of INFICON’s Environmental Health and Safety business unit, and from May of 2000 through December 2002 he managed INFICON’s Asia Sales operations, based in Taiwan. Dr. DeLuca holds a Ph.D. in Applied Chemistry from the Colorado School of Mines, an MBA from Syracuse University, a MS in Geochemistry from the Colorado School of Mines, and a B.A. in Chemistry from University of California, San Diego.

Robert G. Aldrich. Dr. Aldrich joined us as a director in October 2003. Since 1995, Dr. Aldrich has provided executive and consulting assistance to identify and develop business opportunities arising from globalization, technology, environmental quality, and energy deregulation. From September 2000 to 2005, he served as Chief Executive Officer of Dirigo Energy, Inc., an energy-related risk management company. Other assignments during this period included serving as a director and interim President of TTI Technologies, Inc., a developer of solid waste fluidized bed combustion systems; Chairman of Burstpower, Inc., a developer of ultracapacitor energy storage products; President, Commercial Operations, Solo Energy Corporation, a catalytic microturbine developer; and resident executive, leadership and management training, for the Onshore Oil Company of Abu Dhabi, UAE. Dr. Aldrich served from 1992 to 1995 as Vice President and Group Vice President, Electric Power Research Institute. Since 1992 he has been a member of the American Management Association’s International Council. From 1993 to 1995, he was a director of Ramtron, a public company developing non-volatile memory chips. Dr. Aldrich holds a Ph.D. in Solid State Science and Technology from Syracuse University and a Bachelor in Metallurgical Engineering from Rensselaer Polytechnic Institute.

Kevin S. Flannery. Mr. Flannery joined us as a director in March 2007. Since 1992 Mr. Flannery has served as President and Chief Executive Officer of Whelan Financial Corporation, a crisis management and consulting firm. He was Chairman of the Board and Chief Executive Officer of RoweCom, Inc. from April 2002 to October 2004, and Chairman of the Board and Chief Executive Officer of Telespectrum Worldwide from May 2002 to August 2004. From 1976 to 1991, Mr. Flannery was a Senior Managing Director of Bear, Stearns & Co., a global investment bank and securities trading and brokerage firm. He also currently serves as Chairman of the Board of FPM Heat Treating LLC; Vice Chairman of the Board of Texas Petrochemicals Inc.; and as a director of Atkins Nutritionals Inc., Luxfer Holdings PLC and Norwood Promotional Products Inc., and Particle Drilling Technologies, Inc.

Kelly A. Waters. Mrs. Waters joined us as a director in January 2005. Mrs. Waters is co-founder and partner of Waters Group Global, an international consultancy firm which provides expertise to technology and manufacturing companies entering new markets. From December 2006 to October 2007, she served as President and CEO of International Business Development Group—the Americas Division (a division of International Business Development Group, Ltd. U.K.). From 2000 to December 2006, she served as President and Chief Executive Officer of the Center for Economic Growth, serving upstate New York’s Tech Valley. In her capacity as President and Chief Executive Officer, she collaborated with elected state and federal officials, business, academic, and community leaders to promote the growth of the Upstate New York “Tech Valley” region through accomplishment of strategic initiatives, industry attraction and the provision of technology and manufacturing outreach. She was also responsible for creating the nation’s first business incubator and commercialization center focused specifically on national defense and homeland security related technologies. She serves on the Board of Directors of the Capital District Physicians’ Health Plan, and is a member of its Governance Committee, and is Chair of the Hudson Valley/Capital Region Board of Directors for HSBC Bank. She received her Bachelor of Arts degree in Behavioral Sciences from the University of Maryland.

Scott M. Schecter. Mr. Schecter joined us as a director in January 2005. Since April 2005, Mr. Schecter has served as the Chief Financial Officer of HydroGen Corporation, a company in the business of designing and manufacturing air-cooled Phosphoric Acid Fuel Cell power generation systems and is currently serving as a director of bieMEDIA, LLC, a media design, production, distribution and technology company. From 1994 to 2004, Mr. Schecter, a CPA, served as Vice President, Chief Financial Officer, and Treasurer of Fuel-Tech N.V. and Fuel Tech, Inc. He also served as Chief Financial Officer of Clean Diesel Technologies, Inc., a publicly traded development stage company in the specialty chemical business from 1995 through 1999. In 1990, Mr. Schecter participated in a management buyout of American Vision Centers, Inc., a publicly traded retail optical chain, and served as that company’s Senior Vice President and Chief Financial Officer through January 1994. He received his Bachelor of Science degree in Accounting with Distinction from State University of New York at Albany and an MBA with a double major in Finance and Entrepreneurial Management from The Wharton School, University of Pennsylvania.

Richard Nevins. Mr. Nevins joined us as a director in November 2007. He is currently interim Chief Executive Officer and director for InSight Health Services Corp. and a director for Aurora Trailer Holdings and SPELL C LLC. From 1998 to July 2007, he served as Managing Director and co-head of the Recapitalization and Restructuring Group of Jefferies & Company, Inc., where he established and led the international recapitalization and restructuring team in London from 2004 until he retired from Jefferies in 2007. Prior to his tenure at Jefferies & Company, Mr. Nevins served in several leadership positions as a director, financial advisor, and corporate executive. Mr. Nevins holds an MBA from the Stanford Graduate School of Business and a Bachelor of Arts in Economics from the University of California, Riverside.

Audit Committee

The Audit Committee is responsible for reviewing the results and scope of audits and other services provided by our independent public accountants and reviewing our system of internal accounting and financial controls. The audit committee also reviews other matters with respect to our accounting, auditing, and financial reporting practices and procedures, as it deems necessary or desirable. The Audit Committee of our Board of Directors consists of three non-employee directors who meet the independence standards of NASDAQ and the securities laws. The members of the Audit Committee are Scott M. Schecter, Chair; Robert G. Aldrich; and Kevin S. Flannery.

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

Ratson Morad. Mr. Morad has served as our President and Chief Operating Officer since February 2008. From July 2005 to February 2008, Mr. Morad served as Vice President of Engineering and Technology of Solyndra, Inc, a startup company engaged in the development of high efficiency photovoltaics technology. From December 2002 to July 2005, Mr. Morad served as President and Chief Executive Officer at Blue29, a wafer processing startup Company in semiconductor capital equipment industry that was successfully acquired by KLA-Tencor in late 2004. From 1995 to 2002 Mr. Morad held several executive positions at Applied Materials including Vice President and General Manager of a business division where he led the development and commercialization of new 300mm wafer processing systems. Between 1989 and 1995 Mr. Morad was responsible for the development of new MRI systems at Elscint Medical Imaging in Israel. Mr. Morad holds a Master of Science degree in Mechanical Engineering from Ben Gurion University in Israel and completed his studies of Business Management in the Technion, Israel Institute of Technology.

Terence W. Schuyler. Mr. Schuyler joined us in February 2005 and has served as our Vice President of Sales and Marketing since August 2005. He served as Vice President and National Sales Manager of Altair Energy Inc., a PV system integrator and subsidiary of Alpha Technologies Inc., a developer of commercial power systems, from March 2002 to February 2005. He co-founded Altair Energy, LLC in 1998 which was later sold to Alpha Technologies in 2002. Prior to Altair Energy, he held various positions with Applied Power, Solo Power, Solarex Corporation (now BP Solar), Solar Energy Research Institute (now National Renewable Energy Laboratory) and the Sandia National Labs.

Robert E. Weiss. Mr. Weiss has served as our Chief Technology Officer since May 2007. He initially joined us in January 2006 as Director of the Equipment Development Group and served as our Vice President of

Advanced Technologies from March 2006 to May 2007. From September 2005 to January 2006, he served as a consultant to us. From 1992 to 2005, he was with Intevac, Inc., a supplier of thin film deposition manufacturing equipment, most recently serving as Chief Technology Officer, where he led hardware and process development teams in commercializing tools used in the production of plasma and polysilicon displays, hard disks, and low light cameras. Mr. Weiss has a B.A. in English and Psychology from Grinnell College, Iowa.

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

Director Compensation

In 2007, non-employee directors receive an annual fee of $6,000 per year payable quarterly in arrears, plus a $1,000 meeting fee for each meeting of the board of directors or a board committee meeting the director attends. In addition, upon election to the board, non-employee directors received a fully vested option to purchase 6,000 shares of our common stock under our 2006 Plan. For each completed year of service as a director, non-employee directors are granted a fully vested option to purchase 4,500 shares of our common stock. In addition to the above, the audit committee chairman and lead director each receives an annual fee of $4,000 per year payable quarterly in arrears. The audit committee chairman receives an additional $1,000 fee for each audit committee meeting held and the lead director receives an additional $1,000 fee for each executive committee meeting held.

The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered to DayStar during the year ended December 31, 2007:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Randolph A. Graves, Jr.	$33,500	$156,430	$189,930
Robert G. Aldrich	30,500	156,430	186,930
Kevin S. Flannery	16,500	158,620	175,120
Steven Argabright(2)	21,500	198,035	219,535
Richard Nevins	2,500	23,640	26,140
Kelly A. Waters	25,500	153,955	179,455
Scott M. Schecter	42,500	153,955	196,455

(1)	Represents fair market value of options granted during the year ended December 31, 2007, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 4, Share Based Compensation, of our consolidated financial statements. At December 31, 2007, Dr. Graves owned options to purchase 56,500 shares, Dr. Aldrich owned options to purchase 62,500 shares, Mr. Flannery owned options to purchase 46,000 shares, Mr. Nevins owned options to purchase 6,000 shares, and Mrs. Waters and Mr. Schecter each owned options to purchase 55,000 shares.
(2)	Mr. Argabright did not stand for re-election at the 2007 annual shareholder’s meeting.

Effective January 1, 2008, our director compensation policy was revised to be more reflective of the compensation practices of our peer companies. Under the revised policy, upon election to the board, non-employee directors receive an automatic grant of a fully vested option to purchase 10,000 shares of our common stock. Additionally, at the beginning of each fiscal year, each non-employee director receives a fully vested option to purchase 10,000 shares of our common stock and a grant of 10,000 fully vested shares of common stock. Both the stock options and unrestricted shares are subject to our Equity Incentive Plan rules and SEC Rule 144, where applicable.

Under the current policy, each non-employee director receives an annual retainer of $15,000 payable quarterly in advance, plus a $1,000 meeting fee for each meeting of the board of directors or a board committee meeting the director attends. In addition, the committee members receive retainers, payable quarterly in arrears, as follows: 1) audit committee chairman $6,000 and members $3,000; 2) compensation committee chairman $4,000 and members $2,000; and 3) nominating and governance committee chairman $2,000 and members $1,000. The audit committee also receives meeting fees of $2,000 for the chairman and $1,000 for each member. The compensation, nominating and governance, and executive committee chairmen and members each receive $1,000 per meeting, payable quarterly in arrears. Our chairman and lead director does not receive any additional compensation for these roles.

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

We entered into an employment agreement with Stephan J. DeLuca as our Chief Operating Officer on April 10, 2006. His base salary was $200,000. The agreement has an initial term of three-years. The agreement automatically extends for subsequent one-year periods on the anniversary date unless either party gives the other 90 days written notice prior to the anniversary date of the intent not to renew the agreement. Dr. DeLuca was appointed Chief Executive Officer in November 2006 and on January 22, 2007, the compensation committee of the board of directors amended Dr. DeLuca’s employment agreement to formally reflect his new role with DayStar. Pursuant to the amendment, Dr. DeLuca will report directly to the board of directors and is entitled to receive an annual base salary of $250,000, an automobile allowance of up to $10,000, and shares of the Company’s common stock based on the achievement of milestones agreed upon by DayStar and Dr. DeLuca.

As of December 31, 2007 each executive officer’s base salary is as follows:

Name	Position	Base Salary(1)
Stephan J. DeLuca	Chief Executive Officer	$250,000
Ratson Morad(2)	President and Chief Operating Officer	$240,000
Raja H. Venkatesh(3)	Former Executive Vice President and Chief Financial Officer	$240,000
Steven Aragon	Vice President, Engineering	$186,000
John J. McCaffrey(4)	Former Vice President, Manufacturing	$173,000
Terence W. Schuyler	Vice President, Sales and Marketing	$175,000
Robert E. Weiss	Vice President, Advanced Technologies	$215,000

(1)	Base salary may differ from the contract stated amounts due to increases in the normal course of business from time to time.
(2)	Mr. Morad’s base salary is as of February 2008, when he joined DayStar.
(3)	Mr. Venkatesh resigned from employment with us effective March 14, 2008.
(4)	Mr. McCaffrey resigned from employment with us effective February 18, 2008.

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

If the executive officer’s contract is terminated after a “change in control”, the executive officer is entitled to a multiple of base salary, plus the maximum amount of incentive pay under the management incentive program. In addition, all unvested warrants, options or restricted stock then held by executive, if any, shall vest automatically on the termination of executive’s employment. Dr. DeLuca’s multiple is 2.50. Mr. Morad, Dr. Aragon, Mr. Schuyler and Mr. Weiss’s multiple is 2.0. A “change in control”, as defined, includes (a) a consolidation or merger in which the Company is not the continuing or surviving corporation, (b) a recapitalization in which any person becomes the 50% owner, (c) any transaction in which substantially all the assets of the corporation are to be liquidated, and (d) any person becoming the beneficial owner of more than 50% of our voting power. Each Agreement contains an eighteen month non-solicitation provision that restricts each executive officer from directly or indirectly soliciting our current employees or key suppliers to engage in a business relationship with any person or entity that engages in or plans to engage in the design, development, invention, implementation, application, manufacture, production, marketing, sale or license of any product or service in the direct competition with the Company’s products or services. For purposes of the agreement, our products or services are defined as CIGS-based PV products manufactured by a continuous process and/or on a flexible media. For purposes of the agreement, our products or services are defined as CIGS-based PV products manufactured by a continuous process and/or on a flexible media.

Under the agreement the parties are compelled to engage in Arbitration to resolve any disputes.

Mr. John J. McCaffrey resigned from employment with us effective February 18, 2008.

Mr. Raja H. Venkatesh resigned from employment with us effective March 14, 2008. We entered into an agreement with Mr. Venkatesh setting forth terms of resignation; the payment of benefits; to accelerate the vesting of certain restricted shares and options; and severance pay of $283,000, which will be paid out over a twelve-month period.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), to the Company’s knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2007 were complied with, except one stock option grant to each of Dr. Graves and Dr. Aldrich, reported on Form 4’s on August 10, 2007, should have been reported on Form 4’s on August 8, 2007.

Item 10.    Executive Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our named executive officers for services rendered in all capacities to DayStar during the year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		Option Awards ($)		Non-Stock Incentive Plan Comp. ($)		All Other Comp. ($)		Total ($)
Stephan J. DeLuca Chief Executive Officer	2007	$254,039	$—		$742,900	(2)	$76,212	(3)	$47,268	(5)	$1,120,419
	2006	$146,154	$659,425	(1)	$33,200	(2)	$8,769	(4)	$48,201	(6)	$895,749

Raja H. Venkatesh Former Executive Vice President and Chief Financial Officer	2007	$156,808	$210,000	(1)	$1,880,990	(2)	$28,225	(3)	$—		$2,276,023
	2006	$—	$—		$—		$—		$—		$—

Robert E. Weiss Chief Technology Officer	2007	$194,808	$210,500	(1)	$760,000	(2)	$35,065	(3)	$5,451	(5)	$1,205,824
	2006	$179,999	$260,676	(1)	$21,580	(2)	$18,630	(4)	$2,605	(6)	$483,490

(1)	Represents the total fair market value on the date of grant, of restricted stock granted during the years ended December 31, 2007 and 2006. Fiscal year 2007 restricted stock awards vest one-third per year beginning on the vesting commencement date. All fiscal year 2006 restricted stock grants vest one-fourth per year on the anniversary of the grant date. Amounts listed do not represent the actual current fair value of the shares granted.
(2)	Represents fair market value of options granted during the years ended December 31, 2007 and 2006, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 4, Share Based Compensation, of our consolidated financial statements.
(3)	Represents amounts earned as of December 31, 2007 under our 2007 Management Incentive Program which were paid in 2008.
(4)	Represents amounts earned under our 2006 Management Incentive Program which were paid in 2007.
(5)	All other compensation for 2007 consists of medical premiums paid by us and relocation costs.

	Medical Premiums	Relocation Costs
Stephan J. DeLuca	$10,228	$37,040
Raja H. Venkatesh	—	—
Robert E. Weiss	5,451	—

(6)	All other compensation for 2006 consists of medical premiums paid by us and relocation costs.

	Medical Premiums	Relocation Costs
Stephan J. DeLuca	$4,091	$44,110
Raja H. Venkatesh	—	—
Robert E. Weiss	2,605	—

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers at December 31, 2007.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested($)
Name	Exercisable	Unexercisable
Stephan J. DeLuca	56,667	113,333	(2)	—	5.71	3-27-2017	—		—
	1,875	3,125	(3)	—	8.77	6-19-2016	—		—
	—	—		—	—	—	37,500	(7)	234,375	(1)
	—	—		—	—	—	1,875	(8)	11,719	(1)

Raja H. Venkatesh	—	383,306	(4)	—	4.20	7-31-2008	—		—
	—	202,604	(5)	—	4.21	7-31-2008	—		—
	—	—		388,676	—	—	—		—
	—	—		—	—	—	50,000	(9)	312,500	(1)

Robert E. Weiss	—	200,000	(6)	—	4.94	10-4-2017	—		—
	1,219	2,031	(3)	—	8.77	6-19-2016	—		—
	—	—		—	—	—	50,000	(10)	312,500	(1)
	—	—		—	—	—	11,250	(11)	70,313	(1)
	—	—		—	—	—	10,594	(8)	66,213	(1)

(1)	Based on closing price of DayStar’s common stock on December 31, 2007 of $6.25.
(2)	Stock options vest one-third per year beginning on May 1, 2007.
(3)	Stock options vest one-fourth after one year from June 19, 2006, the date of grant, with monthly vesting thereafter.
(4)	Stock options vest one-third after one year from May 9, 2007, the date of grant, with monthly vesting thereafter.
(5)	Stock options vest one-third after one year from December 11, 2007, the date of grant, with monthly vesting thereafter.
(6)	Stock options vest one-third on January 1, 2008, one-third on January 1, 2009, and one-third on January 1, 2010.
(7)	Restricted stock award vests one-fourth per year commencing one year from April 10, 2006, the award date.
(8)	Restricted stock award vests one-fourth per year commencing one year from June 19, 2006, the award date.
(9)	Restricted stock award vests one-third per year commencing one year from May 9, 2007, the award date.
(10)	Restricted stock award vests one-third per year commencing on April 1, 2008.
(11)	Restricted stock award vests one-fourth per year commencing one year from January 2, 2006, the award date.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of March 17, 2008, with respect to the beneficial ownership of the our common stock by each person who is known to us to be the beneficial owner of more than five percent of our outstanding common stock by each nominee for director, by the named executive officers, and by all directors and executive officers as a group. The information contained in this beneficial ownership table for five percent (5%) stockholders is based on Form 13D, 13G, or other filings with the Commission available through www.sec.gov/edgar as of close of business March 17, 2008. Unless otherwise indicated, each person has sole voting power and sole investment power.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent
Directors and Executive Officers:
Stephan J. DeLuca(2)	318,229	1.0
Ratson Morad(3)	—	*
Steven Aragon(4)	145,810	*
Terence W. Schuyler(5)	133,447	*
Robert E. Weiss(6)	155,706	*
Robert G. Aldrich(7)	82,500	*
Kevin S. Flannery(8)	110,000	*
Randolph A. Graves, Jr.(9)	90,500	*
Richard Nevins.(10)	33,000	*
Scott M. Schecter(11)	75,000	*
Kelly A. Waters(12)	75,300	*
All directors and executive officers as a group (11 persons)	1,219,492	3.6%

5% Stockholders:
LC Capital Master Fund, Ltd.(13)	5,050,203	15.4
Quercus Trust(14)	3,605,742	11.0
Capital Ventures International(15)	2,499,400	7.6

*	Less than one percent.
(1)	Except as otherwise indicated, each officer and director can be reached at DayStar Technologies, Inc., 2972 Stender Way, Santa Clara CA 95054.
(2)	Includes vested options to purchase 115,729 shares of common stock and 176,875 shares of restricted common stock subject to a right of repurchase by our company.
(3)	Mr. Morad joined us on February 19, 2008 and does not have any beneficial ownership as of March 17, 2008.
(4)	Includes vested options to purchase 97,873 shares of common stock and 33,062 shares of common stock subject to a right of repurchase by our company.
(5)	Includes vested options to purchase 84,572 shares of common stock and 33,688 shares of restricted common stock subject to a right of repurchase by our company.
(6)	Includes vested options to purchase 69,781 shares of common stock and 54,827 shares of common stock subject to a right of repurchase by our company.
(7)	Includes vested options to purchase 72,500 shares of common stock.
(8)	Includes vested options to purchase 56,000 shares of common stock.
(9)	Includes vested options to purchase 66,500 shares of common stock.
(10)	Includes vested options to purchase 16,000 shares of common stock.
(11)	Includes vested options to purchase 65,000 shares of common stock.
(12)	Includes vested options to purchase 65,000 shares of common stock.
(13)	Represents 4,575,183 shares of common stock beneficially owned by LC Capital Master Fund, Ltd. and 475,020 shares of common stock beneficially owned by LC Capital/Capital Z SPV, L.P. LC Capital Master

Fund and LC Capital/Capital Z SPV, L.P. have shared voting and dispositive power over all such shares. The address of LC Capital Master Fund, Ltd. is 680 Fifth Avenue, 12th Floor, New York, New York 10019.

(14)	Represents shares of common stock beneficially owned by David Gelbaum and Monica Chavez as co-trustees of the Quercus Trust. Each of David Gelbaum and Monica Chavez has shared voting and dispositive power over the 3,605,742 shares. The address of the Quercus Trust is 2309 Santiago Drive, Newport Beach, California 92660.
(15)	Represents shares of common stock beneficially owned by Capital Ventures International and Heights Capital Management, Inc., which have shared voting and dispositive power over all such shares.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

None.

Item 13.	Exhibits

a. The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Form of Common Stock Certificate

4.2(3)	Form of Class A Public Warrant

4.3(3)	Form of Class B Public Warrant

4.4(3)	Form of Unit Certificate

4.5(3)	Form of Warrant Agent Agreement

4.6(3)	Form of Representative’s Warrant

10.1(4)	Registration Rights Agreement by and between the Company and Castlerigg Master Investments Ltd., dated January 19, 2007

10.2(4)	Registration Rights Agreement by and between the Company and LC Capital Master Fund, Ltd., dated January 19, 2007

10.3(4)	Registration Rights Agreement by and among the Company, Millennium Partners, L.P., Phoenix Partners, LP, Phoenix Partners II, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated January 19, 2007

10.4(4)	Class A Warrant to purchase shares of common stock issued to Castlerigg Master Investments Ltd. on January 19, 2007

10.5*(5)	First Amendment to Employment Agreement by and between the Company and Stephan J. DeLuca, dated January 22, 2007

10.6(6)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated October 6, 2006

10.7(3)	Form of Indemnification Agreement by and between the Company and its directors

10.8(3)	Form of Indemnification Agreement by and between the Company and its officers

10.9(3)	Form of Employee Notice of Stock Option Grant related to 2003 Equity Incentive Plan

Exhibit Number	Exhibit Title

10.10(3)	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan

10.11*(7)	Employment Agreement by and between the Company and Steven Aragon, dated June 1, 2004

10.12(7)	Agreement by and between the Company and New York State Energy Research and Development Authority, dated December 2, 2004

10.13(8)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated May 11, 2007

10.14*(9)	Employment Agreement by and between the Company and Ratson Morad, dated February 19, 2008

10.15*(10)	Employment Agreement by and between the Company and Steven Aragon, dated April 1, 2006

10.16*(10)	Employment Agreement by and between the Company and Terence Schulyer dated April 3, 2006

10.17*(10)	Employment Agreement with Robert Weiss dated April 3, 2006

10.18(11)	Second Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners LP, Phoenix Partners, L.P., Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated August 3, 2007

10.19(11)	Second Amendment to the Registration Rights Agreement by and between the Company and LC Capital Master Fund, Ltd., dated August 3, 2007

10.20(12)	2006 Equity Incentive Plan

10.21(12)	Form of Employee Stock Option Agreement related to 2006 Equity Incentive Plan

10.22(12)	Form of Employee Restricted Stock Issuance Agreement related to 2006 Equity Incentive Plan

10.23(13)	Lease Agreement between Registrant and Sitterly Associates, LLC dated May 25, 2004

10.24(13)	Lease Agreement between Registrant and Sitcon, LLC dated April 6, 2006

10.25(13)	Lease Agreement between Registrant and Coronado Stender Associates, LLC dated February 24, 2006

23.1	Consent of Hein & Associates LLP

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 25, 2006.
(3)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 26, 2007.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 18, 2005.

(8)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2007.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 25, 2008.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 7, 2006.
(11)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2007.
(12)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on October 1, 2007.
(13)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 1, 2007.

Item 14.	Principal Accountant Fees and Services

The following table shows the fees paid or accrued for the audit and other services provided by Hein & Associates LLP for 2007 and 2006.

	FY 2007	FY 2006
Audit Fees	$236,345	$128,980
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$236,345	$128,980

Audit services of Hein & Associates LLP for fiscal 2007 and 2006 consisted of the annual examination of our consolidated financial statements, quarterly reviews of the interim financial statements included in our reports on Form 10-QSB, and procedures performed in conjunction with our secondary offering.

The Audit Committee’s policy is to approve the audit and non-audit services and the fees related thereto to be provided by Hein & Associates in advance of the service. All of the services described above were approved in advance by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

DAYSTAR TECHNOLOGIES, INC.

By:	/S/ STEPHAN J. DELUCA
Stephan J. DeLuca Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 31, 2008.

Signature	Capacities	Date

/S/ RANDOLPH A. GRAVES, JR. Randolph A. Graves, Jr.	Chairman and Lead Director	March 31, 2008

/S/ STEPHAN J. DELUCA Stephan J. DeLuca	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/S/ CHRISTOPHER T. LAIL Christopher T. Lail	Controller and Principal Accounting Officer	March 31, 2008

/S/ ROBERT G. ALDRICH Robert G. Aldrich	Director	March 31, 2008

/S/ KEVIN S. FLANNERY Kevin S. Flannery	Director	March 31, 2008

/S/ RICHARD NEVINS Richard Nevins	Director	March 31, 2008

/S/ SCOTT M. SCHECTER Scott M. Schecter	Director	March 31, 2008

/S/ KELLY A. WATERS Kelly A. Waters	Director	March 31, 2008

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet—December 31, 2007	F-3

Consolidated Statements of Operations—For the Years Ended December 31, 2007 and 2006 and For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2007	F-4

Consolidated Statements of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2007	F-5

Consolidated Statements of Cash Flows—For the Years Ended December 31, 2007 and 2006 and For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2007	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DayStar Technologies, Inc.

Santa Clara, California

We have audited the accompanying consolidated balance sheet of DayStar Technologies, Inc. and subsidiary, (a development stage enterprise), as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 and for the period from July 1, 2005 (inception of the development stage) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DayStar Technologies, Inc. and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and for the period from July 1, 2005 (inception of the development stage) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of DayStar Technologies, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-KSB and, accordingly, we do not express an opinion thereon.

/s/    Hein & Associates LLP

HEIN & ASSOCIATES LLP

Irvine, California

March 27, 2008

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET

December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$61,365,559
Other current assets	666,511

Total current assets	62,032,070
Property and Equipment, at cost,	14,911,021
Less accumulated depreciation and amortization	(5,774,823)

Net property and equipment	9,136,198
Other Assets:
Other assets	72,427

Total Assets	$71,240,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,620,635
Notes and capital leases payable, current portion	174,996
Deferred revenue and gain	2,333

Total current liabilities	2,797,964
Long-Term Liabilities:
Notes and capital leases payable	171,983
Deferred revenue	420,000
Stock warrants	2,771,090

Total long-term liabilities	3,363,073
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $.01 par value; 60,000,000 shares authorized; 32,621,262 shares issued and outstanding	326,213
Additional paid-in capital	135,387,049
Accumulated deficit	(10,145,391)
Deficit accumulated during the development stage	(60,488,213)

Total stockholders’ equity	65,079,658

Total Liabilities and Stockholders’ Equity	$71,240,695

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to December 31, 2007
	2007	2006
Revenue:
Product revenue	$—	$3,528	$3,528
Research and development contract revenue	60,000	180,000	615,000

Total revenue	60,000	183,528	618,528
Costs and Expenses:
Research and development	10,420,541	9,960,568	22,579,703
Selling, general and administrative	6,875,610	5,771,591	14,548,534
Restructuring	2,840,996	439,054	3,280,051
Depreciation and amortization	3,013,149	1,758,925	5,139,952

Total costs and expenses	23,150,296	17,930,138	45,548,240
Other Income (Expense):
Other income	566,533	1,094,426	1,900,205
Interest expense	(523,355)	(1,733,325)	(2,301,556)
Amortization of note discount and financing costs	(4,176,138)	(4,747,806)	(8,923,945)
Gain (loss) on derivative liabilities	(2,828,136)	2,692,114	(136,022)
Loss on extinguishment of debt	(6,091,469)	—	(6,091,469)

Total other income (expense)	(13,052,565)	(2,694,591)	(15,552,787)

Loss from Continuing Operations	(36,142,861)	(20,441,201)	(60,482,499)
Loss from discontinued operations of DayStar Solar, LLC	—	—	(5,714)

Net Loss	$(36,142,861)	$(20,441,201)	$(60,488,213)

Weighted Average Common Shares Outstanding (Basic And Diluted)	17,302,763	6,824,816

Net Loss Per Share (Basic and Diluted)	$(2.09)	$(3.00)

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO DECEMBER 31, 2007

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	5,083,258	$50,833	29,000	$290	$22,443,181	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05-12/05 at $6.00 - $8.25 per share	1,190,748	11,907	—	—	7,208,295	—	—	—	7,220,202
Conversion of Class B common stock	58,000	580	(29,000)	(290)	(290)	—	—	—	—
Share-based compensation	38,750	388	—	—	411,912	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	6,370,756	63,708	—	—	30,063,098	(403,710)	(10,145,391)	(3,904,151)	15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $2.06 - $7.50 per share	132,815	1,328	—	—	670,544	—	—	—	671,872
Share-based compensation	177,062	1,771	—	—	1,320,949	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 - 12/06	1,143,036	11,430	—	—	7,366,729	—	—	—	7,378,159
Warrants issued for placement of convertible note at $5.38 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	7,823,669	$78,237	—	$—	$40,381,871	$—	$(10,145,391)	$(24,345,352)	$5,969,365
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $2.00 - $3.45 per share	518,200	5,182	—	—	3,169,135	—	—	—	3,174,317
Share-based compensation	196,438	1,965	—	—	4,088,080	—	—	—	4,090,045
Issuance of shares pursuant to offering, 2/07 at $2.00 per share	2,500,000	25,000	—	—	4,975,000	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $4.25 per share, net of offering costs	17,250,000	172,500	—	—	67,722,418	—	—	—	67,894,918
Shares issued in payment of principal and interest on convertible note, 1/07 at $1.49 per share and 2/07 at $2.00 per share	3,875,384	38,754	—	—	7,288,171	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $2.00 per share	457,571	4,575	—	—	2,393,096	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

BALANCES, December 31, 2007	32,621,262	$326,213	—	$—	$135,387,049	$—	$(10,145,391)	$(60,488,213)	$65,079,658

See accompanying notes to these consolidated financial statements.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to December 31, 2007
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(36,142,861)	$(20,441,201)	$(60,488,213)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,013,149	1,758,925	5,139,952
Share-based compensation	4,090,045	1,322,720	5,651,785
Warrants issued for services	—	18,394	18,394
Non-cash interest	279,369	1,325,715	1,605,084
Amortization of note discount and non-cash financing costs	3,634,439	4,747,806	8,382,245
Loss (gain) on derivative liabilities	2,828,136	(2,692,114)	136,022
Non-cash restructuring	1,278,253	—	1,278,253
Loss on extinguishment of debt	6,091,469	—	6,091,469
Changes in operating assets and liabilities:
Receivables	3,906	516,115	—
Other assets	2,939,109	(3,416,527)	(629,911)
Accounts payable and accrued expenses	(79,678)	1,548,905	2,330,223
Deferred revenue	(67,000)	(7,000)	219,951

Net cash used in operating activities	(12,131,664)	(15,318,262)	(30,264,746)
Cash Flows from Investing Activities:
Purchase of investments	—	(11,183,526)	(17,657,732)
Proceeds from sale of investments	—	16,264,541	18,362,973
Purchase of equipment and improvements	(1,658,226)	(8,445,264)	(12,076,270)
Proceeds from sale of assets	—	—	3,120

Net cash used in investing activities	(1,658,226)	(3,364,249)	(11,367,909)
Cash Flows from Financing Activities:
Proceeds from sale of stock	78,312,500	—	78,312,500
Proceeds from issuance of notes	9,000,000	15,000,000	24,000,000
Payments on notes and capital leases	(10,651,264)	(468,746)	(11,148,331)
Cost of financing	(5,417,582)	(924,797)	(6,342,379)
Proceeds from exercise of warrants and stock options	1,051,076	653,478	8,805,096

Net cash provided by financing activities	72,294,730	14,259,935	93,626,886

Increase\(decrease) in cash and cash equivalents	58,504,840	(4,422,576)	51,994,231
Cash and cash equivalents, beginning of period	2,860,719	7,283,295	9,371,328

Cash and cash equivalents, end of period	$61,365,559	$2,860,719	$61,365,559

Supplemental Cash Flow Information:
Cash paid for interest	$434,408	$162,851

Non-Cash Transactions:
Reclassification of warrant liability upon exercise of warrants	$2,123,241	$—

Principal payments on convertible note, in common stock	$7,047,556	$6,054,444

Warrants issued for extinguishment of debt	$722,191	$—

Beneficial conversion feature on convertible note	$—	$1,223,842

Warrants issued for placement of convertible note	$2,057,071	$140,419

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

The accompanying consolidated financial statements include the accounts of the Company and DayStar Solar, LLC (formerly International Energy Trading, LLC), a wholly-owned subsidiary of DayStar Technologies, Inc. All significant intercompany transactions have been eliminated in consolidation. During the second quarter of 2005, the Company discontinued operations of DayStar Solar, LLC. Upon discontinuing operations of DayStar Solar, LLC, the Company became a development stage enterprise. The Company formally dissolved the subsidiary in 2007.

2.    Liquidity and Future Operations:

The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $36.1 million for the year ended December 31, 2007 which included non-cash expenses of $21.2 million primarily associated with the Company’s convertible note, its restructuring and ultimate conversion to shares of the Company’s common stock (see Note 4). The Company anticipates it will continue to incur losses in the future as it enters commercialization of its products. Commercialization activities will require significant capital expenditures related to the manufacture of a 25 Megawatt (“MW”) production line including the purchase of third-party equipment, build-out of the facilities that will house such equipment, as well as the associated development and administrative costs. In order to fund the costs associated with such development, on October 31, 2007, the Company completed a registered public offering in which it sold 17,250,000 shares of its common stock at $4.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the estimated fees and expenses of the offering. Upon receipt of the proceeds from the offering, the Company re-paid in full $9.2 million of existing indebtedness. The Company intends to use the remaining net proceeds from this offering to engineer-to-scale and manufacture its proprietary deposition tool for construction of a 25MW manufacturing line, working capital and other general corporate purposes. Management believes existing cash and cash equivalents will be sufficient to meet the Company’s operating and capital requirements through December 31, 2008.

As discussed in Note 1, the Company is in the development stage. Its current business plans include expenditures to continue the development and expansion of its current manufacturing production capability. These activities require the Company to add employees, purchase production equipment, build-out additional manufacturing facilities, and design and manufacture prototype deposition equipment.

A substantial portion of the funds from the offering will be used towards the construction of the 25MW line in 2008. First commercial shipments from this line are currently expected to be made in the third quarter of 2009. We believe that the net proceeds of this offering plus anticipated equipment leases will provide sufficient funds to construct the initial 25MW manufacturing line. In order to achieve profitability, however, the Company may have to expand its manufacturing capacity beyond the initial 25MW manufacturing line. Expanding its manufacturing capacity from the initial 25MW line will require substantial funds beyond those provided by the offering. The Company believes that engineering-to-scale the commercial grade proprietary deposition tool, combined with the successful construction of the initial 25MW manufacturing line and the commercialization of its product will facilitate its ability to secure the required financing. Such financing may not be available to the Company on terms that are acceptable to it, if at all, and any new equity financing may be dilutive to

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

stockholders. A wide variety of factors relating to the Company and external conditions could adversely affect its ability to secure funding to expand manufacturing capacity and the terms of any funding that it secures.

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

Patent Costs—Costs for patents purchased from third parties, including legal fees, are capitalized and amortized over 15 years. The Company recorded patent-related amortization expense of $3,540 and $3,530 for the years ended December 31, 2007 and 2006, respectively.

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

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company reported deferred revenue of $420,000 as of December 31, 2007.

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. The Company recognized $60,000 and $180,000 of revenue from contracts with a New York State government agency for the years ended December 31, 2007 and 2006, respectively.

Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria, as defined, over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company recorded deferred revenue of $420,000 and $300,000 as of December 31 2007 and 2006, respectively.

Research and Development Costs—Research and development costs are expensed as incurred. Funds obtained from government agencies that represent a cost reimbursement activity are reflected as reductions of Research and Development expenses.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

There was no cumulative effect adjustment to retained earnings required related to the adoption of FIN 48. There were no unrecognized tax benefits at January 1, 2007, nor was there a change in unrecognized tax benefits during the year ended December 31, 2007. It is possible that the amount of unrecognized tax benefits could change in the next 12 months; however the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company recognizes accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. There was no accrued interest or penalties recognized as of January 1, 2007.

Use of Estimates—The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant estimates include the useful lives of the Company’s property and equipment, the life and realization of the Company’s capitalized costs associated with its patents and the Company’s valuation allowance associated with its deferred tax asset. Actual results could differ from those estimates.

Share-Based Compensation—Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Company follows the Securities and Exchange Commission (“the SEC”)’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

the provisions of SFAS 123(R). Share-based compensation expense for the years ended December 31, 2007 and 2006 was as follows:

	For the Year Ended December 31,
	2007	2006
Share-based compensation:
Selling, general and administrative	$2,502,161	$689,654
Research and development	1,587,884	651,460

Total share-based compensation	$4,090,045	$1,341,114

Loss Per Share—Loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Basic Earnings Per Share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Such common stock equivalents, including 2,502,158 options and 5,811,711 warrants have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the years ended December 31, 2007 and 2006.

Fair Value of Financial Instruments—The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of receivables, investments, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of notes payable and capital lease obligations are based on current rates offered to the Company and approximate fair value.

Derivative Stock Warrants—Certain terms in the convertible note and related documents issued on May 25, 2006 as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement, require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with No. SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and any changes in fair value reported as a gain or loss on derivative liabilities in the consolidated statement of operations. In the event of a change in control of the Company, the warrantholders have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. The Black-Scholes option-pricing model is used to estimate the warrant fair values. The liability on the balance sheet of $2.8 million at December 31, 2007 represents the amount of potential cash settlement due to the warrantholders in the event of a change in control.

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

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Discontinued Operations—In June 2005, the Company discontinued operations of DayStar Solar, LLC. The results of operations associated with this business, have been reported as discontinued operations in the accompanying consolidated statements of operations. The accompanying consolidated statements of cash flows include the effects of both continuing and discontinued operations.

Reclassifications—Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation. Such reclassifications had no impact on net loss.

Impact of Recently Issued Accounting Pronouncements—

SFAS No. 141 (revised 2007), “Business Combinations”. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, intellectual property research and development, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for the Company January 1, 2009. The Company is currently evaluating the impact of this new standard but currently does not anticipate a material impact on its consolidated financial statements as a result of the implementation of SFAS 141R.

SFAS No. 157, “Fair Value Measurements”. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The FASB issued FASB Staff Position (FSP) No. FAS 157-a, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which eliminated lease accounting from the scope of this standard. SFAS 157, as issued, is effective for fiscal years beginning after November 15, 2007. The FASB issued FASB Staff Position (FSP) No. FAS 157-b, Effective Date of FASB Statement No. 157, which delays the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company does not expect that the adoption of this statement for financial assets and liabilities, effective January 1, 2008, will have a material impact on its consolidated financial statements. The Company continues to evaluate the impact of adopting this statement for the nonfinancial items deferred until January 1, 2009.

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

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for the

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

Company January 1, 2009. The Company currently does not believe the adoption of SFAS 160 will have a material effect on its consolidated financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. In March 2008, The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company January 1, 2009. The Company is evaluating the impact of this new standard but currently does not anticipate a material impact on its consolidated financial statements as a result of the implementation of SFAS 161.

4.    Share-Based Compensation

Equity Incentive Plan—On June 19, 2006, the Company adopted an Equity Incentive Plan (the “2006 Plan”) to enable employees, outside directors and consultants to acquire an equity interest in the Company. Issuances under the 2006 Plan may be in the form of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights. The 2006 Plan reserves 17.5% (10,500,000 shares) of the Company’s authorized shares of common stock for issuance for these purposes. Issuances under the 2006 Plan are subject to the further restriction that the 2006 Plan Committee shall not award grants exceeding 17.5% (5,708,721 shares at December 31, 2007 and 1,369,142 shares at December 31, 2006) of the Company’s total issued and outstanding shares of Common Stock as of and including the grant. Under the 2006 Plan, the term of stock options shall not exceed ten years and incentive stock options shall not be granted with an exercise price of less than 100% of the fair market value of the common stock, and non-qualified stock options shall not be granted with an exercise price of less than 85% of the fair market value of the common stock, both measured at the time of grant.

Grants of incentive and non-qualified stock options, and restricted stock prior to June 19, 2006 were made from the Company’s original Equity Incentive Plan adopted in 2003 (the “2003 Plan”).

As discussed in Note 3, Significant Accounting Policies—Share-Based Compensation, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense associated with options for the year ended December 31, 2007 of $3,310,601 of which $1,283,920 was recorded to research and development and $2,026,681 to selling, general and administrative expenses. Share-based compensation expense associated with options for the year ended December 31, 2006 of $837,365 of which $392,576 was recorded to research and development and $444,789 to selling, general and administrative expenses. These expenses increased basic and diluted loss per share by $0.19 and $0.13 for the years ended December 31, 2007 and 2006, respectively.

The Black-Scholes option-pricing model was used to estimate the option fair values. This option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the period from the Company’s initial public offering through December 31, 2007, and further reviewed against industry comparables. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the period from the Company’s initial public offering through December 31, 2007. The expected option term was calculated using the “simplified” method permitted by SAB 107.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

The weighted average per share fair value of stock options granted during the years ended December 31, 2007 and 2006 was $3.58 and $6.93, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	December 31,
	2007	2006
Expected volatility	87 – 92%	80 – 88%
Risk-free interest rate	4.2 – 4.9%	4.7 – 5.1%
Expected dividends	$—	$—
Expected terms (in years)	5 – 6.25	6.25

The following table summarizes stock options outstanding and activity as of and for the years ended December 31, 2007 and 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	293,375	$8.04
Granted	264,250	$9.19
Forfeited	(56,807)	$9.65
Exercised	(16,435)	$2.19

Outstanding at December 31, 2006	484,383	$8.67	8.38	$106,173

Exercisable at December 31, 2006	157,404	$8.30	6.78	$67,913

Outstanding at January 1, 2007	484,383	$8.67
Granted	2,111,710	$4.70
Forfeited	(75,735)	$8.89
Exercised	(18,200)	$2.94

Outstanding at December 31, 2007	2,502,158	$5.36	9.32	$3,562,658

Exercisable at December 31, 2007	643,591	$6.52	8.70	$770,030

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise of all options exercised during the years ended December 31, 2007 and 2006 was $30,330 and $151,235, respectively. Cash received from stock options exercised during the years ended December 31, 2007 and 2006 was $51,076 and $36,750, respectively. The Company did not realize any tax deductions related to the exercise of stock options during the years ended December 31, 2007 and 2006. The Company will record such deductions to additional paid in capital when realized.

Total unrecognized share-based compensation expense from unvested stock options as of December 31, 2007 and 2006 was $4,882,403 and $2,203,058, respectively, which is expected to be recognized over a weighted average period of approximately 2.1 and 3.1 years, respectively.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock grants, of $779,444 and $485,458 for the years ended December 31, 2007 and 2006, respectively. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the years ended December 31, 2007 and 2006:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2006	38,750	$10.64
Granted	187,375	$10.86
Vested	(3,125)	$10.64
Forfeited	(10,313)	$10.64

Non-vested at December 31, 2006	212,687	$10.84

Granted	215,000	$4.21
Vested	(46,844)	$10.86
Forfeited	(18,562)	$9.15

Non-vested at December 31, 2007	362,281	$6.99

Total unrecognized share-based compensation expense from unvested restricted stock as of December 31, 2007 was $1,762,281 which is expected to be recognized over a weighted average period of approximately 2.2 years. Total unrecognized share-based compensation expense from unvested restricted stock as of December 31, 2006 was $1,912,572 which is expected to be recognized over a weighted average period of approximately 3.2 years.

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

On May 11, 2007, the Company amended and restated the purchase agreement to allow for the purchase of any monolithically integrated module and any other PV module product utilizing the Company’s CIGS technology.

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

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

On December 31, 2006, the Company amended and restated its agreement dated June 20, 2005 with MEG. Under the amendment, MEG will purchase DayStar’s TerraFoil and DayStar’s TerraFoil-SP on a graduated schedule based on production capacity, through 2008, with price based on a variable pricing mechanism, to be negotiated quarterly. The Company has suspended development of its TerraFoil-SP and TerraFoil solar cells, and therefore does not currently anticipate making any deliveries under this agreement.

6.    Property and Equipment:

Property and equipment is summarized as follows:

December 31, 2007
Leasehold improvements	$2,539,562
Machinery and equipment	10,323,366
Office furniture and equipment	1,173,036
Construction in progress	875,057

14,911,021
Less accumulated depreciation and amortization	(5,774,823)

Property and equipment, net	$9,136,198

Depreciation and amortization expense of property and equipment for the years ended December 31, 2007 and 2006 was $3,009,609 and $1,755,395, respectively.

7.    Commitments and Contingencies:

Operating Leases— The Company has a long-term lease for approximately 50,000 square feet of factory and office space in Santa Clara, California. The lease expires in August 2010. The Company also has long-term operating leases for both office and manufacturing space in Halfmoon, New York. The non-cancelable facility leases expire in June 2009. The Company also leases certain office equipment with terms ranging from three to five years.

Rent expense for all operating leases for the years ended December 31, 2007 and 2006 was $591,916 and $428,596, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2007, are as follows:

Year Ending December 31,	Amount
2008	$366,347
2009	304,849
2010	172,368
2011	—
2012	—

Total	$843,564

Litigation—The Company is from time to time subject to routine litigation incidental to its business. As of the date of the financial statements, no such litigation is pending.

Capital Commitments—At December 31, 2007, the Company had outstanding approximately $1.5 million of purchase orders for equipment. The equipment is expected to be received during the year ending December 31, 2008.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

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

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

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

	Convertible Note			Payments				Non-Cash Expenses
	Principal	Interest	Total	Cash	Stock		Total	Loss on Extinguish- ment	Amorti- zation of Note Discount and Financing Costs	Restruc- turing
Balance, January 1, 2007	$8,547,556	$209,860	$8,757,416	$—	$—		$—	$—	$—	$—
Activity through 1/19/07	—	33,371	33,371	—	—		—	—	278,415	—
Payment to Original Note Holder, 1/19/07	(2,483,289)	(243,231)	(2,726,520)	1,500,000	2,569,529	(1)	4,069,529	1,343,009	—	—
Issuance of 317,394 Class A Warrants to Original Note Holder (2)	—	—	—	—	—		—	722,191	—	—

Balance, January 19, 2007 — Acquired by Buyer	$6,064,267	$—	$6,064,267	$1,500,000	$2,569,529		$4,069,529	$2,065,200	$278,415	$—

(1)	400,000 shares at $3.32 per share, 425,181 shares at $2.92 per share
(2)	Agreement to issue this warrant was entered into January 19, 2007; Actual warrant was issued on February 16, 2007

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

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

issued 3,050,203 shares of common stock to the Buyer in full payment of outstanding principal and accrued interest on the Note. In addition, the Company issued 2,500,000 shares of common stock at $2.00 per share to the New Investors which generated gross proceeds of $5,000,000.

The restructuring of the Note and its conversion to common stock resulted in significant non-cash charges on the Company’s Consolidated Statement of Operations during the year ended December 31, 2007. In addition to the excess consideration provided to the Original Note Holder discussed above, upon conversion of the outstanding principal and accrued interest on the Note, the Company charged to expense, the unamortized note discount of $1,307,081 and deferred financing costs of $270,290, totaling $1,577,371. The fair market value (closing price on the date of the Note Terms Agreement) of the 3,050,203 shares of common stock issued to the Buyer was $10,126,674, representing full payment of the outstanding principal and accrued interest on the Note of $6,100,405, resulted in a non-cash charge to Loss on Extinguishment of Debt of $4,026,269. Financing costs related to this transaction totaled approximately $2.2 million, primarily due to placement fees of approximately $2.1 million, which were paid in shares of common stock.

The following summarizes the remaining activity for the convertible note and related deferred financing costs through February 16, 2007, the date of conversion of the Note into equity.

	Convertible Note			Payments				Non-Cash Expenses
	Principal	Interest	Total	Cash	Stock		Total	Loss on Extinguish- ment	Amorti- zation of Note Discount and Financing Costs	Restruc- turing
Balance / Totals, January 19, 2007	$6,064,267	$—	$6,064,267	$1,500,000	$2,569,529		$4,069,529	$2,065,200	$278,415	$—
Activity 1/19 – 2/16/07	—	36,138	36,138	—	—		—	—	1,298,956	—
Conversion of Note to Common Stock, 2/16/07	(6,064,267)	(36,138)	(6,100,405)	—	10,126,674	(1)	10,126,674	4,026,269	—	—
Fees Paid to Investment Banker	—	—	—	100,000	2,397,668	(2)	2,497,668	—	2,057,068	340,600

Balance / Totals February 16, 2007	$—	$—	$—	$1,600,000	$15,093,871		$16,693,871	$6,091,469	$3,634,439	$340,600

(1)	3,050,203 shares at $3.32 per share
(2)	457,571 shares at $5.24 per share

Warrant Liability

The Company is accounting for the free-standing warrants, issued in connection with the Note, as derivative liabilities in accordance with SFAS 133, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”, due to the potential for cash settlement. In the event of a change in control of the Company, the warrantholders have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. The warrant liabilities are adjusted to their fair value at the end of each reporting period, using the Black-Scholes model, with the change in fair value reported as gain or loss on derivative liabilities. The liability on the balance sheet at December 31, 2007 represents the amount of potential cash settlement due to the warrantholders in the event of a change in control.

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

The warrants had an exercise price of $12.65 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by the Company at a price below the exercise price. The warrants are exercisable at any time through May 26, 2011. On February 16, 2007, the Company issued 317,394 Class A Warrants pursuant to the restructuring and sale of the Note. These warrants have an exercise price of $2.00, which according to the Warrant Agreements reduced the exercise of all Class A Warrants to the Original Note Holder to $2.00. During the year ended December 31, 2007, 500,000 Class A Warrants were exercised which generated $1,000,000 in gross proceeds to the Company.

The stock warrant liability is summarized as follows:

Stock Warrant Liability
Balance, December 31, 2006	$1,344,004
Grants (317,394 shares)	722,191
Exercises (500,000 shares)	(2,123,242)
Change in fair value	2,828,137

Balance, December 31, 2007	$2,771,090

9.    Capital Lease Obligations:

The Company leases certain equipment under agreements classified as capital leases. Equipment under these leases has a cost of $280,058 and accumulated depreciation of $262,714 at December 31, 2007. Depreciation expense for capital leases for the years ended December 31, 2007 and 2006 was $36,364 and $43,274, respectively.

Future minimum lease payments under capital leases as of December 31, 2007 are as follows:

Year Ending December 31,	Amount
2008	$18,040
2009	4,972

Total future minimum lease payments	23,012
Less amount representing interest	(1,658)

Present value of net minimum lease payments	21,354
Less current portion	(16,524)

Long-term portion of capital leases	$4,830

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

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

The principal amount of future maturities of notes payable as of December 31, 2007 are as follows:

Year Ending December 31,	Amount
2008	$158,472
2009	167,153

Total	$325,625

On June 15, 2007, the Company entered into a series of agreements with the Buyer, including a secured fixed-rate note in the aggregate principal amount of $4,000,000 and related security agreements. A portion of the note was subsequently assigned to one of the New Investors and the note was held by two significant shareholders of the Company’s common stock. See Note 8.

On September 14, 2007, the Company entered into an amended and restated loan agreement pursuant to which the Buyer provided an additional $5,000,000 of loan proceeds to the Company, bringing the aggregate outstanding principal balance on the note to $9,000,000. The Company paid interest on the unpaid principal amount of the note at a rate of 10% per annum, payable monthly in cash. The note was due in full on December 15, 2007 and could be prepaid at any time. The Company was required to pay all outstanding principal at a premium of 102% plus all accrued and unpaid interest at the time of payment. The note was secured by a lien on all of the Company’s assets.

On October 31, 2007, the Company used $9.2 million of proceeds from its public offering to repay in full the outstanding principal plus all accrued interest on the note. Upon repayment of the note principal and accrued interest, the Company was released from all liens associated with the note.

11.    Stockholders’ Equity:

Preferred Stock—The Company has authorized 3,000,000 shares of undesignated preferred stock. As of December 31, 2007, no shares have been designated or issued. The preferred stock may be issued in series with such preferences as determined by the board of directors.

Common Stock—The Company has authorized 60,000,000 shares of common stock. As of December 31, 2007, 32,621,262 shares have been issued and were outstanding.

Class A public warrants—As of December 31, 2007, there were no Class A public warrants for the purchase of common stock outstanding.

Class B public warrants—As of December 31, 2007, 5,113,453 Class B public warrants for the purchase of common stock were outstanding. The exercise price of a Class B public warrant is $10.00. The Class B public warrants expire on February 11, 2009, the fifth anniversary of the completion of the initial public offering. The Company does not have the right to redeem the Class B public warrants.

Representative warrants— As of December 31, 2007, 8,192 warrants issued to underwriters in connection with the initial public offering were outstanding. Each warrant gives the holder the right to purchase one unit for $6.00. A unit consists of one share of common stock, two Class B non-redeemable public warrants, and that number of shares of common stock that would have been issuable upon cashless exercise of the Class A public warrants.

Class A warrants— As of December 31, 2007, 600,003 Class A Warrants were outstanding. On May 25, 2006, the Company issued 782,609 Class A Warrants pursuant to a private placement offering, and each provides

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

the holder the right to purchase one share of common stock. The Class A Warrants had an exercise price of $12.65 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by the Company at a price below the then current exercise price. On February 16, 2007, the Company issued 317,394 Class A Warrants pursuant to the restructuring and sale of the Note (See Note 8). These Class A Warrants have an exercise price of $2.00 thus reducing the exercise price of all Class A Warrants to $2.00. During the year ended December 31, 2007, 500,000 Class A Warrants were exercised which generated $1,000,000 in gross proceeds to the Company. The fair value of these Class A Warrants, calculated using the Black-Scholes pricing model, was recorded as a derivative liability on the issuance date. As such, the liability is adjusted to fair market value, using the Black-Scholes pricing model, at the end of each reporting period.

Consultant warrants— As of December 31, 2007, 65,487 Consultant warrants were outstanding. There were no Consultant warrants granted during the year ended December 31, 2007. Of the outstanding Consultant warrants, 39,400 were granted in prior years under contracts with certain consultants for services rendered to the Company of which 19,400 contain an exercise price of $3.00 and 20,000 contain an exercise price of $7.50.

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

12.    Employee Benefit Plans:

The Company offers a savings and retirement plan under section 401(k) of the Internal Revenue Code to eligible employees meeting certain age and service requirements. The plan permits employees to contribute up to 85% of their salary up to the maximum allowable under Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions and actual earnings thereon. The Company did not make matching contributions to the plan for the years ended December 31, 2007 and 2006.

13.    Income Taxes:

Deferred tax assets related to the Company’s operations are comprised of the following at December 31, 2007:

Deferred tax assets:
Current—
Salary related accruals	$90,000
Non-Current—
Equity-based compensation	145,000
Tax effect of net operating loss carryforward	20,130,000
Tax effect of federal and state tax credit carryforwards	1,640,000
Deferred Revenue	160,000
Long-lived assets	20,000

Total deferred tax assets	22,185,000
Less valuation allowance	(22,185,000)

Net deferred tax assets	$—

DAYSTAR TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE ENTERPRISE)

The valuation allowance increased by $9,140,000 and $7,013,000 for the years ended December 31, 2007 and December 31, 2006, respectively.

At December 31, 2007 and 2006, the Company had a net operating loss carryforward of approximately $51,600,000 and $30,000,000, respectively. The net operating loss carryforward, if not utilized to reduce taxable income in future periods, will expire in the years 2012 through 2027. At December 31, 2007 and 2006, the Company had federal and state tax credit carryforwards of approximately $1,600,000 and $1,000,000, respectively. Federal tax credits of approximately $1,100,000, if not utilized, will expire in the years 2023 through 2027. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. As a result of the initial public offering and certain subsequent equity transactions, a significant ownership change may have occurred.

Total income tax expense for the year ended December 31, 2007 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

Statutory rate	(34.0)%
State income taxes, net of Federal income tax benefit	(3.0)
Permanent tax differences	14.0
Tax credits	(2.0)
Increase in valuation allowance	25.0

—%

14.	Subsequent Events:

Subsequent to December 31, 2007, the Company has issued to employees and directors, 210,000 shares of restricted stock as well as 626,476 options to purchase common stock.

Item 27.	Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Form of Common Stock Certificate

4.2(3)	Form of Class A Public Warrant

4.3(3)	Form of Class B Public Warrant

4.4(3)	Form of Unit Certificate

4.5(3)	Form of Warrant Agent Agreement

4.6(3)	Form of Representative’s Warrant

10.1(4)	Registration Rights Agreement by and between the Company and Castlerigg Master Investments Ltd., dated January 19, 2007

10.2(4)	Registration Rights Agreement by and between the Company and LC Capital Master Fund, Ltd., dated January 19, 2007

10.3(4)	Registration Rights Agreement by and among the Company, Millennium Partners, L.P., Phoenix Partners, LP, Phoenix Partners II, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated January 19, 2007

10.4(4)	Class A Warrant to purchase shares of common stock issued to Castlerigg Master Investments Ltd. on January 19, 2007

10.5*(5)	First Amendment to Employment Agreement by and between the Company and Stephan J. DeLuca, dated January 22, 2007

10.6(6)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated October 6, 2006

10.7(3)	Form of Indemnification Agreement by and between the Company and its directors

10.8(3)	Form of Indemnification Agreement by and between the Company and its officers

10.9(3)	Form of Employee Notice of Stock Option Grant related to 2003 Equity Incentive Plan

10.10(3)	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan

10.11*(7)	Employment Agreement by and between the Company and Steven Aragon, dated June 1, 2004

10.12(7)	Agreement by and between the Company and New York State Energy Research and Development Authority, dated December 2, 2004

10.13(8)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated May 11, 2007

10.14*(9)	Employment Agreement by and between the Company and Ratson Morad, dated February 19, 2008

10.15*(10)	Employment Agreement by and between the Company and Steven Aragon, dated April 1, 2006

10.16*(10)	Employment Agreement by and between the Company and Terence Schulyer dated April 3, 2006

10.17*(10)	Employment Agreement with Robert Weiss dated April 3, 2006

II-1

Exhibit Number	Exhibit Title
10.18(11)	Second Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners LP, Phoenix Partners, L.P., Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated August 3, 2007

10.19(11)	Second Amendment to the Registration Rights Agreement by and between the Company and LC Capital Master Fund, Ltd., dated August 3, 2007

10.20(12)	2006 Equity Incentive Plan

10.21(12)	Form of Employee Stock Option Agreement related to 2006 Equity Incentive Plan

10.22(12)	Form of Employee Restricted Stock Issuance Agreement related to 2006 Equity Incentive Plan

10.23(13)	Lease Agreement between Registrant and Sitterly Associates, LLC dated May 25, 2004

10.24(13)	Lease Agreement between Registrant and Sitcon, LLC dated April 6, 2006

10.25(13)	Lease Agreement between Registrant and Coronado Stender Associates, LLC dated February 24, 2006

23.1	Consent of Hein & Associates LLP

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 25, 2006.
(3)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 26, 2007.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 18, 2005.
(8)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2007.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 25, 2008.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 7, 2006.
(11)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2007.
(12)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on October 1, 2007.
(13)	Incorporated by reference to our Annual Report on Form 10K-SB filed with the SEC on March 1, 2007.

II-2