Form 10-Q
period 2008-03-31
DAYSTAR TECHNOLOGIES INC
filed 2008-05-05
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File No. 000-50508

DayStar Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	84-1390053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2972 Stender Way Santa Clara, California 95054	(408) 907-4600
(Address of principal executive offices)	(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 2, 2008
Common Stock par value $0.01 per share	33,117,012

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2008

Part I – Financial Information

Item 1. Financial Statements

Balance Sheets—As of March 31, 2008 (unaudited) and December 31, 2007	3

Statements of Operations—For the Three Months Ended March 31, 2008 and 2007 and For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2008 (unaudited)	4

Statement of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2008 (unaudited)	5

Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 and For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2008 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 4. Controls and Procedures	16

PART II – Other Information

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	16

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$41,132,476	$61,365,559
Investments	15,129,317	—
Other current assets	395,173	666,511

Total current assets	56,656,966	62,032,070
Property and Equipment, at cost	15,869,547	14,911,021
Less accumulated depreciation and amortization	(6,524,818)	(5,774,823)

Net property and equipment	9,344,729	9,136,198

Other Assets	58,041	72,427

Total Assets	$66,059,736	$71,240,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,158,086	$2,622,968
Notes and capital leases payable, current portion	176,551	174,996

Total current liabilities	2,334,637	2,797,964
Long-Term Liabilities:
Notes and capital leases payable	124,755	171,983
Deferred revenue	420,000	420,000
Stock warrants	980,065	2,771,090

Total long-term liabilities	1,524,820	3,363,073
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 32,817,012 and 32,621,262 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	328,170	326,213
Additional paid-in capital	136,887,969	135,387,049
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(64,972,710)	(60,488,213)
Accumulated other comprehensive income	102,241	—

Total stockholders’ equity	62,200,279	65,079,658

Total Liabilities and Stockholders’ Equity	$66,059,736	$71,240,695

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to March 31, 2008
	2008	2007
Revenue:
Product revenue	$—	$—	$3,528
Research and development contract revenue	—	—	615,000

Total revenue	—	—	618,528
Costs and Expenses:
Research and development	2,980,223	2,293,632	25,559,926
Selling, general and administrative	2,737,286	1,401,079	17,285,820
Restructuring	—	1,382,801	3,280,051
Depreciation and amortization	753,947	694,391	5,893,899

Total costs and expenses	6,471,456	5,771,903	52,019,696
Other Income (Expense):
Other income	208,385	43,214	2,108,590
Interest expense	(12,451)	(88,058)	(2,314,007)
Amortization of note discount and financing costs	—	(3,800,588)	(8,923,945)
Gain (loss) on derivative liabilities	1,791,025	(2,206,754)	1,655,003
Loss on extinguishment of debt	—	(6,091,469)	(6,091,469)

Total other income (expense)	1,986,959	(12,143,655)	(13,565,828)

Loss from Continuing Operations	(4,484,497)	(17,915,558)	(64,966,996)
Loss from discontinued operations of DayStar Solar, LLC	—	—	(5,714)

Net Loss	$(4,484,497)	$(17,915,558)	$(64,972,710)

Weighted Average Common Shares Outstanding (Basic And Diluted)	32,760,465	12,570,489

Net Loss Per Share (Basic and Diluted)	$(0.14)	$(1.43)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO MARCH 31, 2008

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	5,083,258	$50,833	29,000	$290	$22,443,181	$(110,770)	$—	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 -12/05 at $6.00—$8.25 per share	1,190,748	11,907	—	—	7,208,295	—	—	—	—	7,220,202
Conversion of Class B common stock	58,000	580	(29,000)	(290)	(290)	—	—	—	—	—
Share-based compensation	38,750	388	—	—	411,912	(292,940)	—	—	—	119,360
Net loss	—	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	6,370,756	63,708	—	—	30,063,098	(403,710)	—	(10,145,391)	(3,904,151)	15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $2.06—$7.50 per share	132,815	1,328	—	—	670,544	—	—	—	—	671,872
Share-based compensation	177,062	1,771	—	—	1,320,949	—	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 -12/06	1,143,036	11,430	—	—	7,366,729	—	—	—	—	7,378,159
Warrants issued for placement of convertible note at $5.38 per share	—	—	—	—	140,419	—	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	7,823,669	$78,237	—	$—	$40,381,871	$—	$—	$(10,145,391)	$(24,345,352)	$5,969,365
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $2.00—$3.45 per share	518,200	5,182	—	—	3,169,135	—	—	—	—	3,174,317
Share-based compensation	196,438	1,965	—	—	4,088,080	—	—	—	—	4,090,045
Issuance of shares pursuant to offering, 2/07 at $2.00 per share	2,500,000	25,000	—	—	4,975,000	—	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $4.25 per share, net of offering costs	17,250,000	172,500	—	—	67,722,418	—	—	—	—	67,894,918
Shares issued in payment of principal and interest on convertible note, 1/07 at $1.49 per share and 2/07 at $2.00 per share	3,875,384	38,754	—	—	7,288,171	—	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $2.00 per share	457,571	4,575	—	—	2,393,096	—	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

BALANCES, December 31, 2007	32,621,262	$326,213	—	$—	$135,387,049	$—	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Share-based compensation	195,750	1,957	—	—	1,500,920	—	—	—	—	1,502,877
Other comprehensive income – unrealized gain on available for sale securities	—	—	—	—	—	—	102,241	—	—	102,241
Net loss	—	—	—	—	—	—	—	—	(4,484,497)	(4,484,497)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(4,382,256)

BALANCES, March 31, 2008	32,817,012	$328,170	—	$—	$136,887,969	$—	$102,241	$(10,145,391)	$(64,972,710)	$62,200,279

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to March 31, 2008
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(4,484,497)	$(17,915,558)	$(64,972,710)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	753,947	694,391	5,893,899
Share-based compensation	1,502,877	320,579	7,173,056
Non-cash interest	—	279,370	1,605,084
Amortization of note discount and non-cash financing costs	—	3,634,439	8,382,245
(Gain) loss on derivative liabilities	(1,791,025)	2,206,754	(1,655,003)
Shares issued for restructuring	—	340,600	1,278,253
Loss on extinguishment of debt	—	6,091,469	6,091,469
Changes in operating assets and liabilities:
Receivables	—	(289)	—
Other assets	284,838	2,786,105	(345,073)
Accounts payable and accrued expenses	(463,130)	(964,120)	1,867,093
Deferred revenue	(1,752)	(1,750)	218,199

Net cash used in operating activities	(4,198,742)	(2,528,010)	(34,463,488)
Cash Flows from Investing Activities:
Purchase of investments	(18,177,076)	—	(35,834,808)
Proceeds from sale of investments	3,150,000	—	21,512,973
Purchase of equipment and improvements	(961,592)	(101,034)	(13,037,862)
Proceeds from sale of assets	—	—	3,120

Net cash used in investing activities	(15,988,668)	(101,034)	(27,356,577)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	5,000,000	78,312,500
Proceeds from issuance of notes	—	—	24,000,000
Payments on notes and capital leases	(45,673)	(1,518,700)	(11,194,004)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	—	426,198	8,805,096

Net cash provided by (used in) financing activities	(45,673)	3,907,498	93,581,213

(Decrease) increase in cash and cash equivalents	(20,233,083)	1,278,454	31,761,148
Cash and cash equivalents, beginning of period	61,365,559	2,860,719	9,371,328

Cash and cash equivalents, end of period	$41,132,476	$4,139,173	$41,132,476

Supplemental Cash Flow Information:
Cash paid for interest	$12,451	$—

Non-Cash Transactions:
Principal payments on convertible note, in common stock	$—	$7,047,556

Warrants issued for placement of convertible note	$—	$2,057,071

Reclassification of warrant liability upon exercise of warrants	$—	$762,742

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations:

DayStar Technologies, Inc. (the “Company”) is a development stage enterprise that was formed in 1997 for the purpose of developing, manufacturing and marketing innovative products to the photovoltaic industry. From its inception, the Company has focused primarily on thin-film copper indium gallium selenide (“CIGS”) solar products.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at March 31, 2008 and the results of its operations and its cash flows for the three months ended March 31, 2008 and 2007 and for the period from July 1, 2005 (Inception of the Development Stage) to March 31, 2008.

2. Liquidity and Future Operations:

The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $4.5 million for the three months ended March 31, 2008. The Company anticipates it will continue to incur losses in the future as it enters commercialization of its products. Commercialization activities will require significant capital expenditures related to the manufacture of a 25 Megawatt (“MW”) production line including the purchase of third-party equipment, build-out of the facilities that will house such equipment, as well as the associated development and administrative costs. In order to fund the costs associated with such development, during the fourth quarter of 2007, the Company completed a registered public offering in which it sold 17,250,000 shares of its common stock at $4.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the estimated fees and expenses of the offering. Upon receipt of the proceeds from the offering, the Company re-paid in full $9.2 million of existing indebtedness. The Company is using the remaining net proceeds from this offering to engineer-to-scale and manufacture its proprietary deposition tool for construction of a 25MW manufacturing line, working capital and other general corporate purposes.

The Company’s current business plans include expenditures to continue the development and expansion of its current manufacturing production capability. These activities require the Company to add employees, purchase production equipment, build-out manufacturing facilities, and design and manufacture prototype deposition equipment.

A substantial portion of the funds from the offering are being used towards the construction of the 25MW line in 2008. First commercial shipments from this line are currently expected to be made in the third quarter of 2009. We believe that the net proceeds of this offering plus anticipated equipment financing will provide sufficient funds to construct the initial 25MW manufacturing line. In order to achieve profitability, however, the Company may have to expand its manufacturing capacity beyond the initial 25MW manufacturing line. Expanding its manufacturing capacity from the initial 25MW line will require substantial funds beyond those currently on hand. The Company believes that engineering-to-scale the commercial grade proprietary deposition tool, combined with the successful construction of the initial 25MW manufacturing line and the commercialization of its product will facilitate its ability to secure additional financing. Such financing may not be available to the Company on terms that are acceptable to it, if at all, and any new equity financing may be dilutive to stockholders. A wide variety of factors relating to the Company and external conditions could adversely affect its ability to secure additional funding to expand manufacturing capacity and the terms of any funding that it secures.

3. Significant Accounting Policies:

Cash & Cash Equivalents—The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are maintained with major financial institutions within the United States and at times the balances with these institutions exceed the amount of federal insurance coverage on such deposits.

Investments—The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of securities at the time of purchase. All securities held as of March 31, 2008 consisted of short-term Treasury Notes and Bills and are classified as available-for-sale. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet. Realized gains and losses on sales of all such securities, computed using the specific identification cost method, are included in other income and expenses. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established.

Property and Equipment—Property and equipment is stated at cost. Depreciation is computed using straight-line and an accelerated method over estimated useful lives of 3 to 7 years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

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

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria, as defined, over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company recorded deferred revenue of $420,000 as of March 31 2008.

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

There was no cumulative effect adjustment to retained earnings required related to the adoption of FIN 48. There were no unrecognized tax benefits at March 31, 2008. It is possible that the amount of unrecognized tax benefits could change in the next 12 months; however the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company recognizes accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. There was no accrued interest or penalties recognized as of March 31, 2008.

Share-Based Compensation—Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Company follows the Securities and Exchange Commission (“the SEC”)’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), as amended by SAB 110, which provide supplemental SFAS 123(R) application guidance based on the views of the SEC. The Company estimates the expected term, which represents the period of time from the grant date that the Company expects its stock options to remain outstanding, using the simplified method as permitted by SAB 107 and SAB 110. Under this method, the expected term is estimated as the mid-point between the time the options vest and their contractual terms. The Company continues to apply the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms due to the limited period of time its equity shares have been publicly traded and the limited number of its options which have so far vested and become eligible for exercise.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in the Company’s Statements of Operations for the three months ended March 31, 2008 and 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense for the three months ended March 31, 2008 and 2007 was as follows:

	For the Three Months Ended March 31,
	2008	2007
Share-based compensation:
Selling, general and administrative	$1,125,262	$151,200
Research and development	377,615	169,426

Total share-based compensation	$1,502,877	$320,626

During the three months ended March 31, 2008, the Company granted options to purchase 626,476 shares of common stock at prices ranging from $3.65 to $6.53 per share, all with a contractual life of ten years. Options to purchase 624,566 shares of common stock were forfeited during the three months ended March 31, 2008. Additionally, there were 210,000 shares of restricted stock granted and 14,250 shares of restricted stock forfeited during the three months ended March 31, 2008.

Subsequent to March 31, 2008, the Company has issued to employees and directors, 300,000 shares of restricted stock as well as 1,191,525 options to purchase common stock.

Comprehensive Income (Loss)—Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income (loss) and its components as part of the financial statements. Accumulated other comprehensive income as of March 31, 2008 of $102,241, represents unrealized gains on available-for-sale securities.

The changes in other comprehensive income for the three months ended March 31, 2008 and 2007 were as follows,:

	For the Three Months Ended March 31,
	2008	2007
Net loss	$(4,484,497)	$(17,915,558)
Change in net unrealized gain on available-for-sale securities	102,241	—

Comprehensive loss	$(4,382,256)	$(17,915,558)

Derivative Stock Warrants—The Company is accounting for free-standing warrants issued in May 2006 and February 2007 in connection with a convertible note, as derivative liabilities in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”, due to the potential for cash settlement. In the event of a change in control of the Company, warrant holders having the right to purchase 600,003 shares of the Company’s common stock would have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. Therefore, in accordance with SFAS 133, the warrant liabilities are adjusted to their fair value at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the warrants and the change in fair value each period is reported as gain or loss on derivative liabilities. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the value of the Company’s common stock on the NASDAQ Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the value of the Company’s common stock on the NASDAQ Capital Market.

The liability on the balance sheet at March 31, 2008 represents the amount of potential cash settlement due to the warrant holders in the event of a change in control, and the change in the liability since December 31, 2007 is summarized as follows:

Stock Warrant Liability
Balance, December 31, 2007	$2,771,090
Change in fair value	(1,791,025)

Balance, March 31, 2008	$980,065

Reclassifications—Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation. Such reclassifications had no impact on net loss.

Impact of Recently Issued Accounting Pronouncements –

SFAS No. 141 (revised 2007), “Business Combinations”. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, intellectual property research and development, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for the Company January 1, 2009. The Company is currently evaluating the impact of this new standard but currently does not anticipate a material impact on its financial statements as a result of the implementation of SFAS 141R.

SFAS No. 157, “Fair Value Measurements”. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:.

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$38,323,777	$—	$—	$38,323,777
U.S. Treasury obligations	15,129,317	—	—	15,129,317

	$53,453,094	$—	$—	$53,453,094

Financial liabilities:
Derivative stock warrants	$—	$980,065	$—	$980,065

The adoption of this statement for financial assets and liabilities, effective January 1, 2008, did not have a material impact on the Company’s financial statements. The Company continues to evaluate the impact of adopting this statement for the nonfinancial items deferred until January 1, 2009.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The Company adopted SFAS 159 on January 1, 2008. The impact of this new standard did not have a material impact on its financial statements.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for the Company January 1, 2009. The Company currently does not believe the adoption of SFAS 160 will have a material effect on its financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. In March 2008, The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company January 1, 2009. The Company is evaluating the impact of this new standard but currently does not anticipate a material impact on its financial statements as a result of the implementation of SFAS 161.

4. Investments

The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of securities at the time of purchase. All securities held as of March 31, 2008 consisted of short-term Treasury Notes and Bills and are classified as available-for-sale. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet. Realized gains and losses on sales of all such securities, computed using the specific identification cost method, are included in other income and expenses. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established.

A summary of available-for-sale securities as of March 31, 2008 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$15,027,076	$102,241	$—	$15,129,317

5. Subsequent Events:

On April 29, 2008, the Company signed a 10-year lease for approximately 144,000 square feet of manufacturing and office space in Newark, California. The lease will commence at or about September 1, 2008 and the initial term of the lease expires on August 31, 2018. The Company has two options to extend the lease by five years each at the completion of the initial term. The total minimum rental obligation over the initial term of the lease is approximately $17.5 million and the lease will be accounted for as an operating lease.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-KSB filed on March 31, 2008.

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

We intend to manufacture monolithically integrated CIGS-on-glass modules to address near-term market opportunities, including grid-tied centralized utility markets, as well as grid-tied decentralized markets. We intend to begin installation of a 25 megawatt, or MW, manufacturing line in 2008, with commercial shipments beginning in 2009. To facilitate our entry into the addressable solar PV market, we have entered into a contract with Blitzstrom GmbH, one of the world’s leading thin film solar PV integrators, that commits Blitzstrom to purchase a minimum of 50% of our production through 2011, subject to these products meeting defined performance criteria. We have also signed a Letter of Intent with juwi Solar, who is interested in purchasing up to 25% of our production through 2011. In the future, we may seek to develop CIGS on foil packaged in flexible format for the emerging building integrated photovoltaic, or BIPV, markets.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosures. A summary of those accounting policies can be found in the notes to the financial statements set forth in our Annual Report on Form 10-KSB. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

Investments. We account for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of securities at the time of purchase. All securities held as of March 31, 2008 consisted of short-term Treasury Notes and Bills and are classified as available-for-sale. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet. Realized gains and losses on sales of all such securities, computed using the specific identification cost method, are included in other income and expenses. We evaluate declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established.

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

Since inception of the development stage on July 1, 2005, our principal source of revenue has been from government funded research and development contracts and grants. Grant revenue is recognized when we fulfill obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require us to maintain specified employment criteria over a five year period. If we fail to meet the specified criteria, we must repay the unearned portion of the grant. As a result, we recorded deferred revenue of $420,000 as of March 31, 2008.

Property and Equipment. Property and equipment is stated at cost. Depreciation is computed using straight-line and an accelerated method over estimated useful lives of three to seven years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

Share-Based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment(SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, we follow the SEC’s Staff Accounting Bulletin No. 107 “Share-Based Payment,” as amended by SAB 110, which provide supplemental SFAS 123(R) application guidance based on the views of the SEC. We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in our statements of operations for the three months ended March 31, 2008 and 2007 included (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Derivative Stock Warrants. Certain terms in the convertible note (“Note”) and related documents issued on May 25, 2006, as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” and any changes in fair value reported as a gain or loss on derivative liabilities in our statement of operations. The Black-Scholes option-pricing model is used to estimate the warrant fair values. Upon a change of control of our company, warrant holders having the right to purchase 600,003 shares of common stock would have the right to require us to repurchase the warrants from them at a purchase price equal to the Black-Scholes value of the unexercised portion of the warrants. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the sales price of our common stock on the NASDAQ Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the sales price of our common stock on the NASDAQ Capital Market.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Certain reclassifications have been made to the 2007 financial information to conform to the 2008 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $2,980,223 for the three months ended March 31, 2008 compared to $2,293,632 for the three months ended March 31, 2007, an increase of $686,591 or 30%. These expenses increased primarily due to the ramp up of development efforts for our monolithically integrated CIGS-on-glass modules and the manufacturing processes we will utilize for this product. We have hired certain key individuals required for such development efforts as we move toward commercialization of our products. As such, we experienced an increase in personnel-related costs, including share-based compensation, as well as an overall increase in operational expenses in this area.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2,737,286 for the three months ended March 31, 2008 compared to $1,401,079 for the three months ended March 31, 2007, an increase of $1,336,207 or 95%. Selling, general and administrative expenses increased in support of the overall increase in personnel and operational efforts as we ramp up development efforts of our product and manufacturing processes. We experienced an overall increase in personnel costs during the first quarter of 2008 as compared with the same period in 2007, including an increase of approximately $1.0 million in share-based compensation provided to selling, general and administrative personnel.

Restructuring. There were no restructuring expenses for the three months ended March 31, 2008. There were $1,382,801 in restructuring expenses for the three months ended March 31, 2007. The expenses in 2007 primarily relate to professional fees and other expenses associated with the restructuring and ultimate conversion to equity of a $15 million convertible note issued in 2006 (the “Note”).

Depreciation and amortization expenses. Depreciation and amortization expenses were $753,947 for the three months ended March 31, 2008 compared to $694,391 for the three months ended March 31, 2007, an increase of $59,556. Depreciation and amortization expenses increased primarily as a result of the overall increase in property and equipment utilized in operations and development of our CIGS PV products and manufacturing technologies to produce such products.

Other income. Other income was $208,385 for the three months ended March 31, 2008 compared to $43,214 for the three months ended March 31, 2007, an increase of $165,171. We experienced a significant increase in cash with the completion of a secondary offering in the fourth quarter of 2007. The increase in cash as well as the investment of a portion of the proceeds in U.S. Treasury obligations, resulted in an increase in interest income during the first quarter of 2008 as compared with the first quarter of 2007.

Interest expense. Interest expense was $12,451 for the three months ended March 31, 2008 compared to $88,058 for the three months ended March 31, 2007, a decrease of $75,607. The decrease in interest expense was primarily due to the restructuring and conversion to equity in the first quarter of 2007, of the Note.

Amortization of note discount and financing costs. There was no amortization of note discount and deferred financing costs for the three months ended March 31, 2008. Amortization of note discount and financing costs was $3,800,588 for the three months ended March 31, 2007. The Note contained a beneficial conversion feature as well as warrants issued to the original holder of the Note. The aggregate fair value of the conversion feature and warrants represented a discount to the Note, totaling $5.3 million and was amortized using the effective interest method over the life of the Note. The financing costs related to the Note were capitalized and amortized over the life of the Note as well. As the Note was converted to common stock during the first quarter of 2007, all unamortized note discount and remaining deferred financing costs at the time of the conversion were expensed.

Gain (loss)on derivative liabilities. Gain on derivative liabilities was $1,791,025 for the three months ended March 31, 2008 compared to a loss on derivative liabilities of $2,206,754 for the three months ended March 31, 2007. The warrants issued in conjunction with the Note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the warrant liability and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the warrant liability and a loss on derivative liabilities. During the three months ended March 31, 2008, our common stock price decreased which caused a reduction in the fair value of the warrant liability. This resulted in a gain on derivative liabilities of $1,791,025.Our stock price increased during the three months ended March 31, 2007, which resulted in a loss on derivative liabilities of $2,206,754.

Loss on extinguishment of debt. There was no loss on extinguishment of debt for the three months ended March 31, 2008. There was a loss of $6,091,469 for the three months ended March 31, 2007. The loss in 2007 was due to the excess of the consideration in the form of cash payments, shares of common stock and additional Class A Warrants provided to the original holder of the Note for payment of the outstanding principal and accrued interest on the Note.

Net loss. Net loss was $4,484,497 for the three months ended March 31, 2008 compared to a loss of $17,915,558 for the three months ended March 31, 2007. The decrease in net loss is due primarily to the non-cash expenses recognized on the extinguishment of the Note, write-off of the remaining note discount and financing costs, and loss on derivative liabilities for the three months ended March 31, 2007. This decrease in net loss was partially offset by an increase in research and development and selling, general and administrative expenses. The net loss for the first quarter of 2008 was primarily due to operating costs, including personnel and related costs, as well as costs associated with the development and preparation for commercialization of our CIGS PV products and manufacturing technologies.

Liquidity and Capital Resources

Liquidity. At March 31, 2008, our cash, cash equivalents and short-term investments totaled $56.3 million. During the fourth quarter of 2007, we completed a registered public offering in which we sold 17,250,000 shares of our common stock at $4.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the estimated fees and expenses of the offering. Upon receipt of the proceeds from the offering, we re-paid in full, $9.2 million of existing indebtedness. We are using the remaining net proceeds from this offering to engineer-to-scale and manufacture our proprietary deposition tool, for construction of a 25MW capacity line, working capital and other general corporate purposes.

We are in the development stage, and as such, have historically reported net losses, including a net loss of approximately $4.5 million for the three months ended March 31, 2008. We anticipate continuing to incur losses in the future as we transition to commercialization. We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future.

In 2008, we have begun to ramp up operations by increasing headcount with the hiring of key personnel as well as capital expenditures required to transition from a development stage company to commercialization. We continue to develop our monolithically integrated CIGS-on-glass modules as well as the associated manufacturing technologies to commercialize this product. As discussed above, we are constructing a 25MW capacity manufacturing line to achieve initial commercial shipments in 2009. Once this line is complete and in operation, we plan to expand capacity by adding factories of 100MW capacity.

During the first quarter of 2008, we spent approximately $4.2 million on operating expenses for research and development, and selling, general and administrative costs, as well as approximately $1.0 million on capital expenditures. The cash burn rate has increased in 2008 due to the ramp up of commercialization efforts. We expect this burn rate to continue to increase throughout 2008 as we continue to increase headcount, scale-up our deposition tool, build-out our new facility and construct our 25MW manufacturing line to commercialize our product.

Capital Resources. We have historically financed our operations primarily from proceeds of the sale of equity securities and revenues or funds received under research and development contracts and grants. We presently do not have any bank lines of credit that provide us with an additional source of debt financing.

We believe that funds currently on hand plus anticipated equipment financing will be sufficient to construct our initial 25MW manufacturing line. First commercial shipments from the 25MW line are currently expected to be made in the third quarter of 2009. In order to achieve profitability, however, we may have to expand our manufacturing capacity beyond our initial 25MW manufacturing line. Our current plan involves replicating our proposed initial 25MW line to build a 100MW facility, consisting of four 25MW lines which we expect to be on-line in 2010. Expanding our manufacturing capacity from our initial 25MW line will require substantial funds beyond those currently on hand. We believe that engineering-to-scale the commercial grade proprietary deposition tool, combined with the successful construction of our initial 25MW manufacturing line and the commercialization of our product will facilitate our ability to secure the required financing. Such financing may not be available to us on terms that are acceptable to us, if at all, and any new equity financing may be dilutive to stockholders. If we complete a financing transaction that meets certain criteria prior to August 31, 2012, we must offer to issue warrants to purchase an aggregate of 1,110,041 shares of common stock at an exercise price of $4.89 per share to certain parties. A wide variety of factors relating to our company and external conditions could adversely affect our ability to secure funding to expand our manufacturing capacity and the terms of any funding that we secure.

Commitments. At March 31, 2008, we had outstanding approximately $1,000,000 of purchase orders for equipment and improvements. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements included in our Annual Report on Form 10-KSB.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases and certain other commitments entered into in the ordinary course of business.

We lease 50,000 square feet of factory and office space in Santa Clara, California under a fifty-one month lease that commenced June 2006, for $19,152 per month. We also lease approximately 26,500 square feet of office and manufacturing space in Halfmoon, New York. We lease 18,000 square feet in one location under a five year lease that commenced July 1, 2004 for $9,750 per month. In a second location in the same corporate park, we lease 8,500 square feet of manufacturing and office space under a sixty month lease that commenced June 1, 2006 for $5,590 per month. We also maintain leases for certain office equipment.

On April 29, 2008, we signed a 10-year lease for approximately 144,000 square feet of manufacturing and office space in Newark, California. The lease will commence at or about September 1, 2008 and the initial term of the lease expires on August 31, 2018. The Company has two options to extend the lease by five years each at the completion of the initial term. Monthly rental payments of $74,593 begin March 1, 2009. The monthly rental payments increase at the beginning of each year during the initial term of the lease.

As discussed under Commitments, at March 31, 2008, we had outstanding approximately $1,000,000 of purchase orders for equipment and improvements

Item 4t.	Controls and Procedures

a. The Company’s Chief Executive Officer and Controller/Chief Accounting Officer have reviewed the disclosure controls and procedures relating to the Company at March 31, 2008 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’s internal control over financial reporting, as of the end of the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

b. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Information

On April 29, 2008, The Company signed a 10-year lease with BMR-Gateway Boulevard, LLC for approximately 144,000 square feet of manufacturing and office space in Newark, California. The lease will commence at or about September 1, 2008 and the initial term of the lease expires on August 31, 2018. The Company has two options to extend the lease by five years each at the completion of the initial term. Monthly rental payments of $74,593 begin March 1, 2009. The monthly rental payments increase at the beginning of each year during the initial term of the lease. The total minimum rental obligation over the initial term of the lease is approximately $17.5 million. A copy of the lease is attached hereto as Exhibit 10.26.

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description

10.26	Lease Agreement between Registrant and BMR-Gateway Boulevard LLC dated April 29, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: May 5, 2008	By:	/s/ STEPHAN J. DELUCA
Stephan J. DeLuca
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2008	By:	/s/ CHRISTOPHER T. LAIL
Christopher T. Lail
Controller and Principal Accounting Officer