Form 10-Q
period 2008-06-30
DAYSTAR TECHNOLOGIES INC
filed 2008-08-07
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File No. 001-34052

DayStar Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1390053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2972 Stender Way Santa Clara, California 95054	(408) 907-4600
(Address of principal executive offices)	(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2008
Common Stock par value $0.01 per share	33,362,862

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2008

Part I – Financial Information

Item 1. Financial Statements

Balance Sheets—As of June 30, 2008 (unaudited) and December 31, 2007	3

Statements of Operations—For the Three and Six Months Ended June 30, 2008 and 2007 and For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2008 (unaudited)	4

Statement of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2008 (unaudited)	5

Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 and For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2008 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4T. Controls and Procedures	17

PART II – Other Information

Item 5. Other Information	17

Item 6. Exhibits	18

Signatures	19

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,828,340	$61,365,559
Investments	17,028,665	—
Other current assets	590,542	666,511

Total current assets	48,447,547	62,032,070
Property and Equipment, at cost	20,403,430	14,911,021
Less accumulated depreciation and amortization	(7,292,105)	(5,774,823)

Net property and equipment	13,111,325	9,136,198

Other Assets	204,873	72,427

Total Assets	$61,763,745	$71,240,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,060,023	$2,622,968
Notes and capital leases payable, current portion	179,954	174,996

Total current liabilities	3,239,977	2,797,964
Long-Term Liabilities:
Notes and capital leases payable	78,768	171,983
Deferred revenue	420,000	420,000
Deferred rent	282,337	—
Stock warrants	1,782,972	2,771,090

Total long-term liabilities	2,564,077	3,363,073
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 33,263,862 and 32,621,262 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	332,639	326,213
Additional paid-in capital	137,964,118	135,387,049
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(72,245,612)	(60,488,213)
Accumulated other comprehensive income	53,937	—

Total stockholders’ equity	55,959,691	65,079,658

Total Liabilities and Stockholders’ Equity	$61,763,745	$71,240,695

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to June 30, 2008
	2008	2007	2008	2007
Revenue:
Product revenue	$—	$—	$—	$—	$3,528
Research and development contract revenue	—	—	—	—	615,000

Total revenue	—	—	—	—	618,528
Costs and Expenses:
Research and development	3,875,213	2,646,540	6,855,436	4,940,172	29,435,139
Selling, general and administrative	2,053,000	1,761,834	4,790,286	3,162,913	19,338,820
Restructuring	—	171,564	—	1,554,365	3,280,051
Depreciation and amortization	770,457	762,956	1,524,404	1,457,347	6,664,356

Total costs and expenses	6,698,670	5,342,894	13,170,126	11,114,797	58,718,366
Other Income (Expense):
Other income	239,386	41,545	447,771	84,759	2,347,976
Interest expense	(10,711)	(40,268)	(23,162)	(128,326)	(2,324,718)
Amortization of note discount and financing costs	—	(266,911)	—	(4,067,499)	(8,923,945)
(Loss) gain on derivative liabilities	(802,907)	(749,585)	988,118	(2,956,339)	852,096
Loss on extinguishment of debt	—	—	—	(6,091,469)	(6,091,469)

Total other income (expense)	(574,232)	(1,015,219)	1,412,727	(13,158,874)	(14,140,060)

Loss from Continuing Operations	(7,272,902)	(6,358,113)	(11,757,399)	(24,273,671)	(72,239,898)
Loss from Discontinued Operations of DayStar Solar, LLC	—	—	—	—	(5,714)

Net Loss	$(7,272,902)	$(6,358,113)	$(11,757,399)	$(24,273,671)	$(72,245,612)

Weighted Average Common Shares Outstanding (Basic And Diluted)	33,107,248	14,980,229	32,933,857	13,775,359

Net Loss Per Share (Basic and Diluted)	$(0.22)	$(0.42)	$(0.36)	$(1.76)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO JUNE 30, 2008

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	5,083,258	$50,833	29,000	$290	$22,443,181	$(110,770)	$—	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 -12/05 at $6.00—$8.25 per share	1,190,748	11,907	—	—	7,208,295	—	—	—	—	7,220,202
Conversion of Class B common stock	58,000	580	(29,000)	(290)	(290)	—	—	—	—	—
Share-based compensation	38,750	388	—	—	411,912	(292,940)	—	—	—	119,360
Net loss	—	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	6,370,756	63,708	—	—	30,063,098	(403,710)	—	(10,145,391)	(3,904,151)	15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $2.06—$7.50 per share	132,815	1,328	—	—	670,544	—	—	—	—	671,872
Share-based compensation	177,062	1,771	—	—	1,320,949	—	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 -12/06	1,143,036	11,430	—	—	7,366,729	—	—	—	—	7,378,159
Warrants issued for placement of convertible note at $5.38 per share	—	—	—	—	140,419	—	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	7,823,669	$78,237	—	$—	$40,381,871	$—	$—	$(10,145,391)	$(24,345,352)	$5,969,365
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $2.00—$3.45 per share	518,200	5,182	—	—	3,169,135	—	—	—	—	3,174,317
Share-based compensation	196,438	1,965	—	—	4,088,080	—	—	—	—	4,090,045
Issuance of shares pursuant to offering, 2/07 at $2.00 per share	2,500,000	25,000	—	—	4,975,000	—	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $4.25 per share, net of offering costs	17,250,000	172,500	—	—	67,722,418	—	—	—	—	67,894,918
Shares issued in payment of principal and interest on convertible note, 1/07 at $1.49 per share and 2/07 at $2.00 per share	3,875,384	38,754	—	—	7,288,171	—	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $2.00 per share	457,571	4,575	—	—	2,393,096	—	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

BALANCES, December 31, 2007	32,621,262	$326,213	—	$—	$135,387,049	$—	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Exercise of stock options, 6/08 at $3.14 per share	1,600	16	—	—	5,008	—	—	—	—	5,024
Share-based compensation	641,000	6,410	—	—	2,572,061	—	—	—	—	2,578,471
Other comprehensive income – unrealized gain on available for sale securities	—	—	—	—	—	—	53,937	—	—	53,937
Net loss	—	—	—	—	—	—	—	—	(11,757,399)	(11,757,399)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(11,703,462)

BALANCES, June 30, 2008	33,263,862	$332,639	—	$—	$137,964,118	$—	$53,937	$(10,145,391)	$(72,245,612)	$55,959,691

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to June 30, 2008
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(11,757,399)	$(24,273,671)	$(72,245,612)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,524,404	1,457,347	6,664,356
Share-based compensation	2,578,471	1,062,082	8,248,650
Non-cash interest	—	279,370	1,605,084
Amortization of note discount and non-cash financing costs	—	3,634,439	8,382,245
(Gain) loss on derivative liabilities	(988,118)	2,956,339	(852,096)
Shares issued for restructuring	—	340,600	1,278,253
Loss on extinguishment of debt	—	6,091,469	6,091,469
Changes in operating assets and liabilities:
Receivables	—	3,906	—
Other assets	(57,746)	2,803,351	(687,657)
Accounts payable and accrued expenses	439,390	(627,328)	2,769,613
Deferred rent	282,337	—	282,337
Deferred revenue	(2,333)	(3,500)	217,618

Net cash used in operating activities	(7,980,994)	(6,275,596)	(38,245,740)
Cash Flows from Investing Activities:
Purchase of investments	(24,624,728)	—	(42,282,460)
Proceeds from sale of investments	7,650,000	—	26,012,973
Purchase of equipment and improvements	(5,498,264)	(148,970)	(17,574,534)
Proceeds from sale of assets	—	—	3,120

Net cash used in investing activities	(22,472,992)	(148,970)	(33,840,901)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	5,000,000	78,312,500
Proceeds from issuance of notes	—	4,000,000	24,000,000
Payments on notes and capital leases	(88,257)	(1,549,540)	(11,236,588)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	5,024	828,258	8,810,120

Net cash provided by (used in) financing activities	(83,233)	8,278,718	93,543,653

(Decrease) increase in cash and cash equivalents	(30,537,219)	1,854,152	21,457,012
Cash and cash equivalents, beginning of period	61,365,559	2,860,719	9,371,328

Cash and cash equivalents, end of period	$30,828,340	$4,714,871	$30,828,340

Supplemental Cash Flow Information:
Cash paid for interest	$23,162	$22,713

Non-Cash Transactions:
Principal payments on convertible note, in common stock	$—	$7,047,556

Warrants issued for placement of convertible note	$—	$2,057,071

Reclassification of warrant liability upon exercise of warrants	$—	$1,655,242

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the six months ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at June 30, 2008 and the results of its operations and its cash flows for the six months ended June 30, 2008 and 2007 and for the period from July 1, 2005 (Inception of the Development Stage) to June 30, 2008.

2. Liquidity and Future Operations:

The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $11.8 million for the six months ended June 30, 2008. The Company anticipates it will continue to incur losses in the future as it enters commercialization of its products. Commercialization activities will require significant capital expenditures related to the manufacture of a planned 25 Megawatt (“MW”) production line including the purchase of third-party equipment, build-out of the facilities that will house such equipment, as well as associated development and administrative costs. In order to fund the costs associated with such initial development, the Company completed a registered public offering during the fourth quarter of 2007 in which it sold 17,250,000 shares of its common stock at $4.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the fees and expenses of the offering. Upon receipt of the proceeds from the offering, the Company re-paid in full $9.2 million of existing indebtedness. The Company is using the remaining net proceeds from this offering to engineer-to-scale and manufacture its proprietary deposition tool for construction of a 25MW manufacturing line, working capital and other general corporate purposes.

The Company’s current business plans include expenditures to continue the development and expansion of its current manufacturing production capability. These activities require the Company to add employees, purchase production equipment, build-out manufacturing facilities, and design and manufacture prototype deposition equipment.

A substantial portion of the funds from the offering are being used towards the construction of the 25MW line in 2008. First commercial shipments from this line are currently expected to be made in the third quarter of 2009. We believe that the net proceeds of this offering plus anticipated equipment financing will provide sufficient funds to construct the initial 25MW manufacturing line. In order to achieve profitability, however, the Company may have to expand its manufacturing capacity beyond the initial 25MW manufacturing line. Expanding its manufacturing capacity from the initial 25MW line will require substantial funds beyond those currently on hand. The Company believes that engineering-to-scale the commercial grade proprietary deposition tool, combined with the successful construction of the initial 25MW manufacturing line and the commercialization of its product, should facilitate its ability to secure additional financing. However, such financing may not be available to the Company on terms that are acceptable to it, if at all, and any new equity financing may be dilutive to stockholders. A wide variety of factors relating to the Company and external conditions could adversely affect its ability to secure additional funding to expand manufacturing capacity and the terms of any funding that it secures.

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

Investments—The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of securities at the time of purchase. All securities held by the Company as of June 30, 2008 consisted of short-term Treasury Notes and Bills and are classified as available-for-sale. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet. Realized gains and losses on sales of all such securities, computed using the specific identification cost method, are included in other income and expenses. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established.

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

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria, as defined, over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company recorded deferred revenue of $420,000 as of June 30, 2008.

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

There was no cumulative effect adjustment to retained earnings required related to the adoption of FIN 48. There were no unrecognized tax benefits at June 30, 2008. It is possible that the amount of unrecognized tax benefits could change in the next 12 months; however the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company recognizes accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. There was no accrued interest or penalties recognized as of June 30, 2008.

Share-Based Compensation—Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Company follows the Securities and Exchange Commission (“the SEC”)’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), as amended by Staff Accounting Bulletin No. 110 (“SAB 110”), which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Company estimates the expected term, which represents the period of time from the grant date that the Company expects its stock options to remain outstanding, using the simplified method as permitted by SAB 107 and SAB 110. Under this method, the expected term is estimated as the mid-point between the time the options vest and their contractual terms. The Company continues to apply the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms due to the limited period of time its equity shares have been publicly traded and the limited number of its options which have so far vested and become eligible for exercise.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in the Company’s Statements of Operations for the three and six months ended June 30, 2008 and 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense for the three and six months ended June 30, 2008 and 2007 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Share-based compensation:
Selling, general and administrative	$480,869	$569,379	$1,606,132	$720,580
Research and development	594,725	172,076	972,339	341,502

Total share-based compensation	$1,075,594	$741,455	$2,578,471	$1,062,082

During the six months ended June 30, 2008, the Company granted options to purchase 1,818,001 shares of common stock at prices ranging from $3.54 and $6.53 per share, all with a contractual life of ten years. Options to purchase 720,526 shares of common stock were forfeited during the six months ended June 30, 2008. Additionally, there were 660,000 shares of restricted stock granted and 19,000 shares of restricted stock forfeited during the six months ended June 30, 2008.

Subsequent to June 30, 2008 and through the date of this filing, the Company has issued to its employees an aggregate of 100,000 shares of restricted stock. There were no subsequent issuances of options to purchase common stock as of the date of this filing.

Comprehensive Income (Loss)—Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income (loss) and its components as part of the financial statements. Accumulated other comprehensive income as of June 30, 2008 of $53,937 represents unrealized gains on available-for-sale securities.

The changes in other comprehensive income for the three and six months ended June 30, 2008 and 2007 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(7,272,902)	$(6,358,113)	$(11,757,399)	$(24,273,671)
Change in net unrealized gain (loss) on available-for-sale securities	(48,304)	—	53,937	—

Comprehensive loss	$(7,321,206)	$(6,358,113)	$(11,703,462)	$(24,273,671)

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

The liability on the balance sheet at June 30, 2008 represents the amount of potential cash settlement due to the warrant holders in the event of a change in control, and the change in the liability since December 31, 2007 is summarized as follows:

Stock Warrant Liability
Balance, December 31, 2007	$2,771,090
Change in fair value	(988,118)

Balance, June 30, 2008	$1,782,972

Reclassifications—Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation. Such reclassifications had no impact on net loss.

Impact of Recently Issued Accounting Pronouncements –

SFAS No. 141 (revised 2007), “Business Combinations”. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, intellectual property research and development, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of this new standard but currently does not anticipate a material impact on its financial statements as a result of the implementation of SFAS 141R.

SFAS No. 157, “Fair Value Measurements”. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$11,168,593	$—	$—	$11,168,593
U.S. Treasury obligations	35,000,065	—	—	35,000,065

	$46,168,658	$—	$—	$46,168,658

Financial liabilities:
Derivative stock warrants	$—	$1,782,972	$—	$1,782,972

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

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for the Company beginning January 1, 2009. The Company currently does not believe the adoption of SFAS 160 will have a material effect on its financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. In March 2008, The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company is evaluating the impact of this new standard but currently does not anticipate a material impact on its financial statements as a result of the implementation of SFAS 161.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on the preparation of its financial statements.

4. Investments

The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of securities at the time of purchase. All securities held by the Company as of June 30, 2008 consisted of short-term Treasury Notes and Bills and are classified as available-for-sale. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet. Realized gains and losses on sales of all such securities, computed using the specific identification cost method, are included in other income and expenses. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established.

A summary of available-for-sale securities as of June 30, 2008 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$16,989,722	$41,183	$(2,240)	$17,028,665

5. Lease Payable

On April 29, 2008, the Company signed a 10-year lease for approximately 144,000 square feet of manufacturing and office space in Newark, California. The lease will commence on or about September 1, 2008 and the initial term of the lease expires on August 31, 2018. The Company has two options to extend the lease by five years each at the completion of the initial term.

This lease is being accounted for as an operating lease. Monthly rental payments of $74,593 begin March 1, 2009. The monthly rental payments increase at the beginning of each year during the initial term of the lease. The total minimum rental obligation over the initial term of the lease is approximately $17.5 million. As the Company took possession of the property in May 2008, it will record the straight-lined rent expense commencing May 2008 and throughout the initial lease term. The Company recorded rent expense related to this lease of $282,337 during the three and six-months ended June 30, 2008 and this resulted in a deferred rent liability of $282,337 in the long-term liabilities section of the Company’s balance sheet as of June 30, 2008.

Future minimum lease payments under this lease as of June 30, 2008, are as follows:

Year Ending December 31,	Amount
2008	$—
2009	861,530
2010	1,299,419
2011	1,471,908
2012	1,701,893
Thereafter	12,170,147

Total	$17,504,897

Under the terms of the lease, the landlord will finance up to $2,156,115 of the cost of leasehold improvements incurred by the Company during the first thirty-six months of the initial lease term. Any amounts financed under this arrangement will be amortized over the initial term of the lease and repaid monthly plus interest at a rate of 9%. There were no outstanding obligations related to this funding at June 30, 2008.

6. Stockholder Rights Plan

On May 6, 2008, the Company’s Board of Directors (the “Board”) adopted a Stockholder Rights Plan (the “Rights Plan”), declaring that each stockholder of record as of the close of business on May 7, 2008 receive a dividend of one right for each outstanding share of common stock held. The dividend entitles the registered holder to purchase one ten-thousandth (1/10,000) of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, $0.01 per share par value, at a price of $27.00, subject to adjustment. The stockholder rights are not exercisable until the close of business on the tenth calendar day following (i) a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock or (ii) the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming the beneficial owner of 15% or more of the Company’s common stock. The rights will expire on May 7, 2010, unless previously redeemed or exchanged by the Company.

7. Subsequent Events

Subsequent to June 30, 2008, the Company issued purchase orders for production equipment for approximately $11.0 million bringing its total open purchase orders for capital equipment to approximately $15.6 million as of August 4, 2008. The Company has made deposits of approximately $4.9 million against these purchase orders leaving a remaining capital commitment of approximately $10.7 million as of August 4, 2008. The Company expects to spend these funds throughout the remainder of 2008 and 2009 as the equipment is received and its initial manufacturing line is completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We have developed a proprietary thin film deposition technology for solar photovoltaic, or PV, products that we believe will allow us to achieve a total module manufacturing cost per watt of less than $1.00. We are utilizing our proprietary single-stage sputtering deposition process to apply high-efficiency copper indium gallium selenide, or CIGS, semiconductor material over large area substrates in a continuous fashion. Through our proprietary deposition process, we have achieved greater than 14% cell efficiencies over large areas on CIGS PV devices. We are developing a commercial scale proprietary deposition tool and intend to integrate this tool with commercially available thin film manufacturing equipment, which will provide us with a critically differentiated manufacturing process. We believe this approach will allow us to achieve commercial-scale production capacity with fewer potential line initialization difficulties.

We intend to manufacture monolithically integrated CIGS-on-glass modules to address near-term market opportunities, including grid-tied centralized utility markets, as well as grid-tied decentralized markets. We intend to begin installation of a planned 25 megawatt, or MW, manufacturing line in 2008, and expect commercial shipments to begin in 2009. To facilitate our entry into the addressable solar PV market, we have entered into a contract with Blitzstrom GmbH, a leading thin film solar PV integrator, that commits Blitzstrom to purchase a minimum of 50% of our production through 2011, subject to these products meeting defined performance criteria.

We have also signed a Letter of Intent with juwi Solar, to evaluate the viability of our PV products for sale and use by juwi Solar in their commercial PV projects. Based on the results of the evaluation, juwi Solar may commit to purchase up to 25% of our production through 2011.

In the future, we may seek to develop CIGS-on-foil packaged in flexible format for the emerging building integrated photovoltaic, or BIPV, markets.

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

Investments. We account for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of securities at the time of purchase. All securities held by the Company as of June 30, 2008 consisted of short-term Treasury Notes and Bills and are classified as available-for-sale. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet. Realized gains and losses on sales of all such securities, computed using the specific identification cost method, are included in other income and expenses. We evaluate declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established.

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

Since inception of the development stage on July 1, 2005, our principal source of revenue has been from government funded research and development contracts and grants. Grant revenue is recognized when we fulfill obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require us to maintain specified employment criteria over a five year period. If we fail to meet the specified criteria, we must repay the unearned portion of the grant. As a result, we recorded deferred revenue of $420,000 as of June 30, 2008.

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

Share-Based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment(SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, we follow the SEC’s Staff Accounting Bulletin No. 107 “Share-Based Payment,” as amended by SAB 110, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in our statements of operations for the three and six months ended June 30, 2008 and 2007 included (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Results of Operations

Comparison of the Three Months Ended June 30, 2008 and 2007

Certain reclassifications have been made to the 2007 financial information to conform to the 2008 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $3,875,213 for the three months ended June 30, 2008 compared to $2,646,540 for the three months ended June 30, 2007, an increase of $1,228,673 or 46%. These expenses increased primarily due to the ramp up of development efforts for our monolithically integrated CIGS-on-glass modules and the manufacturing processes we will utilize for this product. We have hired several key individuals required for such development efforts as we move toward commercialization of our products. As such, we experienced an increase in personnel-related costs, including an increase in share-based compensation expense of $422,649, as well as an overall increase in operational expenses in this area.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2,053,000 for the three months ended June 30, 2008 compared to $1,761,834 for the three months ended June 30, 2007, an increase of $291,166 or 17%. The increase in selling, general and administrative expenses was due primarily to the increase in personnel related costs in support of the development efforts of our CIGS PV products and manufacturing processes. Selling, general and administrative expenses included share-based compensation of $480,869 and $569,379 for the three months ended June 30, 2008 and 2007, respectively.

Restructuring. There were no restructuring expenses for the three months ended June 30, 2008. There was $171,564 in restructuring expenses for the three months ended June 30, 2007. The expense in 2007 relates to professional services for the restructuring of a $15 million convertible note issued in 2006 and to the transition of manufacturing and certain engineering efforts as well as our corporate headquarters to California.

Depreciation and amortization expenses. Depreciation and amortization expenses were $770,457 for the three months ended June 30, 2008 compared to $762,956 for the three months ended June 30, 2007, an increase of $7,501. Depreciation and amortization expenses remained consistent year over year as a full period of depreciation expense was incurred in each quarter on depreciable assets, primarily equipment utilized in the development of our CIGS PV products and manufacturing processes. The depreciable basis of such assets did not significantly increase during this comparative period. The overall increase in property and equipment on our balance sheet during the period was due primarily to the acquisition of and initial costs incurred for certain equipment required for the construction of our planned 25 MW manufacturing line as well as certain development tools utilized in the scale-up of our deposition process. These items are classified as construction in progress until they are placed in service and therefore have no current impact on depreciation expense.

Other income. Other income was $239,386 for the three months ended June 30, 2008 compared to $41,545 for the three months ended June 30, 2007, an increase of $197,841. We experienced a significant increase in cash with the completion of a secondary offering in the fourth quarter of 2007. The increase in cash as well as the investment of a portion of the proceeds in U.S. Treasury obligations, resulted in an increase in interest income during the second quarter of 2008 as compared with the second quarter of 2007.

Interest expense. Interest expense was $10,711 for the three months ended June 30, 2008 compared to $40,268 for the three months ended June 30, 2007, a decrease of $29,557. The decrease in interest expense was primarily due to the decrease in outstanding notes and capital leases during the period.

Amortization of note discount and financing costs. There was no amortization of note discount and deferred financing costs for the three months ended June 30, 2008. Amortization of note discount and financing costs was $266,911 for the three months ended June 30, 2007. The Note contained a beneficial conversion feature as well as warrants issued to the original holder of the Note. The aggregate fair value of the conversion feature and warrants represented a discount to the Note, totaling $5.3 million and was amortized using the effective interest method over the life of the Note. The financing costs related to the Note were capitalized and amortized over the life of the Note as well. As the Note was converted to common stock during the first quarter of 2007, all unamortized note discount and remaining deferred financing costs at the time of the conversion were expensed.

Loss (gain) on derivative liabilities. Loss on derivative liabilities was $802,907 for the three months ended June 30, 2008 compared to a loss on derivative liabilities of $749,585 for the three months ended June 30, 2007. The warrants issued in conjunction with the Note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the warrant liability and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the warrant liability and a loss on derivative liabilities. During the three months ended June 30, 2008 and 2007, our common stock price increased which caused an increase in the fair value of the warrant liability. This resulted in a loss on derivative liabilities of $802,907 and $749,585 during the three months ended June 30, 2008 and 2007, respectively.

Net loss. Net loss was $7,272,902 for the three months ended June 30, 2008 compared to a loss of $6,358,113 for the three months ended June 30, 2007. The increase in net loss is due primarily to the increase in research and development costs, including personnel and related costs where we experienced an increase in share-based compensation expense of $334,139, as well as costs associated with the development and preparation for commercialization of our CIGS PV products and manufacturing technologies.

Comparison of the Six Months Ended June 30, 2008 and 2007

Certain reclassifications have been made to the 2007 financial information to conform to the 2008 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $6,855,436 for the six months ended June 30, 2008 compared to $4,940,172 for the six months ended June 30, 2007, an increase of $1,915,264 or 39%. These expenses increased primarily due to the ramp up of development efforts for our monolithically integrated CIGS-on-glass modules and the manufacturing processes we will utilize for this product. We have hired several key individuals required for such development efforts as we move toward commercialization of our products. As such, we experienced an increase in personnel-related costs, including an increase in share-based compensation of $630,837, as well as an overall increase in operational expenses in this area.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4,790,286 for the six months ended June 30, 2008 compared to $3,162,913 for the six months ended June 30, 2007, an increase of $1,627,373 or 51%. Selling, general and administrative expenses increased in support of the overall increase in personnel and operational efforts as we ramp up development efforts of our CIGS PV products and manufacturing processes. We experienced an overall increase in personnel costs during the six months ended June 30, 2008 as compared with the same period in 2007, including an increase of approximately $0.9 million in share-based compensation provided to selling, general and administrative personnel.

Restructuring. There were no restructuring expenses for the six months ended June 30, 2008. There was $1,554,365 in restructuring expenses for the six months ended June 30, 2007. The expense in 2007 relates to professional services for the restructuring of a $15 million convertible note issued in 2006 and to the transition of manufacturing and certain engineering efforts as well as our corporate headquarters to California.

Depreciation and amortization expenses. Depreciation and amortization expenses were $1,524,404 for the six months ended June 30, 2008 compared to $1,457,347 for the six months ended June 30, 2007, an increase of $67,057. Depreciation and amortization expenses remained consistent year over year as a full period of depreciation expense was incurred each period on depreciable assets, primarily equipment utilized in the development of our CIGS PV products and manufacturing processes. The depreciable basis of such assets did not significantly increase during this comparative period. The overall increase in property and equipment on our balance sheet during the period was due primarily to the acquisition of and initial costs incurred for certain equipment required for the construction of our planned 25 MW manufacturing line as well as certain development tools utilized in the scale-up of our deposition process. These items are classified as construction in progress until they are placed in service and therefore have no current impact on depreciation expense.

Other income. Other income was $447,771 for the six months ended June 30, 2008 compared to $84,759 for the six months ended June 30, 2007, an increase of $363,012. We experienced a significant increase in cash with the completion of a secondary offering in the fourth quarter of 2007. The increase in cash as well as the investment of a portion of the proceeds in U.S. Treasury obligations, resulted in an increase in interest income during the six months ended June 30, 2008 as compared with the six months ended June 30, 2007.

Interest expense. Interest expense was $23,162 for the six months ended June 30, 2008 compared to $128,326 for the six months ended June 30, 2007, a decrease of $105,164. The decrease in interest expense was primarily due to the restructuring and conversion to equity in the first quarter of 2007, of the Note, as well as the decrease in outstanding notes and capital leases during the period.

Amortization of note discount and financing costs. There was no amortization of note discount and deferred financing costs for the six months ended June 30, 2008. Amortization of note discount and financing costs was $4,067,499 for the six months ended June 30, 2007. The Note contained a beneficial conversion feature as well as warrants issued to the original holder of the Note. The aggregate fair value of the conversion feature and warrants represented a discount to the Note, totaling $5.3 million and was amortized using the effective interest method over the life of the Note. The financing costs related to the Note were capitalized and amortized over the life of the Note as well. As the Note was converted to common stock during the first quarter of 2007, all unamortized note discount and remaining deferred financing costs at the time of the conversion were expensed.

Loss (gain) on derivative liabilities. Gain on derivative liabilities was $988,118 for the six months ended June 30, 2008 compared to a loss on derivative liabilities of $2,956,339 for the six months ended June 30, 2007. The warrants issued in conjunction with the Note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the warrant liability and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the warrant liability and a loss on derivative liabilities. During the six months ended June 30, 2008, our common stock price decreased which caused a reduction in the fair value of the warrant liability. This resulted in a gain on derivative liabilities of $988,118. Our stock price increased during the six months ended June 30, 2007, which resulted in a loss on derivative liabilities of $2,956,339.

Loss on extinguishment of debt. There was no loss on extinguishment of debt for the six months ended June 30, 2008. There was a loss of $6,091,469 for the six months ended June 30, 2007. The loss in 2007 was due to the excess of the consideration in the form of cash payments, shares of common stock and additional Class A Warrants provided to the original holder of the Note for payment of the outstanding principal and accrued interest on the Note.

Net loss. Net loss was $11,757,399 for the six months ended June 30, 2008 compared to a loss of $24,273,671 for the six months ended June 30, 2007. The decrease in net loss is due primarily to the non-cash expenses recognized on the write-off of the remaining note discount and financing costs and loss on extinguishment of debt, as well as the restructuring charges incurred as the Note was restructured and converted to equity during the six months ended June 30, 2007. Additionally, we experienced a gain on derivative liabilities of approximately $1.0 million during the six months ended June 30, 2008 as compared with a loss on derivative liabilities of approximately $3.0 million during the six months ended June 30, 2007. The decrease in net loss during the period was partially offset by an increase in research and development expenses. The net loss for the six months ended June 30, 2008 was primarily due to operating costs, including personnel and related costs where we experienced an increase in share-based compensation expense of $1,516,389, as well as costs associated with the development and preparation for commercialization of our CIGS PV products and manufacturing technologies.

Liquidity and Capital Resources

Liquidity. At June 30, 2008, our cash, cash equivalents and short-term investments totaled $47.9 million. During the fourth quarter of 2007, we completed a registered public offering in which we sold 17,250,000 shares of our common stock at $4.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the fees and expenses of the offering. Upon receipt of the proceeds from the offering, we re-paid in full, $9.2 million of existing indebtedness. We are using the remaining net proceeds from this offering to engineer-to-scale and manufacture our proprietary deposition tool, for construction of a planned 25MW capacity line, working capital and other general corporate purposes.

We are in the development stage, and as such, have historically reported net losses, including a net loss of approximately $11.8 million for the six months ended June 30, 2008. We anticipate continuing to incur losses in the future as we transition to commercialization. We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future.

In 2008, we have begun to ramp up operations by increasing headcount with the hiring of several key personnel and incurring significant capital expenditures required to transition from a development stage company to commercialization. We continue to develop our monolithically integrated CIGS-on-glass modules as well as the associated manufacturing technologies to commercialize this product. As discussed above, we are constructing a planned 25MW capacity manufacturing line to achieve initial commercial shipments in 2009. Once this line is complete and in operation, we plan to expand capacity by adding factories of 100MW capacity.

During the first half of 2008, we spent approximately $8.0 million on operating expenses for research and development, and selling, general and administrative costs, as well as approximately $5.5 million on capital expenditures. The cash burn rate has increased in 2008 due to the ramp up of commercialization efforts. We expect this burn rate to continue to increase throughout 2008 as we continue to increase headcount, scale-up our deposition tool, build-out our new facility and construct our 25MW manufacturing line to commercialize our product.

Capital Resources. We have historically financed our operations primarily from proceeds of the sale of equity securities and revenues or funds received under research and development contracts and grants. We presently do not have any bank lines of credit that provide us with an additional source of debt financing.

We believe that funds currently on hand plus equipment financing, if available to us, will be sufficient to construct our initial planned 25MW manufacturing line. First commercial shipments from the 25MW line are currently expected to be made in the third quarter of 2009. In order to achieve profitability, however, we may have to expand our manufacturing capacity beyond our initial 25MW manufacturing line. Our current plan involves replicating our proposed initial 25MW line to build a 100MW facility, consisting of four 25MW lines which we expect to be on-line in 2010. Expanding our manufacturing capacity from our initial 25MW line will require substantial funds beyond those currently on hand. We believe that engineering-to-scale the commercial grade proprietary deposition tool, combined with the successful construction of our initial 25MW manufacturing line and the commercialization of our product will facilitate our ability to secure the required financing. Such financing may not be available to us on terms that are acceptable to us, if at all, and any new equity financing may be dilutive to stockholders. If we complete a financing transaction that meets certain criteria prior to August 31, 2012, we must offer to issue warrants to purchase an aggregate of 1,110,041 shares of common stock at an exercise price of $4.89 per share to certain stockholders of the Company pursuant to amended registration rights agreements entered into in August 2007. A wide variety of factors relating to our company and external conditions could adversely affect our ability to secure funding to expand our manufacturing capacity and the terms of any funding that we secure.

Commitments. At June 30, 2008, we had outstanding approximately $4,600,000 of purchase orders for equipment and improvements. We have made deposits against these purchase orders of approximately $2,400,000 leaving a remaining capital commitment of approximately $2,200,000 as of June 30, 2008. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements included in our Annual Report on Form 10-KSB.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases and certain other commitments entered into in the ordinary course of business.

We lease 50,000 square feet of factory and office space in Santa Clara, California under a fifty-one month lease that commenced June 2006 for $19,152 per month. We also lease approximately 26,500 square feet of office and manufacturing space in Halfmoon, New York. At the New York location, we lease 18,000 square feet in one location under a five-year lease that commenced July 1, 2004 for $9,750 per month. In a second location in the same corporate park, we lease 8,500 square feet of manufacturing and office space under a sixty-month lease that commenced June 1, 2006 for $5,590 per month. We also maintain leases for certain office equipment.

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

As discussed under Commitments, at June 30, 2008, we had outstanding approximately $4,600,000 of purchase orders for equipment and improvements. We have made deposits against these purchase orders of approximately $2,400,000 leaving a remaining capital commitment of approximately $2,200,000 as of June 30, 2008.

Item 4T.	Controls and Procedures

a. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at June 30, 2008 and concluded that such controls and procedures were effective.

b. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Information

On August 1, 2008, the Board amended and restated the Company’s Bylaws. The following is a summary of the principal substantive changes effected by adoption of the Amended and Restated Bylaws, which is qualified in its entirety by reference to the Amended and Restated Bylaws filed as Exhibit 3.2 attached to this quarterly report on Form 10-Q and incorporated herein. In addition to the changes described below, the Amended and Restated Bylaws were revised to reflect current operations of the Company, corporate governance standards and practices, applicable law, rules and regulations, as well as to clarify certain provisions and procedures set forth in the Bylaws. The principal substantive changes include:

•

Prior to the amendment, to be timely, stockholders must have given advance notice to the Company of any business that they proposed to bring before an annual meeting no later than sixty (60) days before the annual meeting of stockholders or (if later) ten (10) days after the first public notice of that meeting was sent to stockholders. The amendment provides that, subject to the conditions set forth in the Bylaws, timely notice shall be delivered not later than the close of business on the ninetieth (90th) day nor earlier than the close of business on the one hundred twentieth (120th) day prior to the first anniversary of the preceding year’s annual meeting.

•

Prior to the amendment, a special meeting of the stockholders could be called at any time by (a) the Board, (b) the Chairman of the Board, (c) the President, (d) the Chief Executive Officer or (e) one or more stockholders holding shares in the aggregate entitled to cast not less than 30 percent of the votes at the meeting. The amendment provides that such meetings may be called only by (i) the Chairman of the Board, (ii) the Chief Executive Officer or (iii) the Board pursuant to a resolution adopted by a majority of the number of authorized directors.

•

Prior to the amendment, a special meeting of the Board could be called at any time by (a) the Chairman of the Board, (b) the President, or (c) any two directors. The amendment provides that such meetings may be called by (i) the Chairman of the Board, (ii) the Chief Executive Officer or (iii) a majority of the number of authorized directors.

•

Prior to the amendment, the authorized number of directors was to be within a specific range. The amendment provides that the authorized number of directors shall be fixed by the Board from time to time.

•

Prior to the amendment, an independent lead director was to be designated by the Board. The amendment deletes such provision to permit the Board to appoint a lead director, if any, in the discretion of the Board acting by resolution.

•

Prior to the amendment, the holders of a majority of shares then entitled to vote at any election of directors could remove any director or the entire Board. The amendment provides that any director or the entire Board may be removed (i) with cause by the holders of a majority of shares entitled to vote and (ii) without cause by holders of 66 2/3% of the shares entitled to vote.

•

Prior to the amendment, the roles of the Company’s Audit and Compensation Committees were described in the Bylaws. The amendment deletes such provisions. The duties and responsibilities of the Board committees are set forth in separate written charters of each such Committee, with any changes as may be adopted by the Board from time to time.

•	The amendment also clarifies that unless otherwise provided by law, notice of meetings of the stockholders and of the Board may be provided in writing or by remote communication.

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws.

3.3(2)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock.

4.1(2)	Stockholder Rights Agreement, dated as of May 6, 2008 between the Company and Computershare Trust Company, N.A., as Rights Agent.

4.2(3)	Form of Common Stock Certificate.

4.3(3)	Form of Class A Public Warrant.

4.4(3)	Form of Class B Public Warrant.

4.5(3)	Form of Unit Certificate.

4.6(3)	Form of Warrant Agent Agreement.

4.7(3)	Form of Representative’s Warrant.

10.1(4)	Lease Agreement between the Company and BMR-Gateway Boulevard LLC dated April 29, 2008.

10.2(5)	Employment Agreement between the Company and Mr. Steckel, dated June 25, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.

(2)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.

(3)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2008.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 27, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: August 7, 2008	By:	/s/ STEPHAN J. DELUCA
Stephan J. DeLuca
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2008	By:	/s/ WILLIAM STECKEL
William Steckel
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2008	By:	/s/ CHRISTOPHER T. LAIL
Christopher T. Lail
VP and Corporate Controller
(Principal Accounting Officer)