Form 10-Q
period 2008-09-30
DAYSTAR TECHNOLOGIES INC
filed 2008-11-14
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 10, 2008
Common Stock par value $0.01 per share	33,438,862

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2008

Part I – Financial Information

Item 1. Financial Statements

Balance Sheets—As of September 30, 2008 (unaudited) and December 31, 2007	3

Statements of Operations—For the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited) and For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2008 (unaudited)	4

Statement of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2008 (unaudited)	5

Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited) and For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2008 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4T. Controls and Procedures	18

PART II – Other Information

Item 1A. Risk Factors	19

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 6. Exhibits	22

Signatures	23

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,799,722	$61,365,559
Investments	8,611,096	—
Other current assets	566,473	666,511

Total current assets	34,977,291	62,032,070
Property and Equipment, at cost	31,206,328	14,911,021
Less accumulated depreciation and amortization	(8,074,990)	(5,774,823)

Net property and equipment	23,131,338	9,136,198

Other Assets	204,490	72,427

Total Assets	$58,313,119	$71,240,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,579,806	$2,622,968
Notes and capital leases payable, current portion	183,586	174,996
Deferred rent, current portion	79,927	—
Deferred revenue	420,000	—

Total current liabilities	5,263,319	2,797,964
Long-Term Liabilities:
Notes and capital leases payable	32,086	171,983
Deferred revenue	—	420,000
Deferred rent	1,927,577	—
Stock warrants	856,308	2,771,090

Total long-term liabilities	2,815,971	3,363,073
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 33,438,862 and 32,621,262 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	334,389	326,213
Additional paid-in capital	139,057,183	135,387,049
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(78,994,388)	(60,488,213)
Accumulated other comprehensive loss	(17,964)	—

Total stockholders’ equity	50,233,829	65,079,658

Total Liabilities and Stockholders’ Equity	$58,313,119	$71,240,695

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to September 30, 2008
	2008	2007	2008	2007
Revenue:
Product revenue	$—	$—	$—	$—	$3,528
Research and development contract revenue	—	—	—	—	615,000

Total revenue	—	—	—	—	618,528
Costs and Expenses:
Research and development	5,135,579	2,219,404	11,991,015	7,159,576	34,570,718
Selling, general and administrative	2,016,110	1,123,402	6,806,396	4,286,315	21,354,930
Restructuring	—	201,855	—	1,756,220	3,280,051
Depreciation and amortization	783,268	769,735	2,307,672	2,227,082	7,447,624

Total costs and expenses	7,934,957	4,314,396	21,105,083	15,429,193	66,653,323
Other Income (Expense):
Other income	268,394	44,563	716,165	129,322	2,616,370
Interest expense	(8,877)	(122,499)	(32,039)	(250,825)	(2,333,595)
Amortization of note discount and financing costs	—	(94,813)	—	(4,162,312)	(8,923,945)
Gain (loss) on derivative liabilities	926,664	651,046	1,914,782	(2,305,293)	1,778,760
Loss on extinguishment of debt	—	—	—	(6,091,469)	(6,091,469)

Total other income (expense)	1,186,181	478,297	2,598,908	(12,680,577)	(12,953,879)

Loss from Continuing Operations	(6,748,776)	(3,836,099)	(18,506,175)	(28,109,770)	(78,988,674)
Loss from Discontinued Operations of DayStar Solar, LLC	—	—	—	—	(5,714)

Net Loss	$(6,748,776)	$(3,836,099)	$(18,506,175)	$(28,109,770)	$(78,994,388)

Weighted Average Common Shares Outstanding (Basic And Diluted)	33,348,373	15,197,962	33,073,037	14,249,560

Net Loss Per Share (Basic and Diluted)	$(0.20)	$(0.25)	$(0.56)	$(1.97)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2008

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	5,083,258	$50,833	29,000	$290	$22,443,181	$(110,770)	$(10,145,391)	$—	$—	$12,238,143
Exercise of warrants and stock options, 7/05 -12/05 at $6.00—$8.25 per share	1,190,748	11,907	—	—	7,208,295	—	—	—	—	7,220,202
Conversion of Class B common stock	58,000	580	(29,000)	(290)	(290)	—	—	—	—	—
Share-based compensation	38,750	388	—	—	411,912	(292,940)	—	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	—	(3,904,151)

BALANCES, December 31, 2005	6,370,756	63,708	—	—	30,063,098	(403,710)	(10,145,391)	(3,904,151)	—	15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $2.06—$7.50 per share	132,815	1,328	—	—	670,544	—	—	—	—	671,872
Share-based compensation	177,062	1,771	—	—	1,320,949	—	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 -12/06	1,143,036	11,430	—	—	7,366,729	—	—	—	—	7,378,159
Warrants issued for placement of convertible note at $5.38 per share	—	—	—	—	140,419	—	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	—	(20,441,201)

BALANCES, December 31, 2006	7,823,669	$78,237	—	$—	$40,381,871	$—	$(10,145,391)	$(24,345,352)	$—	$5,969,365
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $2.00—$3.45 per share	518,200	5,182	—	—	3,169,135	—	—	—	—	3,174,317
Share-based compensation	196,438	1,965	—	—	4,088,080	—	—	—	—	4,090,045
Issuance of shares pursuant to offering, 2/07 at $2.00 per share	2,500,000	25,000	—	—	4,975,000	—	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $4.25 per share, net of offering costs	17,250,000	172,500	—	—	67,722,418	—	—	—	—	67,894,918
Shares issued in payment of principal and interest on convertible note, 1/07 at $1.49 per share and 2/07 at $2.00 per share	3,875,384	38,754	—	—	7,288,171	—	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $2.00 per share	457,571	4,575	—	—	2,393,096	—	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	—	(36,142,861)

BALANCES, December 31, 2007	32,621,262	$326,213	—	$—	$135,387,049	$—	$(10,145,391)	$(60,488,213)	$—	$65,079,658
Exercise of stock options, 6/08 at $3.14 per share	1,600	16	—	—	5,008	—	—	—	—	5,024
Share-based compensation	816,000	8,160	—	—	3,665,126	—	—	—	—	3,673,286
Other comprehensive income – unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	(17,964)	(17,964)
Net loss	—	—	—	—	—	—	—	(18,506,175)	—	(18,506,175)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(18,524,139)

BALANCES, September 30, 2008	33,438,862	$334,389	—	$—	$139,057,183	$—	$(10,145,391)	$(78,994,388)	$(17,964)	$50,233,829

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to September 30, 2008
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(18,506,175)	$(28,109,770)	$(78,994,388)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,307,672	2,227,082	7,447,624
Share-based compensation	3,673,286	1,514,243	9,343,465
Non-cash interest	—	279,369	1,605,084
Amortization of note discount and non-cash financing costs	—	3,634,439	8,382,245
(Gain) loss on derivative liabilities	(1,914,782)	2,305,293	(1,778,760)
Shares issued for restructuring	—	340,600	1,278,253
Loss on extinguishment of debt	—	6,091,469	6,091,469
Changes in operating assets and liabilities:
Receivables	—	3,906	—
Other assets	(33,675)	2,407,931	(663,586)
Accounts payable and accrued expenses	1,959,171	(62,366)	4,289,394
Deferred rent	705,843	—	705,843
Deferred revenue	(2,333)	(5,249)	217,618

Net cash used in operating activities	(11,810,993)	(9,373,053)	(42,075,739)
Cash Flows from Investing Activities:
Purchase of investments	(47,679,060)	—	(65,336,792)
Proceeds from sale of investments	39,050,000	—	57,412,973
Purchase of equipment and improvements	(14,999,501)	(424,768)	(27,075,771)
Proceeds from sale of assets	—	—	3,120

Net cash used in investing activities	(23,628,561)	(424,768)	(34,996,470)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	5,000,000	78,312,500
Proceeds from issuance of notes	—	9,000,000	24,000,000
Payments on notes and capital leases	(131,307)	(1,601,063)	(11,279,638)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	5,024	1,032,026	8,810,120

Net cash provided by (used in) financing activities	(126,283)	13,430,963	93,500,603

(Decrease) increase in cash and cash equivalents	(35,565,837)	3,633,142	16,428,394
Cash and cash equivalents, beginning of period	61,365,559	2,860,719	9,371,328

Cash and cash equivalents, end of period	$25,799,722	$6,493,861	$25,799,722

Supplemental Cash Flow Information:
Cash paid for interest	$32,039	$141,045

Non-Cash Transactions:
Principal payments on convertible note, in common stock	$—	$7,047,556

Warrants issued for placement of convertible note	$—	$2,057,071

Warrants issued for extinguishment of debt	$—	$722,191

Reclassification of warrant liability upon exercise of warrants	$—	$2,123,241

Financed leasehold improvements	$1,301,661	$—

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at September 30, 2008 and the results of its operations and its cash flows for the nine months ended September 30, 2008 and 2007 and for the period from July 1, 2005 (Inception of the Development Stage) to September 30, 2008.

2. Liquidity and Future Operations:

The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $18.5 million for the nine months ended September 30, 2008. The Company anticipates it will continue to incur losses in the future as it enters commercialization of its products. Commercialization activities will require significant capital expenditures related to the construction of a planned 25 Megawatt (“MW”) production line including the purchase of third-party equipment, build-out of the facilities that will house such equipment, as well as associated development and administrative costs. In order to fund the costs associated with such development, the Company completed a registered public offering during the fourth quarter of 2007 in which it sold 17,250,000 shares of its common stock at $4.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the fees and expenses of the offering. Upon receipt of the proceeds from the offering, the Company re-paid in full $9.2 million of existing indebtedness. The Company is using the remaining net proceeds from this offering to manufacture its proprietary deposition tool, for construction of a planned 25MW capacity manufacturing line, working capital and other general corporate purposes.

The Company’s current business plans include expenditures to continue the development and expansion of its current manufacturing production capability. These activities require the Company to add employees, purchase production equipment, build-out manufacturing facilities, and manufacture deposition equipment.

Commercial shipments from the initial manufacturing line are currently expected to begin in the third quarter of 2009. The Company believes that its current cash on hand provides sufficient funds to produce limited quantities of complete 2’ x 4’ CIGS-on-glass modules. In order to fully build-out its initial manufacturing line and commence commercial shipments of its products as planned for the third quarter of 2009, the Company will require substantial funds beyond its current cash on hand. Given current market conditions, such financing may not be available to the Company on terms that are acceptable to it, if at all, and any new equity financing may be dilutive to stockholders. A wide variety of factors relating to the Company and external conditions could adversely affect its ability to secure additional funding to expand manufacturing capacity and commence commercial shipments as planned, and the terms of any funding that it secures.

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

Investments—The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of securities at the time of purchase. All securities held by the Company as of September 30, 2008 consisted of short-term Treasury Notes and Bills and are classified as available-for-sale. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated Other Comprehensive Income (Loss) in the stockholders’ equity section of the Balance Sheets. Realized gains and losses on sales of all such securities, computed using the specific identification cost method, are included in Other Income (Expense) in the Statements of Operations. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established.

Property and Equipment—Property and equipment is stated at cost. Depreciation is computed using the straight-line and an accelerated method over estimated useful lives of 3 to 7 years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

Revenue Recognition—The Company recognizes revenue in accordance with Securities and Exchange Commission (the “SEC”)’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Since inception of the development stage on July 1, 2005, the Company has earned minimal amounts of product revenue.

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria, as defined, over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company recorded deferred revenue of $420,000 as of September 30, 2008.

Income Taxes—The Company follows SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

There was no cumulative effect adjustment to retained earnings required related to the adoption of FIN 48. There were no unrecognized tax benefits at September 30, 2008. It is possible that the amount of unrecognized tax benefits could change in the next 12 months; however the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company recognizes accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. There was no accrued interest or penalties recognized as of September 30, 2008.

Share-Based Compensation—Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Company follows the SEC’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), as amended by Staff Accounting Bulletin No. 110 (“SAB 110”), which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Company estimates the expected term, which represents the period of time from the grant date that the Company expects its stock options to remain outstanding, using the simplified method as permitted by SAB 107 and SAB 110. Under this method, the expected term is estimated as the mid-point between the time the options vest and their contractual terms. The Company continues to apply the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms due to the limited period of time its equity shares have been publicly traded and the limited number of its options which have so far vested and become eligible for exercise.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in the Company’s Statements of Operations for the three and nine months ended September 30, 2008 and 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense for the three and nine months ended September 30, 2008 and 2007 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Share-based compensation:
Selling, general and administrative	$347,306	$294,341	$1,953,438	$1,014,920
Research and development	747,509	157,820	1,719,848	499,323

Total share-based compensation	$1,094,815	$452,161	$3,673,286	$1,514,243

During the nine months ended September 30, 2008, the Company granted options to purchase 2,764,756 shares of common stock at prices ranging from $2.80 and $6.53 per share, all with a contractual life of ten years. Options to purchase 1,433,904 shares of common stock were forfeited during the nine months ended September 30, 2008. Additionally, there were 835,000 shares of restricted stock granted and 19,000 shares of restricted stock forfeited during the nine months ended September 30, 2008.

Subsequent to September 30, 2008 and through the date of this filing, the Company has issued to its employees an aggregate of 87,800 options to purchase common stock. There were no subsequent issuances of restricted stock as of the date of this filing.

Comprehensive Income (Loss)—SFAS No. 130 “Reporting Comprehensive Income” requires the Company to display comprehensive income (loss) and its components as part of the financial statements. Accumulated other comprehensive loss as of September 30, 2008 of $17,964 represents unrealized losses on available-for-sale securities.

The changes in other comprehensive income for the three and nine months ended September 30, 2008 and 2007 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(6,748,776)	$(3,836,099)	$(18,506,175)	$(28,109,770)
Change in net unrealized loss on available-for-sale securities	(71,901)	—	(17,964)	—

Comprehensive loss	$(6,820,677)	$(3,836,099)	$(18,524,139)	$(28,109,770)

Derivative Stock Warrants—The Company is accounting for free-standing warrants issued in May 2006 and February 2007 in connection with a convertible note, as derivative liabilities in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of Conventional Convertible Debt Instrument” in Issue No. 00-19,” due to the potential for cash settlement. In the event of a change in control of the Company, warrant holders having the right to purchase 600,003 shares of the Company’s common stock would have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. Therefore, in accordance with SFAS 133, the warrant liabilities are adjusted to their fair value at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the warrants and the change in fair value each period is reported as gain or loss on derivative liabilities. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the value of the Company’s common stock on the NASDAQ Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the value of the Company’s common stock on the NASDAQ Capital Market.

The liability on the balance sheet at September 30, 2008 represents the amount of potential cash settlement due to the warrant holders in the event of a change in control, and the change in the liability since December 31, 2007 is summarized as follows:

Stock Warrant Liability
Balance, December 31, 2007	$2,771,090
Change in fair value	(1,914,782)

Balance, September 30, 2008	$856,308

Reclassifications—Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation. Such reclassifications had no impact on net loss.

Impact of Recently Issued Accounting Pronouncements –

SFAS No. 141 (revised 2007), “Business Combinations.” In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, intellectual property research and development, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of this new standard but currently does not anticipate a material impact on its financial statements as a result of the implementation of SFAS 141R.

SFAS No. 157, “Fair Value Measurements.” Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$8,066,096	$—	$—	$8,066,096
U.S. Treasury obligations	15,267,067	—	—	15,267,067

	$23,333,163	$—	$—	$23,333,163

Financial liabilities:
Derivative stock warrants	$—	$856,308	$—	$856,308

The adoption of this statement for financial assets and liabilities, effective January 1, 2008, did not have a material impact on the Company’s financial statements. The Company continues to evaluate the impact of adopting this statement for the nonfinancial items deferred until January 1, 2009.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The Company adopted SFAS 159 on January 1, 2008. The impact of this new standard did not have a material impact on its financial statements.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for the Company beginning January 1, 2009. The Company currently does not believe the adoption of SFAS 160 will have a material effect on its financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” In March 2008, The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company is evaluating the impact of this new standard but currently does not anticipate a material impact on its financial statements as a result of the implementation of SFAS 161.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.“ In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on the preparation of its financial statements.

4. Investments

The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of securities at the time of purchase. All securities held by the Company as of September 30, 2008 consisted of short-term Treasury Notes and Bills and are classified as available-for-sale. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated Other Comprehensive Income (Loss) in the stockholders’ equity section of the Balance Sheets. Realized gains and losses on sales of all such securities, computed using the specific identification cost method, are included in Other Income (Expense) in the Statements of Operations. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established.

A summary of available-for-sale securities as of September 30, 2008 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$8,629,060	$31,223	$(49,187)	$8,611,096

5. Commitments and Contingencies

Lease Payable

On April 29, 2008, the Company signed a 10-year lease for approximately 144,000 square feet of manufacturing and office space in Newark, California. The lease commenced on September 15, 2008 and the initial term of the lease expires on September 14, 2018. The Company has two options to extend the lease by five years each at the completion of the initial term.

This lease is being accounted for as an operating lease. Monthly base rental payments of $74,593 begin March 15, 2009. The monthly base rental payments increase at the beginning of each year during the initial term of the lease. The total minimum rental obligation over the initial term of the lease is approximately $17.5 million. As the Company took possession of the property in May 2008, it will record the straight-lined rent expense commencing May 2008 and throughout the initial lease term. The Company recorded rent expense related to this lease of $423,506 and $705,843 during the three and nine-months ended September 30, 2008, respectively. This resulted in a deferred rent liability of $705,843, in the long-term liabilities section of the Company’s balance sheet as of September 30, 2008, excluding landlord provided tenant improvement financing described below.

Under the terms of the lease, the landlord will finance up to $2,156,115 of the cost of leasehold improvements incurred by the Company during the first thirty-six months of the initial lease term. In accordance with the terms of the lease, any amounts financed under this arrangement will be amortized over the remaining initial term of the lease, beginning in March 2009. The amount of tenant improvements financed plus interest at a rate of 9% will be repaid monthly, as additional rent, over the remaining initial lease term beginning March 15, 2009. As such, the Company has recorded leasehold improvements of $1,301,661 as of September 30, 2008, representing the amount of tenant improvements financed by the landlord as of such date. The Company recorded corresponding deferred rent liabilities of $79,927 in the current liabilities section and $1,221,734 in the long-term liabilities section of the balance sheet as of September 30, 2008.

Future minimum lease payments under this lease, including repayments of tenant improvement financing provided by the landlord, as of September 30, 2008, are as follows:

Year Ending December 31,	Amount
2008	$—
2009	975,711
2010	1,436,436
2011	1,608,925
2012	1,838,910
Thereafter	12,946,576

Total	$18,806,558

Commitments

At September 30, 2008, commitments under outstanding purchase orders for equipment and improvements were approximately $24.0 million. Such commitments are primarily related to manufacturing equipment which are expected to be delivered throughout 2009, with remaining payments due upon delivery and acceptance. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers.

6. Stockholder Rights Plan

On May 6, 2008, the Company’s Board of Directors adopted a Stockholder Rights Plan, declaring that each stockholder of record as of the close of business on May 7, 2008 receive a dividend of one right for each outstanding share of common stock held. The dividend entitles the registered holder to purchase one ten-thousandth (1/10,000) of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, $0.01 per share par value, at a price of $27.00 per unit, subject to adjustment. The stockholder rights are not exercisable until the close of business on the tenth calendar day following (i) a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock or (ii) the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming the beneficial owner of 15% or more of the Company’s common stock. The rights will expire on May 7, 2010, unless previously redeemed or exchanged by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in our registration statement on Form S-3 filed on July 8, 2008, as well as Part II, Item 1A below.

Overview

We have developed a proprietary thin film deposition technology for solar photovoltaic, or PV, products that we believe will allow us to achieve a total module manufacturing cost per watt of less than $1.00. We are utilizing our proprietary single-stage sputtering deposition process to apply high-efficiency copper indium gallium selenide, or CIGS, semiconductor material over large area substrates in a continuous fashion. Through our proprietary deposition process, we have achieved greater than 14% cell efficiencies over large areas on CIGS PV devices. We have developed a commercial scale proprietary deposition tool and intend to integrate this tool with commercially available thin film manufacturing equipment, which will provide us with a critically differentiated manufacturing process. We believe this approach will allow us to achieve commercial-scale production capacity with fewer potential line initialization difficulties.

We intend to manufacture monolithically integrated CIGS-on-glass modules to address near-term market opportunities, including grid-tied centralized utility markets, as well as grid-tied decentralized markets. We have begun installation of a planned 25 megawatt, or MW capacity manufacturing line, and expect commercial shipments to begin in 2009. However, we will require substantial funds beyond our current cash on hand in order to fully build-out our first production line, to commence and support commercial production and to fund future operations. We are currently considering various alternatives to secure the necessary additional financing to maintain our production scale-up and commercialization plans. To facilitate our entry into the addressable solar PV market, we have entered into a contract with Blitzstrom GmbH, a leading thin film solar PV integrator, that commits Blitzstrom to purchase a minimum of 50% of our production through 2011, subject to these products meeting defined performance criteria.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosures. A summary of those accounting policies can be found in the notes to the financial statements set forth in our Annual Report on Form 10-KSB filed on March 31, 2008. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

Investments. We account for investments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of securities at the time of purchase. All securities held by the Company as of September 30, 2008 consisted of short-term Treasury Notes and Bills and are classified as available-for-sale. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated Other Comprehensive Income in the stockholders’ equity section of the Balance Sheets. Realized gains and losses on sales of all such securities, computed using the specific identification cost method, are included in Other Income (Expense) in the Statements of Operations. We evaluate declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established.

Revenue Recognition. We recognize revenue in accordance with Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition,” or SAB 104. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Since inception of the development stage on July 1, 2005, we have earned minimal amounts of product revenue.

Since inception of the development stage on July 1, 2005, our principal source of revenue has been from government funded research and development contracts and grants. Grant revenue is recognized when we fulfill obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require us to maintain specified employment criteria over a five year period. If we fail to meet the specified criteria, we must repay the unearned portion of the grant. As a result, we recorded deferred revenue of $420,000 as of September 30, 2008.

Property and Equipment. Property and equipment is stated at cost. Depreciation is computed using the straight-line and an accelerated method over estimated useful lives of three to seven years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

Share-Based Compensation. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, we follow the SEC’s SAB No. 107 “Share-Based Payment,” as amended by SAB 110, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in our statements of operations for the three and nine months ended September 30, 2008 and 2007 included (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R), and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Derivative Stock Warrants. Certain terms in the convertible note (“Note”) and related documents entered into on May 25, 2006, as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” and any changes in fair value reported as a gain or loss on derivative liabilities in our statement of operations. The Black-Scholes option-pricing model is used to estimate the warrant fair values. Upon a change of control of our company, warrant holders having the right to purchase 600,003 shares of common stock would have the right to require us to repurchase the warrants from them at a purchase price equal to the Black-Scholes value of the unexercised portion of the warrants. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the sales price of our common stock on the NASDAQ Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the sales price of our common stock on the NASDAQ Capital Market.

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and 2007

Certain reclassifications have been made to the 2007 financial information to conform to the 2008 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $5,135,579 for the three months ended September 30, 2008 compared to $2,219,404 for the three months ended September 30, 2007, an increase of $2,916,175 or 131%. These expenses increased primarily due to the ramp up of development efforts for our monolithically integrated CIGS-on-glass modules and the manufacturing processes we will utilize for this product. We have hired several key individuals required for such development efforts and are currently in the process of constructing our initial manufacturing line in order to commercialize our products. As such, we experienced an increase in personnel-related costs, including an increase in share-based compensation expense of $589,689, as well as an overall increase in operational expenses for materials and supplies in this area.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2,016,110 for the three months ended September 30, 2008 compared to $1,123,402 for the three months ended September 30, 2007, an increase of $892,708 or 79%. The increase in selling, general and administrative expenses was due primarily to an increase in personnel in support of the development efforts of our CIGS PV products and manufacturing processes and construction of our initial manufacturing line to commercialize such products, as well as additional consulting and professional fees during the period. Selling, general and administrative expenses included share-based compensation of $347,306 and $294,341 for the three months ended September 30, 2008 and 2007, respectively.

Restructuring. There were no restructuring expenses for the three months ended September 30, 2008. There was $201,855 in restructuring expenses for the three months ended September 30, 2007. The expense in 2007 related to our change in business strategy to focus on the commercialization of monolithically integrated CIGS-on-glass modules and the transition of our corporate headquarters to California.

Depreciation and amortization expenses. Depreciation and amortization expenses were $783,268 for the three months ended September 30, 2008 compared to $769,735 for the three months ended September 30, 2007, an increase of $13,533. Depreciation and amortization expenses remained consistent year over year as a full period of depreciation expense was incurred in each quarter on depreciable assets, primarily equipment utilized in the development of our CIGS PV products and manufacturing processes. The depreciable basis of such assets did not significantly increase during this comparative period. The overall increase in property and equipment on our balance sheet during the period was due primarily to the acquisition of and initial costs incurred for certain equipment required for the construction of our initial manufacturing line as well as certain development tools utilized in the scale-up of our deposition process. These items are classified as construction in progress until they are placed in service and therefore have no current impact on depreciation expense.

Other income. Other income was $268,394 for the three months ended September 30, 2008 compared to $44,563 for the three months ended September 30, 2007, an increase of $223,831. We experienced a significant increase in cash with the completion of a secondary offering in the fourth quarter of 2007, which resulted in an increase in interest income during the third quarter of 2008 as compared with the third quarter of 2007.

Interest expense. Interest expense was $8,877 for the three months ended September 30, 2008 compared to $122,499 for the three months ended September 30, 2007, a decrease of $113,622. The decrease in interest expense was primarily due to the decrease in outstanding notes and capital leases during the period.

Amortization of note discount and financing costs. There was no amortization of note discount and deferred financing costs for the three months ended September 30, 2008. Amortization of note discount and financing costs was $94,813 for the three months ended September 30, 2007. The Note contained a beneficial conversion feature as well as warrants issued to the original holder of the Note. The aggregate fair value of the conversion feature and warrants represented a discount to the Note, totaling $5.3 million and was amortized using the effective interest method over the life of the Note. The financing costs related to the Note were capitalized and amortized over the life of the Note as well. As the Note was converted to common stock during the first quarter of 2007, all unamortized note discount and remaining deferred financing costs at the time of the conversion were expensed.

Gain (loss) on derivative liabilities. Gain on derivative liabilities was $926,664 for the three months ended September 30, 2008 compared to a gain on derivative liabilities of $651,046 for the three months ended September 30, 2007. The warrants issued in conjunction with the Note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the warrant liability and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the warrant liability and a loss on derivative liabilities. During the three months ended September 30, 2008 and 2007, our common stock price decreased which caused a decrease in the fair value of the warrant liability.

Comparison of the Nine Months Ended September 30, 2008 and 2007

Certain reclassifications have been made to the 2007 financial information to conform to the 2008 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $11,991,015 for the nine months ended September 30, 2008 compared to $7,159,576 for the nine months ended September 30, 2007, an increase of $4,831,439 or 67%. These expenses increased primarily due to the ramp up of development efforts for our monolithically integrated CIGS-on-glass modules and the manufacturing processes we will utilize for this product. We have hired several key individuals required for such development efforts and are currently in the process of constructing our initial manufacturing line in order to commercialize our products. As such, we experienced an increase in personnel-related costs, including an increase in share-based compensation expense of $1,220,525, as well as an overall increase in operational expenses for materials and supplies in this area.

Selling, general and administrative expenses. Selling, general and administrative expenses were $6,806,396 for the nine months ended September 30, 2008 compared to $4,286,315 for the nine months ended September 30, 2007, an increase of $2,520,081 or 59%. The increase in selling, general and administrative expenses was primarily due to the increase in personnel, as well as, an increase in consulting and professional fees. These increases correspond with our ramp up of development efforts of our CIGS PV products and manufacturing processes and construction of our initial manufacturing line to commercialize such products. Additionally, we experienced an increase of $938,518 in share-based compensation provided to selling, general and administrative personnel.

Restructuring. There were no restructuring expenses for the nine months ended September 30, 2008. There was $1,756,220 in restructuring expenses for the nine months ended September 30, 2007. The expense in 2007 primarily related to charges incurred in connection with the restructuring of a $15 million convertible note issued in 2006 as well as our change in business strategy to focus on the commercialization of monolithically integrated CIGS-on-glass modules and the transition of our corporate headquarters to California.

Depreciation and amortization expenses. Depreciation and amortization expenses were $2,307,672 for the nine months ended September 30, 2008 compared to $2,227,082 for the nine months ended September 30, 2007, an increase of $80,590. Depreciation and amortization expenses remained consistent year over year as a full period of depreciation expense was incurred each period on depreciable assets, primarily equipment utilized in the development of our CIGS PV products and manufacturing processes. The depreciable basis of such assets did not significantly increase during this comparative period. The overall increase in property and equipment on our balance sheet during the period was due primarily to the acquisition of and initial costs incurred for certain equipment required for the construction of our initial manufacturing line as well as certain development tools utilized in the scale-up of our deposition process. These items are classified as construction in progress until they are placed in service and therefore have no current impact on depreciation expense.

Other income. Other income was $716,165 for the nine months ended September 30, 2008 compared to $129,322 for the nine months ended September 30, 2007, an increase of $586,843. We experienced a significant increase in cash with the completion of a secondary offering in the fourth quarter of 2007, which resulted in an increase in interest income during the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007.

Interest expense. Interest expense was $32,039 for the nine months ended September 30, 2008 compared to $250,825 for the nine months ended September 30, 2007, a decrease of $218,786. The decrease in interest expense was primarily due to the restructuring and conversion to equity in the first quarter of 2007, of the Note, as well as the decrease in outstanding notes and capital leases during the period.

Amortization of note discount and financing costs. There was no amortization of note discount and deferred financing costs for the nine months ended September 30, 2008. Amortization of note discount and financing costs was $4,162,312 for the nine months ended September 30, 2007. The Note contained a beneficial conversion feature as well as warrants issued to the original holder of the Note. The aggregate fair value of the conversion feature and warrants represented a discount to the Note, totaling $5.3 million and was amortized using the effective interest method over the life of the Note. The financing costs related to the Note were capitalized and amortized over the life of the Note as well. As the Note was converted to common stock during the first quarter of 2007, all unamortized note discount and remaining deferred financing costs at the time of the conversion were expensed.

Gain (loss) on derivative liabilities. Gain on derivative liabilities was $1,914,782 for the nine months ended September 30, 2008 compared to a loss on derivative liabilities of $2,305,293 for the nine months ended September 30, 2007. The warrants issued in conjunction with the Note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the warrant liability and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the warrant liability and a loss on derivative liabilities. During the nine months ended September 30, 2008, our common stock price decreased which caused a reduction in the fair value of the warrant liability.

Loss on extinguishment of debt. There was no loss on extinguishment of debt for the nine months ended September 30, 2008. There was a loss of $6,091,469 for the nine months ended September 30, 2007. The loss in 2007 was due to the excess of the consideration in the form of cash payments, shares of common stock and additional Class A Warrants provided to the original holder of the Note for payment of the outstanding principal and accrued interest on the Note.

Liquidity and Capital Resources

Liquidity. At September 30, 2008, our cash, cash equivalents and short-term investments totaled $34.4 million. During the fourth quarter of 2007, we completed a registered public offering in which we sold 17,250,000 shares of our common stock at $4.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the fees and expenses of the offering. Upon receipt of the proceeds from the offering, we repaid in full, $9.2 million of existing indebtedness. We are using the remaining net proceeds from this offering to manufacture our proprietary deposition tool, for construction of a planned 25MW capacity line, working capital and other general corporate purposes.

We are in the development stage, and as such, have historically reported net losses, including a net loss of approximately $18.5 million for the nine months ended September 30, 2008. We anticipate continuing to incur losses in the future as we transition to commercialization. We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future.

In 2008, we have ramped up operations by increasing headcount with the hiring of several key personnel and incurring significant capital expenditures required to transition from a development stage company to commercialization. We continue to develop our monolithically integrated CIGS-on-glass modules as well as the associated manufacturing technologies to commercialize this product. As discussed above, we are constructing our first manufacturing line. Commercial shipments from our initial manufacturing line are currently expected to be made in the third quarter of 2009. We believe that our current cash on hand provides sufficient funds to produce limited quantities of complete 2’ x 4’ CIGS-on-glass modules. However, we will require substantial funds beyond our current cash on hand in order to fully build-out our first production line and commence commercial shipments as currently planned for the third quarter of 2009. Given current market conditions, such financing may not be available to us on terms that are acceptable to us, if at all, and any new equity financing may be dilutive to our stockholders. A wide variety of factors relating to us including those described in the section entitled “Risk Factors” in Part II Item 1A below, as well as external conditions could adversely affect our ability to secure additional funding to expand manufacturing capacity and the terms of any funding that we secure.

During the first nine months of 2008, we spent cash of approximately $11.8 million on operating expenses for research and development, and selling, general and administrative costs, as well as approximately $15.0 million on capital expenditures. Such capital expenditures included costs associated with the construction of our prototype proprietary deposition tool and other research and development equipment, as well the costs associated with the construction of our initial manufacturing line. The cash burn rate has increased in 2008 due to the ramp up of commercialization efforts. If we are unable to obtain additional financing, we are prepared to take appropriate measures to preserve our cash currently on-hand, and focus our efforts in the near-term on demonstrating our ability to produce complete 2’ x 4’ CIGS-on-glass modules using our proprietary deposition process in the first quarter of 2009.

Capital Resources. We have historically financed our operations primarily from proceeds of the sale of equity securities and revenues or funds received under research and development contracts and grants. We presently do not have any bank lines of credit that provide us with an additional source of debt financing.

We believe that our current cash on hand provides sufficient funds to produce limited quantities of complete 2’ x 4’ CIGS-on-glass modules beginning in the first quarter of 2009. However, we will require substantial funds beyond our current cash on hand in order to fully build-out our first production line and commence commercial shipments as currently planned for the third quarter of 2009. We believe that successful demonstration of our commercial grade proprietary deposition tool, combined with our ability to produce complete 2’ x 4’ CIGS-on-glass modules, should facilitate our ability to secure additional financing. Given current market conditions, such financing may not be available to us on terms that are acceptable to us, if at all, and any new equity financing may be dilutive to our stockholders. Additionally, if we complete a financing transaction that meets certain criteria prior to August 31, 2012, we must offer to issue warrants to purchase an aggregate of 1,110,041 shares of common stock at an exercise price of $4.89 per share to certain of our stockholders pursuant to amended registration rights agreements entered into in August 2007. A wide variety of factors relating to our company including those described in the section entitled “Risk Factors” in Part II Item 1A below, and external conditions could adversely affect our ability to secure funding to expand our manufacturing capacity and the terms of any funding that we secure.

Commercial shipments from our initial manufacturing line are currently expected to begin in the third quarter of 2009. In order to achieve profitability, we will have to expand our manufacturing capacity beyond our initial 25MW manufacturing line. We have the ability to expand our capacity in our Newark, California facility to approximately 100MW. However, this expansion to 100MW will require substantial additional funds beyond those needed to get our first manufacturing line in operation. One significant factor in achieving long term market success is reducing the cost per watt for our panels to below $1.00 per watt. We believe that at a capacity of 100MW, we will have the ability to reduce the cost of our 2’ x 4’ CIGS-on-glass modules to approximately $1.00 per watt.

Commitments. At September 30, 2008, we had approximately $24.0 million in commitments under outstanding purchase orders for equipment and improvements. Such commitments are primarily related to manufacturing equipment which we expect to be delivered throughout 2009, with remaining payments due upon delivery and acceptance. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements included in our Annual Report on Form 10-KSB.

Off-Balance Sheet Arrangements. Our only off-balance sheet obligations are for operating leases and certain other commitments entered into in the ordinary course of business.

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

On April 29, 2008, we signed a 10-year lease for approximately 144,000 square feet of manufacturing and office space in Newark, California. The initial term of this lease expires on August 31, 2018. The Company has two options to extend the lease by five years each at the completion of the initial term. Monthly rental payments of $74,593 begin March 1, 2009. The monthly rental payments increase at the beginning of each year during the initial term of the lease.

As discussed under Commitments, at September 30, 2008, we had approximately $24.0 million in commitments under outstanding purchase orders for equipment and improvements. Such commitments are primarily related to manufacturing equipment which we expect to be delivered throughout 2009, with remaining payments due upon delivery and acceptance.

Item 4T.	Controls and Procedures

a. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at September 30, 2008 and concluded that such controls and procedures were effective.

b. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

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

In assessing these risks you should also refer to the other information contained in or incorporated by reference to this Quarterly Report on Form 10-Q, including our financial statements and the related notes, as well as the risk factors discussed in our registration statement on Form S-3 filed with the SEC on July 8, 2008. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We have updated the following risk factors for the period ended September 30, 2008 to reflect changes to the risk factors as disclosed in our registration statement on Form S-3 filed with the SEC on July 8, 2008.

We have incurred net losses since our inception and anticipate continued net losses as we execute our commercialization plan.

Since our inception, we have incurred net losses, including net losses of $18.5 million and $28.1 million for the nine months ended September 30, 2008 and 2007, respectively, and have incurred negative cash flows from operations. As a result of ongoing losses, we had an accumulated deficit of approximately $89.1 million as of September 30, 2008. We expect to continue to incur significant losses over at least the next two years and may never achieve or maintain profitability. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase as we continue to develop our manufacturing technologies, build manufacturing lines, establish our sales and distribution network, implement internal systems and infrastructure and hire additional personnel. We are making large cash deposits with equipment suppliers in connection with building our initial manufacturing line. As we do not expect to become profitable until after we expand capacity beyond our first 25MW commercial manufacturing line, if ever, we will be unable to satisfy our obligations solely from cash generated from operations. If, for any reason, we are unable to make required payments under our obligations, one or more of our creditors may take action to collect their debts. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

To fund our expansion plan and future operations, we must raise additional funds on terms that may not be favorable to us.

We will require substantial funds beyond our current cash on hand in order to fully build-out our first production line, to commence and support commercial production as currently planned, to fund future operations, and to expand our capacity beyond our first production line. We are currently considering various alternatives to secure the necessary additional financing to maintain our production scale-up and commercialization plans. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. Given the current market conditions, we cannot provide assurance that such financing will be available on terms favorable to the company, or at all. If we fail to raise adequate funds on terms acceptable to us, we will be required to delay or terminate certain of our scale-up and commercialization activities and otherwise scale-back our operations; or merge, consolidate or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

We are a development company, have not generated any revenue from operations and currently have no commercial products.

Commercializing our products depends on a number of factors, including the following:

•	successfully completing the construction and implementation of our first commercial-scale CIGS sputter deposition tool;

•	completing the build-out of our initial production line;

•	completing, refining and managing our supply chain and distribution channel

The completion of these tasks as necessary to commence commercialization will require additional funding. In addition, our technology uses our proprietary deposition process, and there may be technical barriers to the development of our products and processes. Development of tools and our manufacturing processes may not succeed or may be significantly delayed. Our products will be produced through a manufacturing process that we have not yet constructed or tested on a commercial scale. If we fail to successfully develop our thin film manufacturing process or incur significant delays in development, we will be unable to commercialize our products as anticipated. This would materially and adversely affect our business and financial condition. If adequate funds are not available, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. Any of these factors could harm our business and financial condition.

If we experience significant delays, cost overruns and technical difficulties in establishing commercial manufacturing capacity in California, our business and financial condition could be materially and adversely harmed.

If we are unable to complete the installation of equipment in our California manufacturing facility and build-out our initial production line, we will not be able to execute our commercialization plans and we may never achieve profitability. The build-out of our manufacturing facility and construction of our initial manufacturing line is subject to significant risks, including risks of delay, equipment problems, cost overruns and other start-up and operating difficulties. If we experience any of these or similar difficulties, we may be unable to complete our manufacturing line and our business and financial condition could be materially and adversely harmed.

We will need to expand our manufacturing capacity beyond our proposed 25MW line in order to achieve industry competitive targets and to achieve profitability.

Even if we are successful in commencing commercial shipments from our initial 25MW production line, our current plan contemplates the expansion of our capacity to 100MW in order to commercialize at sufficient scale to achieve industry competitive cost per watt targets and profitability. The build out of this capacity will require substantial additional capital. A wide variety of factors relating to our company and external conditions could adversely affect our ability to secure funding to expand our manufacturing capacity and the terms of any funding that we secure. Given the current market conditions, we cannot provide assurance that such financing will be available on terms favorable to us, or at all.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on September 22, 2008. Voting common stockholders took the following action at the meeting:

1.	The stockholders elected the following nominees to the Board of Directors to serve until the Annual Meeting of Stockholders in 2009 or until their respective successors are elected and qualified:

Name	Shares Voted for	Shares Withheld	Shares Abstaining	Broker Non - Votes
Randolph A. Graves, Jr.	22,400,008	840,357	—	—
Stephan J. DeLuca	22,424,465	815,900	—	—
Robert G. Aldrich	22,415,278	825,087	—	—
Kevin S. Flannery	22,120,360	1,120,005	—	—
Richard Nevins	22,218,860	1,021,505	—	—
Scott M. Schecter	22,424,010	816,355	—	—

2.	To approve the amendment of the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock from 60,000,000 to 120,000,000.

For	21,691,417
Against	1,325,545
Abstain	223,402
Broker non-vote	—

3.	To approve the amendment and restatement of the Company’s 2006 Equity Incentive Plan.

For	9,509,489
Against	1,201,506
Abstain	206,405
Broker non-vote	12,322,965

4.	To ratify selection by the Audit Committee of the Board of Directors of Hein & Associates LLP as independent auditors of the Company for its fiscal year ending December 31, 2008.

For	22,739,360
Against	373,839
Abstain	127,166
Broker non-vote	—

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3 (2)	Amended and Restated Bylaws.

3.4(3)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock.

4.1(3)	Stockholder Rights Agreement, dated as of May 6, 2008 between the Company and Computershare Trust Company, N.A., as Rights Agent.

4.2(4)	Form of Common Stock Certificate.

4.3(4)	Form of Class A Public Warrant.

4.4(4)	Form of Class B Public Warrant.

4.5(4)	Form of Unit Certificate.

4.6(4)	Form of Warrant Agent Agreement.

4.7(4)	Form of Representative’s Warrant.

10.1(5)	Lease Agreement between the Company and BMR-Gateway Boulevard LLC dated April 29, 2008.

10.2(6)	Amended and Restated 2006 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.

(3)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.

(4)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2008.

(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 26, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: November 14, 2008	By:	/s/ STEPHAN J. DELUCA
Stephan J. DeLuca
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	By:	/s/ WILLIAM STECKEL
William Steckel
Chief Financial Officer
(Principal Financial and Accounting Officer)