Form 10-K
period 2008-12-31
DAYSTAR TECHNOLOGIES INC
filed 2009-03-16
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File No. 001-34052

DayStar Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1390053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2972 Stender Way Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

(408) 907-4600

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Capital Market
Class B Non-redeemable Public Warrant right to purchase one share of Common Stock

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $100,381,087, computed by reference to the last sale price of the common stock on that date as reported by The Nasdaq Capital Market. Excludes an aggregate of 11,298,635 shares of the registrant’s common stock held by officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2008, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2008 if such stockholder (i) beneficially owned 5% or more of the registrant’s common stock, as determined based on public filings, and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at June 30, 2008. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 9, 2009, there were 33,488,862 shares of the registrant’s common stock outstanding.

DAYSTAR TECHNOLOGIES, INC.

Annual Report on Form 10-K

Year Ended December 31, 2008

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, among others, risks relating to our ability to raise additional funds in the near term to fund our expansion plan and continue our operations; risks related to the development of our copper indium gallium diselenide (“CIGS”) solar photovolatic (“PV”) products and manufacturing processes to produce such products; risks related to delivery of our products to customers, including product reliability, conversion efficiency, customer acceptance and product cost; market acceptance of CIGS; intense competition in the solar energy field; our history of losses; the historical volatility of our stock prices; general market conditions; and other factors referred to in Item 1A—“Risk Factors.”

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this Annual Report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements that reflect our current expectations about our future results, performance, prospects and opportunities. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

ii

PART I

Item 1.    Business

Overview

We have developed a proprietary thin film deposition technology for solar photovoltaic (“PV”) products. We utilize a proprietary one-step sputter deposition process and have manufactured a commercial scale deposition tool to apply high-efficiency copper indium gallium diselenide (“CIGS”) material over large area glass substrates in a continuous fashion. We intend to integrate this tool with commercially available thin film manufacturing equipment, which will provide us with a critically differentiated manufacturing process to produce low-cost monolithically integrated, CIGS-on-glass modules that address the grid-tied, ground-based PV market.

We believe this proprietary deposition process, when operated at an annual capacity of approximately 100 megawatts, will enable us to achieve a total module manufacturing cost of less than $1.00 per watt. This cost would be competitive with the lowest in the solar PV industry. Using this approach, we have achieved greater than 14% cell efficiencies over large areas on CIGS PV devices, and we believe that this approach will enable us to reach module efficiencies greater than 13%.

We have initiated construction of our first module production line, and we are targeting commercial shipments beginning in late 2009. To facilitate our entry into the addressable solar PV market, we have entered into a contract with Blitzstrom GmbH, one of the world’s leading thin film solar PV integrators, that commits Blitzstrom to purchase a minimum of 50% of our production through 2011, subject to these products meeting defined performance criteria. We have also signed a Letter of Intent with juwi Solar, who is interested in purchasing up to 25% of our production through 2011.

In October 2007, we completed a follow-on public offering in which we sold 17,250,000 shares of our common stock. Our net proceeds from the offering were approximately $68 million. We have used these proceeds to develop our proprietary deposition process, to build our prototype and commercial scale deposition tools, and to begin installation of our first production line. In the near term, we will require substantial funds beyond our current cash on hand in order to fully build-out our first production line, to commence and support commercial production as currently planned, to fund future operations, and to expand our capacity beyond our first production line.

Strategies

Our goal is to be a leading supplier of solar PV modules by becoming one of the lowest cost-per-watt commercial-scale solar manufacturers. We intend to pursue the following strategies to achieve this goal:

•

Address the existing solar PV market using monolithic CIGS-on-glass. DayStar’s product strategy targets high-performance, low-cost CIGS-on-glass modules to meet the demands of the large and rapidly growing PV utility market. The CIGS module design is ‘plug-and-play’ compatible with the leading thin film PV module supplier. Utilizing approximately the same form factor, current-to-voltage ratio, weight and components used in existing panels will enable rapid market acceptance by providing compatibility with mounting, wire harnessing and logistics systems currently used in the market. We intend to address the significant unmet demand for solar PV modules by constructing module manufacturing lines using commercially available equipment in conjunction with our proprietary deposition tool to produce CIGS-on-glass modules.

•

Pursue strategic partnerships. The financial crisis has adversely affected the ability of companies such as DayStar to raise the capital required to develop its production capabilities. DayStar has embarked on a formal process to form strategic partnerships that will allow us to continue building our production line and assist in future expansions of production capacity. In November 2008, we engaged a financial advisor to assist us in exploring select strategic transactions.

•	Pursue customer relationships. We have a contract with Blitzstrom GmbH that commits Blitzstrom to purchase a minimum of 50% of our production through 2011, subject to these products meeting defined performance criteria. We will continue to work with other industry-leading strategic partners with similar needs and capabilities to generate future sales. We have also signed a Letter of Intent with juwi Solar, who is interested in purchasing up to 25% of our production through 2011.

•

Expand production capacity using replicable production facilities. Once we have demonstrated targeted operating metrics, we intend to add manufacturing equipment that would bring our first facility to a nameplate 100MW capacity. Further expansions would replicate the 100MW line in other locations.

•	Continue to reduce costs. We have identified specific steps in the manufacturing process that would allow us to reduce both the capital cost and operating cost of production.

•

Leverage management’s expertise in direct deposition manufacturing lines. Our management team has a proven track record of process development, production tool development and commercial-scale manufacturing. We plan to leverage their extensive experience in the semiconductor, solar and disk drive industries. We also have equipment engineering expertise in-house with experience in developing and building commercial-scale deposition tools.

The Photovoltaic Industry

The solar photovoltaic market has experienced rapid growth of more than 40% per year over the past five years, but remains in its infancy, with just under 0.1% of the world’s sources of electricity coming from the sun. The high growth is largely driven by government policies, so the largest markets are located in Germany, Spain, Japan, United States, and Italy where the incentives are most favorable. Although public support for solar subsidies appears to remain positive, the expectation of policy makers is that as the industry develops, costs decline so that solar electricity becomes competitive with conventional electricity sources. Achieving this ‘grid parity’ opens up a much larger market opportunity.

Photovoltaic Systems

The PV effect is the term used to describe the absorption of light and its conversion to electrical power by solar cells. Most commercial solar modules are made of the semiconductor material silicon and have a top and bottom electrical contact to move the electricity out of the solar cell. The functionality of solar cells is determined by its efficiency in converting sunlight into electricity. For every 1,000 watts of sunlight hitting a solar module, most are able to convert this into 60 to 180 watts of electricity.

Solar modules usually consist of individual solar cells connected together, an encapsulant to protect against moisture and other environmental factors, and a sheet of glass for support. The individual solar cells do not require ongoing maintenance and have proven to last over 20 years. New and emerging thin film modules use very thin layers of semiconductor material, typically deposited on glass substrates, where the individual cells are connected through a monolithically integrated process during the deposition steps instead of assembled as individual cells. Solar PV systems are arrangements of solar PV modules connected to determine the total power output of the system. Energy is converted into direct-current, or DC, electricity when sunlight hits a solar PV module. The DC electricity may be routed directly to power a DC load or charge a battery bank. In grid-tied applications, an inverter is used to convert the DC electricity from the solar PV system into alternating current, or AC electricity, which can be interconnected directly to the electric utility grid to power AC appliances. In addition, solar PV systems usually have mounting structures, cable cords to route the power, and circuit protection.

The Cost and Operating Metrics of a PV System

Solar PV module manufacturers price and sell solar PV modules per watt of rated power. Rated power is the solar PV module’s capacity to produce electricity and is measured in watts. A solar PV system producing 2 kilowatts of power for 2 hours generates 4 kilowatt hours of electricity. According to the EIA, in 2001, the average U.S. household consumed approximately 10,656 kilowatt hours of electricity per year.

Cost of a PV System

To calculate the manufacturing cost per watt of a solar PV module, the cost to produce a solar module is divided by the number of sellable watts produced by the solar PV module. The efficiency of the solar PV module in converting sunlight into electricity determines the number of sellable watts. Efficiency is usually a function of the semiconductor material used in the conversion layer, the device structure and the manufacturing process. The semiconductor material generally used in the PV industry employs crystalline silicon technology or thin film technology. Crystalline silicon modules generally have higher conversion efficiencies than thin film solar modules but use approximately 100 times more semiconductor material and are more expensive than thin film production processes. Thin film solar modules manufactured at commercial scale can have a lower manufacturing cost per watt than crystalline silicon solar modules, even though crystalline silicon solar modules have higher conversion efficiencies.

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

The price of conventional energy produced by fossil fuels varies considerably by geographic area based on several factors, including the cost of producing and importing energy. The 2006 average retail price of residential electricity in the United States was 10.4 cents per kWh. To become competitive with traditional sources of electricity, the price per kilowatt hour of solar electricity must approach the retail price of traditional electricity displaced by solar electricity in a given area. Grid parity is therefore, a common objective among competing renewable technologies, with the goal for PV cost set by the United States Department of Energy’s Solar America Initiative to achieve 8-10 cents per kWh by 2015.

Operating Metrics of a PV System

The solar PV industry uses a widely accepted set of standard procedures and conditions known as Standard Test Conditions, to measure and compare the performance of solar modules. These conditions specify a standard temperature, solar irradiance level and angle of the sun, and are used to determine the rated power and conversion efficiency of a solar module.

On a clear day, sunlight provides about 1 kilowatt of power per square meter of the Earth’s surface. Under these conditions, a solar PV module operating at a10% conversion efficiency will produce 100 watts of power per square meter. If these sunlight conditions persist for one hour, the solar module will generate 100 watt hours, or 0.1 kilowatt hour, of solar electricity. Crystalline silicon solar PV modules had average conversion efficiencies of approximately 14% in 2006. Thin film solar modules in commercial production (400MW per year in 2007) had average conversion efficiencies that ranged from approximately 6% to approximately 10%.

Solar PV systems generally operate outside of Standard Test Conditions. The location and design of a PV system, time of day and year, temperature and angle of the sun impact the performance of a solar PV system, including conversion efficiency. Therefore to determine the amount of solar electricity any one solar PV system will generate a user must consider not only the Standard Test Conditions power rating of a solar PV module, but also the real world conditions under which the solar PV system will be operating, the design of the solar PV system, and the performance of the solar PV modules and electrical components outside of Standard Test Conditions. Due to these variations, system sizing varies by design and location, but a system with a rated power of 8 to 11 kilowatts would typically be required to produce the 10, 656kWh consumed annually by the average U.S. household.

Photovoltaic Technologies

There are several different semiconductor technologies used in the solar PV industry. Crystalline silicon, or c-Si, is the dominant technology with greater than 90% market share worldwide. PV modules made with thin films of semiconductors are being increasingly commercialized for use in all market segments.

Crystalline Silicon

Silicon based modules have defined the solar PV industry for the last 30 years, and their development has benefited from significant investment in the integrated circuit industry, which also primarily uses silicon wafers. Silicon PV modules are currently the most efficient solar PV semiconductor material, but require substantial electrical energy and bulk material to manufacture.

Silicon feedstock supplies have not, in the last several years, been able to keep up with the demand created by both the semiconductor and the solar PV industries. The solar PV industry is now estimated to be consuming more than half of all available silicon feedstock. The recent volatility of silicon feedstock prices and supply has turned both investment and manufacturing attention to new and emerging thin film technologies, which use significantly less raw materials to produce.

Thin Films

Solar cells and solar modules made from certain thin films of semiconductors require less raw material to produce than silicon based PV cells. Recent advances in manufacturing and product commercialization have increased worldwide production of thin film PV to approximately 13% of overall PV production in 2008. Thin film solar PV products typically exhibit the following attributes:

•

Scalable, low cost manufacturing: Thin film solar PV cells and modules require a structural substrate to support them, such as glass, plastic or metal sheets or foils. Applying the films on these substrates creates a range of manufacturing options that enables continuous and scalable manufacturing. As much of the equipment to process these substrates is used in other industries, the relatively lower capital expenditure required to establish large-volume thin film PV product manufacturing plants enables rapid capacity expansion and lowers the cost per watt of products.

•

Lower overall material cost: Thin film PV production uses substantially less semiconductor materials than c-Si production. The result of less raw materials combined with inexpensive substrates and scalable manufacturing techniques have resulted in some thin film technologies achieving costs less than $1.00 per watt in 2008.

•

Configurable form factors: Based on the use of a variety of substrates, thin film PV modules can be configured into a number of different form factors to enable a variety of market applications. In particular, flexible thin film modules could enable a new range of products for unique building integrated photovoltaics (BIPV) applications.

•

Lower conversion efficiency: Thin film PV technologies are generally less efficient than modules made with c-Si. This attribute can potentially limit their use in area-constrained applications. However, thin film PV technologies do exhibit performance advantages in generating energy in low light level and increased temperature environments. This positions them particularly well for certain geographic applications.

•

Limited operating history: Limited operating history has inhibited market acceptance of several types of thin film products. Most thin film PV modules have not been fielded for the average warranty period of typical c-Si modules.

There are three major thin film technologies in commercial production today:

•

Amorphous Silicon, or a-Si, has been commercially produced for the longest period of time and has the lowest module conversion efficiency among the three major thin film technologies, but can be produced in a roll-to-roll flexible format, which is gaining popularity in emerging BIPV markets. Amorphous silicon modules were the first thin film module to demonstrate energy production advantages over conventional silicon modules in low or indirect light conditions.

•

Cadmium Telluride, or CdTe, has a higher conversion efficiency than a-Si and has demonstrated the lowest manufacturing costs to date, but is only produced in rigid and glass flat plate modules, which has made it most suitable for market segment applications to larger commercial and utility project market segments.

•

Copper Indium Gallium diSelenide, or CIGS, has achieved the highest conversion efficiency rates of thin film technologies, but is just now reaching commercial production. CIGS has the ability to be produced on rigid as well as flexible substrates, which enables CIGS products to be used in utility, commercial, residential and BIPV segments.

Market Segments

The solar electricity industry currently supplies modules used in solar PV systems primarily for grid-connected systems. The off-grid application of PV for remote or developing nations is often cost effective, but the market is small. Grid-connected solar PV systems can supply electricity during daylight hours to offset peak load demand or displace consumers’ annual electricity consumption from traditional utility sources. Net-metering laws, which require utilities to purchase excess electricity produced by on-grid solar systems, and solar PV system capital and energy rebates are examples of government incentives aimed at grid-connected consumers in parts of the United States, Japan, Europe and elsewhere. Many consumers are seeking to reduce their future electricity costs by purchasing solar PV systems to hedge against future price increases. Government incentives are enabling adoption of PV in advance of the lower costs from new PV technologies, manufacturing economies of scale, and improved infrastructure.

Grid-Connected Markets

Markets for grid-connected PV include large centralized utility power plants (10-100 MW), commercial building roof tops (20kW-10MW), and smaller residential roof tops (1-20 kW).

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

•

Residential rooftop. Individual homeowners form one of the largest markets for grid-connected PV sales. In addition to system economics ($/kW-hr), the aesthetics of the products can play a role in a homeowner’s choice of product.

Products

DayStar CIGS-on-glass module

We intend to commercialize a monolithically integrated CIGS-on-glass module to meet the demands of readily available solar PV markets. We are working with our customers and development partners to define the final product specifications consistent with their application requirements. Our current target is to produce monolithically integrated CIGS modules on 1.2 m by 0.6 m glass laminate substrates. They will be designed for high-voltage grid-connected utility and commercial market applications. They will be initially designed to meet industry International Electrotechnical Commission (IEC) certifications for distribution into European markets.

We have achieved greater than 14% cell efficiencies over large areas on CIGS PV devices, and we believe that this approach will enable us to reach module efficiencies greater than 13% and associated peak power ratings. Other possible configurations may include UL Listing for U.S. sales and modules designed to meet the demands of large commercial rooftop applications in the U.S. market.

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

Research and development expenses were $17.7 million for the year ended December 31, 2008 and $10.4 million for the year ended December 31, 2007.

Manufacturing

Our strategy for developing the production line is to focus our development efforts on our proprietary direct deposition sputtering tool, which we believe is critical to making large quantities of CIGS at low costs. Our proprietary deposition tool is custom designed and built. We developed a process that we believe is scalable and allows for continuous processing of high volumes of modules. Most of the tools required in the manufacturing line are commercially available. We have placed purchase orders for the other equipment required to complete the manufacturing line in order to reduce development risks and time to market.

Our manufacturing process for making CIGS modules, which is depicted below, begins with a cleaning step for the glass substrate followed by a sputter deposition of the back contact material. The back contact is scribed to form the initial cell structure, and then the CIGS deposition is accomplished with our proprietary deposition process. The junction partner is deposited on top of the CIGS layer, and the second scribe is accomplished before the final transparent conductive oxide coating is deposited. The monolithic cell structure is completed with the third scribe, a polymer laminate is laid down and the encapsulating glass sheet is bonded to the substrate glass. Electrical leads and junction boxes are added at the finishing step. The completed module is tested and binned by performance.

Raw Materials and Equipment Suppliers

In our manufacturing process, we use several raw materials and components to build our solar PV modules on commercially available processing and automation equipment. We plan to have several suppliers of these materials, components and equipment. Each supplier will undergo a qualification process which may take several months depending on the particular raw material, component or equipment type.

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

A number of companies are actively engaged in developing, manufacturing and marketing conventional silicon PV products on a commercial scale. The largest silicon PV suppliers include Q-Cells, Suntech, Sharp Corporation, and Kyocera Corporation, which together supplied one third of the 2008 solar PV market. We believe we will compete favorably with these suppliers on the basis of cost and module efficiencies.

The largest thin film solar PV manufacturer today is First Solar, Inc., which is producing a monolithic cadmium telluride module on a commercial scale and at the industry’s lowest reported costs. In addition, there are a number of smaller thin film manufacturers focusing on cadmium telluride. In amorphous silicon technologies, there are companies such as Uni-solar and Sharp pursuing in-house developed technologies, and a number of companies are purchasing turn-key systems from equipment suppliers such as Applied Materials and Oerlikon. CIGS solar PV manufacturers can be subdivided into those that have achieved commercial-scale manufacturing, those that have recently entered the market with limited capacity, and those that are still in development stage. Among commercial-scale manufacturers are Avancis GmbH & Co. KG (a joint venture between the former Shell Solar and St. Gobain, a manufacturer of glass), Würth Solar of Germany, Honda Soltec (a subsidiary of Honda Motor Co., Ltd. ), and Showa-Shell who all manufacture monolithic CIGS modules. New entrants with limited capacity, which came on line at the end of 2008, include Solibro (a subsidiary of Q-Cells), Sulfurcell, Global Solar, and Solyndra. There are several small companies that have announced plans to produce CIGS modules including Ascent Solar, Miasolé, HelioVolt, Nanosolar, Johanna Solar, and SoloPower.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks, copyrights and trade secrets, as well as employee and third party confidentiality agreements to safeguard our intellectual property. Our intellectual property consists of our proprietary deposition process and our related tool set designs.

Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including routine employment matters. We are not a party to material legal proceedings at this time.

Employees

As of February 28, 2009, we had 111 employees, including 106 full-time and five part-time employees. From time to time we employ individuals, primarily manufacturing personnel, through employment agencies. None of our employees are covered by collective bargaining agreements with us. We believe our relations with employees are good.

Corporate Information

DayStar Technologies, Inc., a Delaware corporation, was incorporated in February 1997. We completed our initial public offering in February 2004. Our principal executive offices are located at 2972 Stender Way, Santa

Clara, California 95054, and our telephone number is (408) 907-4600. Our website is located at www.daystartech.com. The information available on or that can be accessed through our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K and should not be considered to be part of this report.

Availability of Information

We make available through our website (http://www.daystartech.com), free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Commission.

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

In assessing these risks, you should also refer to the other information contained in or incorporated by reference to this Annual Report on Form 10-K, including our financial statements and the related notes.

To fund our expansion plan and continued operations, we must raise additional funds in the near term, which may be difficult to obtain on terms favorable to us, if at all.

In the near term, we will require substantial funds beyond our current cash on hand in order to fully build-out our first production line, to commence and support commercial production as currently planned, to fund future operations, and to expand our capacity beyond our first production line. We are currently considering various alternatives to secure the necessary additional financing to maintain our production scale-up and commercialization plans. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. Given the current market conditions, we cannot provide assurance that such financing will be available on terms favorable to us, or at all. If we fail to raise adequate funds on terms acceptable to us, we will be required to delay or terminate certain of our scale-up and commercialization activities and otherwise cease or scale-back our operations; or merge, consolidate or combine with a company with greater financial resources in a transaction that may be unfavorable to us. Completing either a financing transaction or a merger, consolidation or combination with another company will be difficult in light of the current market conditions.

The U.S. economy is currently undergoing unprecedented turmoil amid stock market volatility, difficulties in the financial services sector, tightening of the credit markets, softness in the housing markets, concerns of inflation and deflation, reduced corporate profits and capital spending, reduced consumer spending, and continuing economic uncertainties. This turmoil and the uncertainty about future economic conditions could negatively impact our ability to obtain debt or equity financing of our operations. The cost and availability of credit has been and may continue to be adversely affected as concerns about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers. If these market and economic conditions continue, they may limit our ability to access the capital markets to meet liquidity and capital expenditure requirements. We cannot predict the timing, strength or duration of this severe global economic downturn.

Our independent auditor’s report expresses doubt about our ability to continue as a going concern, which may make it more difficult and expensive for us to raise additional capital.

The report of our independent registered public accounting firm relating to our financial statements as of December 31, 2008 and for the year then ended, stated that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to take advantage of raising capital through securities offerings, debt financing, or partnerships. Management is focusing on raising capital through any one or more of these options. Such opinion from our outside auditors may make it more difficult and expensive to for us to raise additional capital. If we are unable to obtain such financing we may not be able to continue our operations, which would have an adverse effect on our stock price and significantly impair our prospects. There can be no assurance that any of management’s plans will be successfully implemented.

We have incurred net losses since our inception and anticipate continued net losses as we execute our commercialization plan.

Since our inception, we have incurred net losses, including net losses of $26.3 million and $36.1 million for the fiscal years ended December 31, 2008 and 2007, respectively, and have incurred negative cash flows from operations. As a result of ongoing losses, we had an accumulated deficit of approximately $97.0 million as of December 31, 2008. We expect to continue to incur significant losses as we enter commercialization and expand our manufacturing capacity and may never achieve or maintain profitability. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase to the extent we continue to develop our manufacturing technologies, build manufacturing lines, establish our sales and distribution network, implement internal systems and infrastructure and hire additional personnel.

As we do not expect to become profitable until after we expand capacity beyond our initial manufacturing line, if ever, we will be unable to satisfy our obligations solely from cash generated from operations. If, for any reason, we are unable to make required payments under our obligations, one or more of our creditors may take action to collect their debts. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Reduced growth in or the reduction, elimination or expiration of government subsidies, economic incentives and other support for on-grid solar electricity applications could reduce demand for our solar modules, and adversely impact our operating results.

Reduced growth in or the reduction, elimination or expiration of government subsidies, economic incentives and other support for on-grid solar electricity may result in the diminished competitiveness of solar energy relative to conventional and non-solar renewable sources of energy, and could materially and adversely affect the growth of the solar energy industry. We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government subsidies and economic incentives. Federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, France, Greece, Portugal, South Korea, Japan, Canada and the United States, have provided subsidies in the form of feed-in tariffs, rebates, tax incentives and other incentives to end-users, distributors, systems integrators and manufacturers of photovoltaic products. Many of these government incentives expire, phase out over time or require renewal by the applicable authority.

For example, the German Renewable Energy Law, or the EEG, has recently been modified by the German Government. Feed-in-tariffs were significantly reduced compared with the former legislation. The amended law became effective January 1, 2009. German subsidies now decline at a rate of between 8% and 10% in 2009 (based on the type of the photovoltaic system) instead of between 5% and 6.5% prior to effective date of the amendment. The rate of decrease is subject to change based on the overall market growth. For example, the rate of decrease in feed-in-tariffs in 2010 will be increased by 1% if the market is larger than 1500 MW or decreased by 1% if it is smaller than 1000 MW. The next review of feed-in-tariffs is scheduled for 2012; however, earlier adjustments are possible. If the German government reduces or eliminates the subsidies under the EEG, demand for photovoltaic products could significantly decline in Germany.

In Spain, the Spanish government published a new decree for photovoltaics on September 27, 2008, which became effective on September 28, 2008. The new legislation replaces the previous decree, from which it differs in some basic respects. It distinguishes between system types, namely between roof-mounted and ground-mounted systems, it implements a flexible mechanism that links the feed-in-tariffs to market development along with annual caps and it introduces a mechanism of licenses for installations that will be given out in four quarterly rounds per annum. The decree fixed an initial annual cap of 400 MW, of which 267 MW is reserved for roof installations and 133 MW for ground-mounted systems. For 2009 and 2010, additional volumes of 100 MW and 60 MW, respectively, are reserved for ground-mounted systems. A decision about a new compensation structure is not expected before 2012. With the annual market expansion capped for the next three years and feed-in-tariffs significantly reduced under the revised Spanish Royal Decree, demand for photovoltaic products in Spain is expected to decline significantly.

In the United States, California has been the State where the majority of solar installations have taken place during the past five years. Starting January 1, 2007, the California Solar Initiative (CSI) has established a goal of installing 3000MW of solar generation capacity by 2016 with a State budget of $2.2 billion over 10 years. The incentive level available to a given project is determined by the currently available incentive in each utility territory for each customer class. The CSI was designed so that the incentive level decreases over ten steps, after which it goes to $0, as the total demand for solar energy grows.

In October 2008, the United States Congress extended the 30% federal investment tax credit for both residential and commercial solar installations for eight years, through December 31, 2016. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was signed into law. In addition to adopting certain fiscal stimulus measures that could benefit on-grid solar electricity applications, this act creates a new program, through the Department of the Treasury, which provides grants equal to 30% of the cost of solar installations that are placed into service during 2009 and 2010 or that begin construction prior to December 31, 2010 and are placed into service by January 1, 2017. This grant is available in lieu of receiving the 30% federal investment tax credit. Other measures adopted by the American Recovery and Reinvestment Act of 2009 that could benefit on-grid solar electricity generation include the following: (1) a Department of Energy loan guarantee program for renewable energy projects, renewable energy manufacturing facilities and electric power transmission projects and (2) a 30% investment credit for assets used to manufacture technology for the production of renewable energy.

Emerging subsidy programs, such as the programs in Italy, France, Greece, South Korea and Ontario, Canada, may require an extended period of time to attain effectiveness because the applicable permitting and grid connection processes associated with these programs can be lengthy and administratively burdensome.

In addition, if any of these statutes or regulations is found to be unconstitutional, or is reduced or discontinued for other reasons, future sales of our solar modules in these countries could be significantly restricted, which could have a material adverse effect on our business and results of operations. For example, the predecessor to the German EEG was challenged in Germany on constitutional grounds and in the European Court of Justice as impermissible state aid. Although the German Federal High Court of Justice dismissed these constitutional concerns and the European Court of Justice held that the purchase requirement at minimum feed-in tariffs did not constitute impermissible state aid, new proceedings challenging the German EEG or comparable minimum price regulations in other countries in which we intend to operate may be initiated.

Electric utility companies or generators of electricity from fossil fuels or other renewable energy sources could also lobby for a change in the relevant legislation in their markets to protect their revenue streams. Reduced growth in or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications, especially those in our target markets, could materially and adversely affect our business, financial condition and results of operations.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar PV products, which may significantly reduce demand for our solar modules.

In addition to the government subsidies, economic incentives, and other support described above, the market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end-user purchases of solar PV products and investment in the research and development of PV technology. For example, without a mandated regulatory exception for solar PV systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our end-users of using solar PV systems and make them less desirable, thereby harming our business, results of operations and financial condition. In addition, electricity generated by photovoltaic systems competes primarily with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require solar PV systems to achieve lower prices in order to compete with the price of electricity.

An increase in interest rates or lending rates or tightening of the supply of capital in the global financial markets could make it difficult for end-users to finance the cost of a PV system and could reduce the demand for our solar modules and/or lead to a reduction in the average selling price for photovoltaic modules.

Many potential end-users of our products depend on debt financing to fund the initial capital expenditure required to purchase and install a PV system. As a result, an increase in interest rates or lending rates could make it difficult for our end-users to secure the financing necessary to purchase and install a PV system on favorable terms, or at all and thus lower demand for our solar modules. Due to the overall economic outlook, our end-users may change their decision or change the timing of their decision to purchase and install a PV system. In addition, we believe that a significant percentage of our potential end-users install PV systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates and/or lending rates could lower an investor’s return on investment in a PV system, or make alternative investments more attractive relative to PV systems, and, in each case, could cause these end-users to seek alternative investments. A reduction in the supply of project debt financing or tax equity investments could reduce the number of solar projects that receive financing and thus lower demand for solar modules.

We are a development company, have not generated any revenue from operations and currently have no commercial products.

We have not generated any revenue from operations and currently have no commercial products. Commercializing our products depends on a number of factors, including the following:

•	successfully scaling up and implementing our first commercial-scale CIGS sputter deposition tool;

•	completing the build-out of our initial production line; and

•	completing, refining and managing our supply chain and distribution channel.

The completion of these tasks as necessary to commence commercialization will require significant additional funding. In addition, our technology uses our proprietary deposition process, and there may be technical barriers to the development of our products and processes. Development of tools and our manufacturing processes may not succeed or may be significantly delayed. Our products will be produced through a manufacturing process that we have not yet constructed or tested on a commercial scale. If we fail to successfully develop our thin film manufacturing process or incur significant delays in development, we will be unable to commercialize our products. This would materially and adversely affect our business and financial condition. If adequate funds are not available, we may have to delay development or commercialization of our products, license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize or cease operations. Any of these factors could harm our business and financial condition.

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

To date, we have focused primarily on research, development and small-scale manufacturing. As a company, we have no experience manufacturing any product on a commercial scale. In addition, all our pilot production has been limited to CIGS on foil, while our initial commercial production line will manufacture CIGS-on-glass modules. We are internally developing the necessary sputtering capabilities and purchasing third-party manufacturing equipment for this step. Failure to develop or procure manufacturing capabilities and scale up our proprietary deposition tool would materially and adversely affect our business and financial condition.

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

•

fluctuations in capital expenditures by end-users of solar modules, which tend to decrease in slower economic environments, periods of rising interest rates, or a tightening of the supply of capital; and

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

Even if we are successful in commencing commercial shipments from our initial proposed 25MW production line, our current plan contemplates the expansion of our capacity to 100MW in order to commercialize at sufficient scale to achieve industry competitive cost per watt targets and profitability. The build out of this capacity will require substantial additional capital. A wide variety of factors relating to our company and external conditions could adversely affect our ability to secure funding to expand our manufacturing capacity and the terms of any funding that we secure. Particularly given the current market conditions, we cannot provide assurance that such financing will be available on terms favorable to us, or at all.

The failure to manage our anticipated growth effectively could materially and adversely affect our business and financial condition.

The commercialization of our technology would place a significant strain on our managerial, financial and personnel resources. To reach our goals, we must successfully recruit, train, and manage new employees; develop our manufacturing capabilities; integrate new management and employees into our overall operations; and establish improved financial and accounting systems, controls and reporting systems. We will be competing with other solar, semiconductor and display manufacturers for individuals with this expertise. If we fail to manage the expansion of our business effectively, it could materially and adversely affect our business and financial condition.

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

Our success and ability to compete depends in part upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright and trademark law and license agreements, as well as employee and third party confidentiality agreements, to protect our intellectual property. These legal means, however, afford only limited protection and may not be adequate to protect our intellectual property rights. We cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. In addition, we cannot be certain that any of our pending patent applications will issue. The United States Patent and Trademark Office or other foreign patent and trademark offices may deny or significantly narrow claims made under our patent applications and, even if issued, these patents may be successfully challenged, designed around, or otherwise not provide us with commercial protection. In the future, we may need to assert claims of infringement against third parties to protect our intellectual property. Regardless of the final outcome, any litigation to enforce our intellectual property rights in patents, copyrights or trademarks could be highly unpredictable and result in substantial costs and diversion of resources, which could have a material adverse effect on our business and financial condition. In the event of an adverse judgment, a court could hold that some or all of our asserted intellectual property rights are not infringed or are invalid or unenforceable and could award attorneys’ fees to the other party.

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

The target markets for the products we are developing are highly competitive and subject to rapid technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development of CIGS solar PV products and technologies. Our competition consists of major international energy and chemical companies, such as Q-Cells, specialized electronics firms, such as Sharp Corporation, and other thin film PV manufacturers, such as First Solar, Inc. Many of our competitors are more established, benefit from greater market recognition and have substantially greater financial, development, manufacturing and marketing resources than we do. There are competitors with thin film products, including those based on CIGS technology, that have already entered commercial production. If a commercial equipment manufacturer were to develop a sputtering tool that was competitive with our proprietary sputtering tool, it could offer this tool to our competitors which would harm our competitive position. In addition, there are a variety of competing technologies currently in the market and under development, any one of which could achieve manufacturing costs per watt lower than our manufacturing technology. Failure to get to market with the most cost-competitive product before our competitors could materially and adversely affect our business and financial condition.

Our facilities in California are located near an earthquake fault, and an earthquake or other types of natural disasters or resource shortages could disrupt our operations and adversely affect results.

Our facilities in Newark and Santa Clara, California are located near active earthquake zones. We currently do not have a formal business continuity or disaster recovery plan. In the event of a natural disaster, such as an earthquake, drought, flood, or localized extended outages of critical utilities or transportation systems, we could experience a significant business interruption. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Any such future shortages or natural disaster, such as a fire or an earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory and cause us to incur additional expenses. A disaster could significantly harm our business and financial condition. The insurance we maintain against fires, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.

Our operations involve the use, handling, generation, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental laws and regulations at the national, state, local and international level. These environmental laws and regulations include those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials and wastes, the cleanup of contaminated sites and occupational health and safety. Compliance with current or future environmental and safety laws and regulations could restrict our ability to expand our facilities, impair our research, development or production efforts, or require us to incur significant costs and capital expenditures. In addition, violations of, or liabilities under, environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, civil and criminal sanctions, third party property damage or personal injury claims, investigation or remediation costs or other costs. Violations of environmental laws or regulations could occur in the future as a result of the inability to obtain permits, human error, accident, equipment failure or other causes. While we believe we are currently in substantial compliance with applicable environmental requirements, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of presently unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations and financial condition.

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

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of December 31, 2008 consisted of U.S. Treasury instruments. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of December 31, 2008, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market mutual funds was immaterial. As of December 31, 2008, we had no impairment charge associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Anti-takeover defenses that we have in place could prevent or frustrate attempts by stockholders to change the direction or management of the company.

Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may make it more difficult for or prevent a third-party from acquiring control of us without the approval of our Board of Directors. These provisions:

•	set limitations on the removal of directors;

•	limit who may call a special meeting of stockholders;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	provide our Board of Directors the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

These provisions may have the effect of entrenching our management team and may deprive stockholders of the opportunity to sell their shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

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

Our stockholders may be diluted, and the prices of our securities may decrease, by the exercise of outstanding stock options and warrants or by future issuances of securities.

We may issue additional common stock, preferred stock, restricted stock units, or securities convertible into or exchangeable for our common stock. Furthermore, substantially all shares of common stock for which our outstanding stock options or warrants are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, restricted stock units, or securities convertible into or exchangeable for our common stock or the exercise of stock options or warrants would dilute existing investors and could adversely affect the price of our securities.

Item 2.    Properties

We lease 50,000 square feet of factory and office space in Santa Clara, California under a fifty-one month lease which expires in August 2010. This facility is our corporate headquarters as well as an additional location for the development and manufacturing of our production equipment and products. The terms of the lease allow for early termination by the landlord effective as of the expiration of the thirty-sixth month of the lease term.

We also lease approximately 144,000 square feet of manufacturing and office space in Newark, California. The lease commenced on September 15, 2008 and the initial term of the lease expires on September 14, 2018. We have two options to extend the lease by five years each at the completion of the initial term. This facility is the primary location for our initial manufacturing line.

We also lease approximately 26,500 square feet of space in two buildings in a corporate park in Halfmoon, New York. These leases expire in June 2009 and May 2011. This space is primarily used for research and development.

Item 3.    Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including routine employment matters. We are not a party to material legal proceedings at this time.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2008, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Capital Market. The following tables set forth the high and low closing sale prices, per share or warrant, for our common stock and Class B warrants as reported by the NASDAQ Capital Market for each quarter in the past two years:

Common Stock “DSTI”
Fiscal Quarters	High	Low
2008
March 31, 2008	$6.98	$2.49
June 30, 2008	$4.69	$3.13
September 30, 2008	$4.29	$2.36
December 31, 2008	$2.97	$0.86

2007
March 31, 2007	$5.99	$2.02
June 30, 2007	$6.71	$3.27
September 30, 2007	$6.83	$3.65
December 31, 2007	$6.25	$3.86

Class B warrant “DSTIZ”(1)
Fiscal Quarters	High	Low
2008
March 31, 2008	$2.40	$0.85
June 30, 2008	$0.90	$0.63
September 30, 2008	$0.67	$0.15
December 31, 2008	$0.17	$0.04

2007
March 31, 2007	$1.35	$0.35
June 30, 2007	$1.58	$0.75
September 30, 2007	$1.51	$0.53
December 31, 2007	$2.33	$0.75

(1)	The Class B warrants expired on February 11, 2009.

Holders

As of March 2, 2009, there were approximately 56 shareholders of record of our common stock and no holders of record of our Class B warrants, as the warrants expired on February 11, 2009.

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

Item 7.    Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in this Annual Report on Form 10-K.

Overview

We have developed a proprietary thin film deposition technology for solar photovoltaic (“PV”) products. We utilize a proprietary one-step sputter deposition process and have manufactured a commercial scale deposition tool to apply high-efficiency copper indium gallium diselenide (“CIGS”) material over large area glass substrates in a continuous fashion. We intend to integrate this tool with commercially available thin film manufacturing equipment, which will provide us with a critically differentiated manufacturing process to produce low-cost monolithically integrated, CIGS-on-glass modules that address the grid-tied, ground-based PV market.

We believe this proprietary deposition process, when operated at an annual capacity of approximately 100 megawatts, will enable us to achieve a total module manufacturing cost of less than $1.00 per watt. This cost would be competitive with the lowest in the solar PV industry. Using this approach, we have achieved greater than 14% cell efficiencies over large areas on CIGS PV devices, and we believe that this approach will enable us to reach module efficiencies greater than 13%.

We have initiated construction of our first module production line, and we are targeting commercial shipments beginning in late 2009. To facilitate our entry into the addressable solar PV market, we have entered into a contract with Blitzstrom GmbH, one of the world’s leading thin film solar PV integrators, that commits Blitzstrom to purchase a minimum of 50% of our production through 2011, subject to these products meeting defined performance criteria. We have also signed a Letter of Intent with juwi Solar, who is interested in purchasing up to 25% of our production through 2011.

In October 2007, we completed a follow-on public offering in which we sold 17,250,000 shares of our common stock. Our net proceeds from the offering were approximately $68 million. We have used these proceeds to develop our proprietary deposition process, to build our prototype and commercial scale deposition tools, and to begin installation of our first production line. In the near term, we will require substantial funds beyond our current cash on hand in order to fully build-out our first production line, to commence and support commercial production as currently planned, to fund future operations, and to expand our capacity beyond our first production line.

In November 2008, we engaged a financial advisor to assist us in exploring select strategic transactions.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosures. A summary of those accounting policies can be found in the notes to the consolidated financial statements set forth in our financial statements. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Since inception of the development stage on July 1, 2005, we have earned minimal amounts of product revenue.

Since inception of the development stage on July 1, 2005, our principal source of revenue has been from government funded research and development contracts and grants. Grant revenue is recognized when we fulfill obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require us to maintain specified employment criteria over a five year period. If we fail to meet the specified criteria, we must repay the unearned portion of the grant. As a result, we recorded deferred revenue of $420,000 as of December 31, 2008.

Property and Equipment. Property and equipment is stated at cost. Depreciation is computed using straight-line and an accelerated method over estimated useful lives of three to ten years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

Share-Based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment(SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, we follow the SEC’s Staff Accounting Bulletin No. 107 “Share-Based Payment,” issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. We adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in our statements of operations for the years ended December 31, 2008 and 2007 included (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Derivative Stock Warrants. Certain terms in the convertible note (“Note”) and related documents issued on May 25, 2006, as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with SFAS 157 “Fair Value Measurements,” and any changes in fair value reported as a gain or loss on derivative liabilities in our consolidated statement of operations. The Black-Scholes option-pricing model is used to estimate the warrant fair values. Upon a change of control of our company, warrantholders having the right to purchase 600,003 shares of common stock would have the right to require us to repurchase the warrants from them at a purchase price equal to the Black-Scholes value of the unexercised portion of the warrants. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the sales price of our common stock on the NASDAQ Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the sales price of our common stock on the NASDAQ Capital Market.

Results of Operations

Comparison of Years Ended December 31, 2008 and 2007

Certain reclassifications have been made to the 2007 financial information to conform to the 2008 presentation. Such reclassifications had no impact on net loss.

Research and development contract revenue. There was no research and development contract revenue for the year ended December 31, 2008. Research and development contract revenue was $60,000 for the year ended December 31, 2007. Our 2007 research and development contract revenue was earned as a result of achieving certain milestones under an agreement with a New York State government agency.

Research and development expenses. Research and development expenses were $17,678,212 for the year ended December 31, 2008 compared to $10,420,541 for the year ended December 31, 2007, an increase of $7,257,671 or 70%. These expenses increased primarily due to the ramp up of development efforts for our monolithically integrated CIGS-on-glass modules and the manufacturing processes we will utilize for this product. We have hired several key individuals required for such development efforts and are currently in the process of constructing our initial manufacturing line in order to commercialize our products. As such, we experienced an increase in personnel-related costs, as well as an overall increase in operational expenses for materials and supplies in this area. Additionally, we experienced an increase of $790,681 in share-based compensation provided to research and development personnel.

Selling, general and administrative expenses. Selling, general and administrative expenses were $8,864,142 for the year ended December 31, 2008 compared to $6,875,610 for the year ended December 31, 2007, an increase of $1,988,532 or 29%. The increase in selling, general and administrative expenses was primarily due to the increase in personnel, as well as, an increase in consulting and professional fees. These increases correspond with our ramp up of development efforts of our CIGS PV products and manufacturing processes and construction of our initial manufacturing line to commercialize such products.

Restructuring. There were no restructuring expenses for the year ended December 31, 2008. Restructuring expenses were $2,840,996 for the year ended December 31, 2007. Our 2007 restructuring charges consist of professional fees and other expenses associated with the restructuring of the Note (“Note Restructuring”). Other restructuring charges relate to our change in business strategy, including the focus on development and manufacturing efforts for our initial commercial product, monolithically integrated CIGS-on-glass modules, as well as the relocation of certain key personnel and our corporate headquarters to California (“Business Strategy Restructuring”). During the year ended December 31, 2007, Note Restructuring charges were $1,370,959 and Business Strategy Restructuring charges were $1,470,037.

Depreciation and amortization expense. Depreciation and amortization expense was $3,242,504 for the year ended December 31, 2008 compared to $3,013,149 for the year ended December 31, 2007, an increase of $229,355 or 8%. Depreciation and amortization expense increased primarily due to an increase in equipment utilized in the development of our CIGS PV products and manufacturing processes. The overall increase in property and equipment on our balance sheet during the period was due primarily to the acquisition of and initial costs incurred for certain equipment required for the construction of our initial manufacturing line. These items are classified as construction in progress until they are placed in service and therefore have no current impact on depreciation expense.

Other income. Other income was $848,409 for the year ended December 31, 2008 compared to $566,533 for the year ended December 31, 2007, an increase of $281,876. Other income primarily represents interest on investments, which are classified as cash equivalents, generated from the net proceeds of our follow-on public offering in October 2007.

Interest expense. Interest expense was $39,431 for the year ended December 31, 2008 compared to $523,355 for the year ended December 31, 2007, a decrease of $483,924. The decrease in interest expense was primarily due to the restructuring and conversion to equity in the first quarter of 2007, of the Note, as well as the decrease in outstanding notes and capital leases during the period.

Amortization of note discount and financing costs. There was no amortization of note discount and financing costs during the year ended December 31, 2008. Amortization of Note discount and financing costs was $4,176,138 for the year ended December 31, 2007. The Note contained a beneficial conversion feature as well as warrants issued to the original holder of the Note. The aggregate fair value of the conversion feature and warrants represented a discount to the Note, totaling $5.3 million and was amortized using the effective interest method over the life of the Note. The financing costs related to the Note were capitalized and amortized over the life of the Note as well. As the Note was converted to common stock during the first quarter of 2007, all unamortized note discount and remaining deferred financing costs at the time of the conversion were expensed.

Gain (loss) on derivative liabilities. Gain on derivative liabilities was $2,645,609 for the year ended December 31, 2008 compared to a loss of $2,828,136 for the year ended December 31, 2007. The warrants issued in conjunction with the Note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. An increase in our stock price during the period results in an increase in the warrant liability and a loss on derivative liabilities. Conversely, a decrease in our stock price during the period would result in a decrease in the warrant liability and a gain on derivative liabilities. During the year ended December 31, 2008, our common stock price decreased which caused a decrease in the fair value of the warrant liability. This resulted in a gain on derivative liabilities of $2,645,609. During the year ended December 31, 2007, our common stock price increased which caused an increase in the fair value of the warrant liability. This resulted in a loss on derivative liabilities of $2,828,136.

Loss on extinguishment of debt. There was no loss on extinguishment of debt for the year ended December 31, 2008. The loss on extinguishment of debt for the year ended December 31, 2007 was $6,091,469. The loss in 2007 was due to the excess of the consideration we provided to the Original Note Holder in the form of cash payments, shares of common stock and additional Class A Warrants for payment of the outstanding principal and accrued interest on the Note.

Liquidity and Capital Resources

At December 31, 2008, our cash and cash equivalents totaled $17.1 million compared to $61.4 million at December 31, 2007. We are in the development stage, and as such, have historically reported net losses, including net losses of $26.3 million and $36.1 million for the years ended December 31, 2008 and 2007, respectively. We anticipate incurring losses in the future, as we complete the build-out of our initial module manufacturing line and enter commercialization of our products, invest in research and development, and incur associated administrative and operating costs. Our financial statements for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We have historically financed our operations primarily from proceeds of the sale of equity securities. We presently do not have any bank lines of credit that provide us with an additional source of debt financing. In order to fund the costs associated with our continued development and commercialization efforts, we completed a registered public offering during the fourth quarter of 2007 in which we sold 17,250,000 shares of our common stock at $4.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the fees and expenses of the offering. Upon receipt of the proceeds from the offering, we re-paid in full $9.2 million of existing indebtedness. We have used these proceeds to develop our proprietary deposition process, to build our prototype and commercial scale deposition tools, and to begin installation of our first production line. Commercialization efforts, including the completion and ramp-up of our initial module production line will require significant additional capital expenditures as well as associated continued development and administrative costs.

During 2008, we increased headcount with the hiring of several key personnel and we incurred significant capital expenditures required to transition from a development stage company to commercialization. During 2008, we spent approximately $16.5 million on operating expenses for research and development, and selling, general and administrative costs compared to $12.1 million in 2007. In addition, we spent approximately $27.6 million on capital expenditures during 2008 compared to $1.7 million during 2007. The funds utilized in 2008 allowed us to meet several key milestones as we completed the development of our proprietary one-step sputter deposition process, built our prototype and commercial scale deposition tools, and began installation of our first production line.

In order to build-out our initial manufacturing line and commence commercial shipments of our products, we will require substantial funds in the near term beyond our current cash on hand. We have engaged a financial advisor and are actively engaged in a process to secure a relationship with appropriate investors or strategic partners. We are also prepared to seek bridge financing in order to provide additional time to complete an agreement with a strategic investor or partner. Given current market conditions, such financing may not be available to us on terms that are acceptable to us, if at all, and any new equity financing may be dilutive to our stockholders. A wide variety of factors relating to us including those described in the section entitled “Risk Factors” in Part I Item 1A above, as well as external conditions could adversely affect our ability to secure additional funding to complete our initial module production line and commence commercial shipments and the terms of any funding that it secures.

If we are unable to raise sufficient capital in the near term, we may be required to curtail operations, liquidate assets, seek additional capital on less favorable terms, seek protection from our creditors and/or pursue other such actions that could adversely affect future operations. These factors would raise substantial doubt as to our ability to continue operations as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Commitments. At December 31, 2008, we had outstanding approximately $20.4 million of purchase orders for equipment and improvements. Other material commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases and certain other commitments entered into in the ordinary course of business.

We lease approximately 144,000 square feet of manufacturing and office space in Newark, California. The lease commenced on September 15, 2008 and the initial term of the lease expires on September 14, 2018. We have two options to extend the lease by five years each at the completion of the initial term. This facility is the primary location for our initial manufacturing line.

We lease 50,000 square feet of factory and office space in Santa Clara, California under a fifty-one month lease that commenced June 2006, for $13,608 per month. We also lease approximately 26,500 square feet of office and manufacturing space in Halfmoon, New York. We lease 18,000 square feet in one location under a five year lease that commenced July 1, 2004 for $9,750 per month. In a second location in the same corporate park, we lease 8,500 square feet of manufacturing and office space under a sixty month lease that commenced June 1, 2006 for $5,590 per month. This lease may be terminated at our option after the completion of the eighteenth month. We also maintain leases for certain office equipment.

As discussed under Commitments, at December 31, 2008, we had approximately $20.4 million in commitments under outstanding purchase orders for equipment and improvements. Such commitments are primarily related to manufacturing equipment which we expect to be delivered throughout 2009. Generally we are required to remit any balances due to the suppliers upon delivery and acceptance of the equipment.

Item 8. Financial	Statements

The information required by this Item is incorporated herein by reference to the financial statements beginning on page F-1.

Item 9. Changes	In and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure or auditing scope or procedure required to be reported under this Item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and utilized, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating disclosure controls and procedures.

As required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

To evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DayStar Technologies, Inc.

Santa Clara, California

We have audited DayStar Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. DayStar Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, DayStar Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of DayStar Technologies, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and for the period from July 1, 2005 (inception of the development stage) to December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion with an explanatory paragraph for the company’s ability to continue as a going concern.

/s/    Hein & Associates LLP

HEIN & ASSOCIATES LLP

Irvine, California

March 13, 2009

Item 9B.    Other Information

None.

PART III

Item 10. Directors,	Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The following table sets forth certain information about each of the members of the Board of Directors and each executive officer.

Name	Age	Positions	Director/ Executive Officer Since	Expiration of Current Term
Directors and Executive Officers
Robert G. Aldrich(1)(2)	68	Chairman	2003	2009
Stephan J. DeLuca	53	Director and Chief Executive Officer	2006	2009
Kevin S. Flannery(2)	64	Director	2007	2009
Randolph A. Graves, Jr.(2)(3)	70	Director	2003	2009
Richard Nevins(1)(3)	61	Director	2007	2009
Scott M. Schecter(1)(3)	52	Director	2005	2009

Ratson Morad	52	President and Chief Operating Officer	2008	N/A
William Steckel	51	Chief Financial Officer	2008	N/A
Robert E. Weiss	53	Chief Technology Officer	2007	N/A

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.

Directors

Robert G. Aldrich. Dr. Aldrich was appointed Chairman of the Board in September 2008. He joined us as a director in October 2003. Since 1995, Dr. Aldrich has provided executive and consulting assistance to identify and develop business opportunities arising from globalization, technology, environmental quality, and energy deregulation. From September 2000 to 2005, he served as Chief Executive Officer of Dirigo Energy, Inc., an energy-related risk management company. Other assignments during this period included serving as a director and interim President of TTI Technologies, Inc., a developer of solid waste fluidized bed combustion systems; Chairman of Burstpower, Inc., a developer of ultracapacitor energy storage products; President, Commercial Operations, of Solo Energy Corporation, a catalytic microturbine developer; and resident executive, leadership and management training, for the Onshore Oil Company of Abu Dhabi, UAE, a company that explores, drills, develops and exports crude oil. Dr. Aldrich served from 1992 to 1995 as Group Vice President, Electric Power Research Institute (ERPI). From 1990 to 1992, he was a director of Ramtron, a public company developing non-volatile memory chips. Prior experience includes executive positions with Alcan Aluminum Corporation, Niagara Mohawk Power Corporation, and Syracuse Research Corporation. Since 1992 he has been a member of the American Management Association’s International Council. Dr. Aldrich holds a Ph.D. in Solid State Science and Technology from Syracuse University and a Bachelor’s degree in Metallurgical Engineering from Rensselaer Polytechnic Institute.

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

Kevin S. Flannery. Mr. Flannery joined us as a director in March 2007. Since 1992, Mr. Flannery has served as President and Chief Executive Officer of Whelan Financial Corporation, a crisis management and consulting firm. He is also Chairman and Chief Executive Officer of Rehrig United Inc. (“Rehrig”), a manufacturing company in Richmond, Virginia, which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code 5 in the U.S. Bankruptcy Court in September 2008. In December 2008, the Bankruptcy Court ordered Rehrig to be liquidated. He was Chairman of the Board and Chief Executive Officer of RoweCom, Inc. a provider of service and e-commerce solutions for purchasing and managing print and e-content knowledge resources, from April 2002 to October 2004, and Chairman of the Board and Chief Executive Officer of Telespectrum Worldwide a telemarketing and customer service company, from May 2002 to August 2004. From 1976 to 1991, Mr. Flannery was a Senior Managing Director of Bear, Stearns & Co., a global investment bank and securities trading and brokerage firm. He also currently serves as Chairman of the Board of FPM Heat Treating LLC, a leading provider of heat treat processes; Vice Chairman of the Board of Texas Petrochemicals Inc., a chemical company; and as a Director of Luxfer Holdings PLC, a manufacturer of high performance engineering materials, and Particle Drilling Technologies, Inc., an oilfield service and technology company. Mr. Flannery served as a director for Norwood Promotional Products, Inc. from January 2006 through December 2007.

Randolph A. Graves, Jr. Dr. Graves served as Chairman of the Board from January 2007 to September 2008. He joined us as a director in October 2003. From 1991 to present, Dr. Graves has served as Executive Consultant with Graves Technology Inc. and from 2002 to November 2008 Dr. Graves served as the acting Chief Financial Officer of Eurotech, Ltd., a public company that acquires, develops, and markets chemical and electronic technologies and products for use in environmental and security markets. Dr. Graves previously served as Eurotech’s Chairman and Chief Executive Officer, and prior to joining Eurotech was the President of Graves Technology, Inc. Dr. Graves was formerly the President and Chief Executive Officer of Mosaic Multisoft Corp., a Research Leader at NASA Langley Research Center, and Director, Aerodynamics Division, at NASA headquarters in Washington, D.C. Dr. Graves received his B.S. and M.S. degrees from Virginia Polytechnic Institute and State University, his Master of Management from Stanford University’s Graduate School of Business, and his D.Sc. from George Washington University.

Richard Nevins. Mr. Nevins joined us as a director in November 2007. In May 2008, he rejoined Jefferies & Company, Inc., a full service investment bank, as a Managing Director in the Corporate Finance Division. He currently serves as a director for InSight Health Services Corp., national provider of diagnostic imaging services; Aurora Trailer Holdings, a provider of services to the nationwide network of distributors; and SPELL C LLC, a licensing services company and subsidiary of The Cherokee Group. Prior to rejoining Jefferies & Company, Mr. Nevins served as interim Chief Executive Officer for InSight Health Services from August 2007 to May 2008. From July 2007 to September 2007, Mr. Nevins served as interim Chief Executive Officer of U.S. Energy Systems, Inc., a renewable energy company, where he assisted the company in evaluating and implementing its reorganization efforts. In January 2008, U.S. Energy Systems, Inc. and two of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. From 1998 to July 2007, Mr. Nevins served as Managing Director and co-head of the Recapitalization and Restructuring Group of Jefferies & Company, Inc., where he established and led the international recapitalization and restructuring team in London from 2004 until he retired from Jefferies in 2007. Prior to his tenure at Jefferies & Company, Mr. Nevins served in several leadership positions as a director, financial advisor, and corporate executive. Mr. Nevins holds an MBA from the Stanford Graduate School of Business and a Bachelor of Arts in Economics from the University of California, Riverside.

Scott M. Schecter. Mr. Schecter joined us as a director in January 2005. Since April 2005, Mr. Schecter has served as the Chief Financial Officer of HydroGen Corporation, a company in the business of designing and manufacturing air-cooled Phosphoric Acid Fuel Cell power generation systems. On October 22, 2008, HydroGen, L.L.C., the HydroGen Corporation’s wholly-owned subsidiary, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), with the United States Bankruptcy Court. HydroGen, L.L.C. will continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. Mr. Schecter serves as a director of bieMEDIA, LLC, a media design, production, distribution and technology company. From 1994 to 2004, Mr. Schecter, a CPA, served as Vice President, Chief Financial Officer, and Treasurer of Fuel-Tech N.V. and Fuel Tech, Inc. He also served as Chief Financial Officer of Clean Diesel Technologies, Inc., a publicly traded development stage company in the specialty chemical business from 1995 through 1999. In 1990, Mr. Schecter participated in a management buyout of American Vision Centers, Inc., a publicly traded retail optical chain, and served as that company’s Senior Vice President and Chief Financial Officer through January 1994. He received his Bachelor of Science degree in Accounting with Distinction from State University of New York at Albany and an MBA with a double major in Finance and Entrepreneurial Management from The Wharton School, University of Pennsylvania. Mr. Schecter is a Certified Public Accountant.

Audit Committee

Our Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, is responsible for reviewing the results and scope of audits and other services provided by our independent public accountants and reviewing our system of internal accounting and financial controls. The audit committee also reviews other matters with respect to our accounting, auditing, and financial reporting practices and procedures, as it deems necessary or desirable. The Audit Committee of our Board of Directors consists of three non-employee directors who meet the independence standards of NASDAQ and the securities laws. The members of the Audit Committee are Scott M. Schecter, Chair; Robert G. Aldrich; and Richard Nevins. Mr. Schecter, a financial expert, serves as the Chairman of the Audit Committee.

Executive Officers

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

William S. Steckel. Mr. Steckel joined us in June 2008 and serves as our Chief Financial Officer. From April 2006 until June 2008, Mr. Steckel was Chief Financial Officer, Senior Vice President and Treasurer at Norwood Promotional Products, a leading supplier of imprinted promotional products. Before Norwood, Mr. Steckel was with Lambda Power (a division of Invensys plc), a global manufacturer of power supplies, power filtering and power protection equipment, where he was President from 2003 to 2005 and CFO from 2001 to 2002. Mr. Steckel earned his Bachelor of Science in industrial management at Iowa State University, and his M.B.A. from Western Illinois University. He is also a Certified Public Accountant.

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

Code of Ethics

We have adopted a code of ethics that is applicable to our officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics can be found under the heading “Ethics Policy” on our website at www.daystartech.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), to the Company’s knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2008 were complied with, except one stock option grant to William Steckel, reported on Form 4 on August 14, 2008, which should have been reported on Form 4 on August 13, 2008.

Item 11.    Executive Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our named executive officers for services rendered in all capacities to DayStar during the year ended December 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Stock Awards ($)			Option Awards ($)			Non-Stock Incentive Plan Comp. ($)			All Other Comp. ($)			Total ($)
Stephan J. DeLuca Chief Executive Officer	2008 2007	$ $	251,923 254,039	$ $	547,500 —	(1)	$ $	423,000 742,900	(2) (2)	$ $	— 76,212	(3)	$ $	43,674 47,268	(4) (5)	$ $	1,266,097 1,120,419

Ratson Morad Chief Operating Officer	2008 2007	$ $	210,462 —	$ $	531,000 —	(1)	$ $	1,371,620 —	(2)	$ $	— —		$ $	16,465 —	(4)	$ $	2,129,547 —

Robert E. Weiss Chief Technology Officer	2008 2007	$ $	246,000 194,808	$ $	871,000 210,500	(1) (1)	$ $	573,300 760,000	(2) (2)	$ $	— 35,065	(3)	$ $	7,624 5,451	(4) (5)	$ $	1,697,924 1,205,824

(1)	Represents the total fair market value on the date of grant, of restricted stock granted during the years ended December 31, 2008 and 2007. Fiscal year 2008 and 2007 restricted stock awards vest one-third per year beginning on the vesting commencement date, with the exception of a restricted stock award granted to Mr. Weiss on July 22, 2008, with a fair market value of $340,000 that fully vested on December 29, 2008. Amounts listed do not represent the actual current fair value of the shares granted.
(2)	Represents fair market value of options granted during the years ended December 31, 2008 and 2007, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 4, Share Based Compensation, of our consolidated financial statements.
(3)	Represents amounts earned under our 2007 Management Incentive Program which were paid in 2008.

(4)	All other compensation for 2008 consists of medical premiums paid by us and relocation costs.

	Medical Premiums	Relocation Costs
Stephan J. DeLuca	$13,674	$30,000
Ratson Morad	16,465	—
Robert E. Weiss	7,624	—

(5)	All other compensation for 2007 consists of medical premiums paid by us and relocation costs.

	Medical Premiums	Relocation Costs
Stephan J. DeLuca	$10,228	$37,040
Ratson Morad	—	—
Robert E. Weiss	5,451	—

Employment Agreements

Each executive officer serves at the discretion of our board of directors. We have entered into employment contracts with all of our executive officers with initial terms of three-years. The agreements automatically extend for subsequent one-year periods on the anniversary date unless either party gives the other 90 days written notice prior to the anniversary date of the intent not to renew the agreement. Under the employment agreement, the executive officer is entitled to participate in an annual bonus and management incentive program and to benefits offered to other similarly situated employees as established by the Board from time to time.

We entered into an employment agreement with Stephan J. DeLuca as our Chief Operating Officer on April 10, 2006. His base salary was $200,000. The agreement has an initial term of three-years. Dr. DeLuca was appointed Chief Executive Officer in November 2006 and on January 22, 2007, the compensation committee of the board of directors amended Dr. DeLuca’s employment agreement to formally reflect his new role with DayStar. Pursuant to the amendment, Dr. DeLuca will report directly to the board of directors and is entitled to receive an annual base salary of $250,000.

We entered into employment agreements with our Chief Technology Officer, Robert Weiss, on April 1, 2006, our President and Chief Operating Officer, Ratson Morad, on February 19, 2008, and our Chief Financial Officer, William Steckel, on June 25, 2008. Under their agreements, the base salary for Mr. Weiss is $285,000, and for Mr. Morad and Mr. Steckel is $240,000.

The agreements with Dr. DeLuca, Mr. Morad and Mr. Weiss were amended in December 2008 to clarify the manner in which the agreement complies with recent changes to applicable tax laws, including Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). In particular, the Restated Employment Agreements (i) exempt the arrangements from the Code, and (ii) provide a “back stop” to implement a 6-month delay in payment if the revised arrangements are, in the future, deemed to be “deferred compensation” for purposes of the Code.

Under the agreements, the Non-Renewal severance consists of (i) a pro-rata portion of the Executive’s Regular Severance pay; (ii) payment of premiums for continued medical and any other applicable health insurance coverage under COBRA; and (iii) the vesting of a pro-rata portion of any unvested equity compensation awards that would have vested within twelve months of the termination date.

The executive officer may terminate his employment agreement for “good reason”. We may terminate each agreement at any time for “cause” or in the event of the executive officer’s disability or death. If we terminate for “cause”, the executive officer’s obligations cease after a specific termination procedure process. If we terminate “without cause” or the executive officer terminates for “good reason”, the executive officer is entitled to one year base salary, the amount of incentive compensation paid in the prior year under the applicable incentive program, and vesting of restricted stock, warrants, or options that would vest over the 12 months immediately following the cessation of employment. In the event that the agreement is terminated because of death, all obligations to the executive officer immediately cease, except for benefits accrued to date. In the event of disability preventing the executive officer from substantially performing his duties, we may terminate for “cause.”

If the executive officer’s contract is terminated after a “change in control”, the executive officer is entitled to a multiple of base salary, plus the target amount of incentive pay under the management incentive program. In addition, all unvested warrants, options or restricted stock then held by executive, if any, shall vest automatically on the termination of executive’s employment. Dr. DeLuca’s multiple is 2.50. Mr. Steckel, Mr. Morad, and Mr. Weiss’s multiple is 2.0. A “change in control”, as defined, includes (a) a consolidation or merger in which the Company is not the continuing or surviving corporation, (b) a recapitalization in which any person becomes the 50% owner, (c) any transaction in which substantially all the assets of the corporation are to be liquidated, and (d) any person becoming the beneficial owner of more than 50% of our voting power. Each Agreement contains an eighteen month non-solicitation provision that restricts each executive officer from directly or indirectly soliciting our current employees or key suppliers to engage in a business relationship with any person or entity that engages in or plans to engage in the design, development, invention, implementation, application, manufacture, production, marketing, sale or license of any product or service in the direct competition with the Company’s products or services. For purposes of the agreement, our products or services are defined as CIGS-based PV products manufactured by a continuous process and/or on a flexible media. For purposes of the agreement, our products or services are defined as CIGS-based PV products manufactured by a continuous process and/or on a flexible media.

Under the agreement the parties are compelled to engage in Arbitration to resolve any disputes.

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers at December 31, 2008.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested($)(1)
	Exercisable	Unexercisable
Stephan J. DeLuca	—	150,000	(2)	3.65	2-4-2018	—		—
	113,333	56,667	(3)	5.71	3-27-2017	—		—
	3,125	1,875	(4)	8.77	6-19-2016	—		—
	—	—		—	—	150,000	(5)	141,000
	—	—		—	—	25,000	(6)	23,500
	—	—		—	—	1,250	(7)	1,175

Ratson Morad	—	502,425	(8)	3.54	4-7-2018	—		—
	—	—		—	—	150,000	(9)	141,000

Robert E. Weiss	—	210,000	(8)	3.54	4-7-2018	—		—
	66,667	133,333	(10)	4.94	10-4-2017	—		—
	2,031	1,219	(4)	8.77	6-19-2016	—		—
	—	—		—	—	150,000	(9)	141,000
	—	—		—	—	33,333	(11)	31,333
	—	—		—	—	7,063	(7)	6,639
	—	—		—	—	7,500	(12)	7,050

(1)	Based on closing price of DayStar’s common stock on December 31, 2008 of $.94.
(2)	Stock options vest at a rate of one-third of the grant per year beginning on February 4, 2009.
(3)	Stock options vest at a rate of one-third of the grant per year beginning on May 1, 2007.
(4)	One-fourth of the stock option grants vest on the one-year anniversary of the grant date, June 19, 2006, with monthly vesting thereafter.

(5)	Restricted stock award vests at a rate of one-third of the grant on each of December 4, 2009, February 4, 2010 and February 4, 2011.
(6)	Restricted stock award vests at a rate of one-fourth of the grant on each of April 10, 2007, April 10, 2008, December 4, 2009 and April 10, 2010.
(7)	Restricted stock award vests at a rate of one-fourth of the grant per year commencing on the one-year anniversary of the grant date, June 19, 2006.
(8)	Stock options vest at a rate of one-third of the grant per year beginning on April 7, 2009.
(9)	Restricted stock award vests at a rate of one-third of the grant per year commencing on April 7, 2009.
(10)	Stock options vest at a rate of one-third of the grant on each January 1, 2008, January 1, 2009, January 1, 2010.
(11)	Restricted stock award vests at a rate of one-third of the grant per year commencing on April 1, 2008.
(12)	Restricted stock award vests at a rate of one-fourth of the grant per year commencing on the one-year anniversary of the grant date, January 2, 2006.

Director Compensation

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

Under the current policy, each non-employee director receives an annual retainer of $15,000 payable quarterly in advance, plus a $1,000 meeting fee for each meeting of the board of directors or a board committee meeting the director attends. In addition, the committee members receive retainers, payable quarterly in arrears, as follows: 1) audit committee chairman $6,000 and members $3,000; 2) compensation committee chairman $4,000 and members $2,000; and 3) nominating and governance committee chairman $2,000 and members $1,000. The audit committee also receives meeting fees of $2,000 for the chairman and $1,000 for each member. The compensation, nominating and governance, and executive committee chairmen and members each receive $1,000 per meeting, payable quarterly in arrears. Our chairman does not receive any additional compensation.

The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered to DayStar during the year ended December 31, 2008:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Total
Robert G. Aldrich	$45,500	$65,300	$47,400	$158,200
Kevin S. Flannery	33,750	65,300	47,400	146,450
Randolph A. Graves, Jr.	40,000	65,300	47,400	152,700
Richard Nevins	30,000	65,300	47,400	142,700
Scott M. Schecter	45,250	65,300	47,400	157,950
Kelly A. Waters(3)	23,250	65,300	47,400	135,950

(1)	Represents total fair market value of stock awards on grant date.
(2)

Represents fair market value of options granted during the year ended December 31, 2008, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 4, Share Based Compensation, of our financial statements. At December 31, 2008, Dr. Graves owned 66,500 options, Dr. Aldrich owned 72,500 options, Mr. Flannery owned 56,000 options, Mr. Nevins owned 16,000 options, and Mrs. Waters and Mr. Schecter each owned 65,000 options. As of December 31, 2008, each of our non-employee directors holds 10,000 shares of our common stock granted in consideration for service on our board of directors.

(3)	Ms. Waters did not stand for re-election at the 2008 annual shareholder’s meeting.

In addition to the fees listed above, we reimburse the directors for their travel expenses incurred in attending meetings of the Board or its committees, as well as for fees and expenses incurred in attending director education seminars and conferences. The directors do not receive any other compensation or personal benefits.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

On June 19, 2006, we adopted an Equity Incentive Plan (“the 2006 Plan”) to enable employees, outside directors and consultants to acquire an equity interest in DayStar. Issuances under the 2006 Plan may be in the form of incentive and non-qualified stock options, restricted stock, stock award units and stock appreciation rights. In September 2008, our stockholders approved the Amended and Restated 2006 Equity Incentive Plan (the “2006 Amended and Restated Plan”). The 2006 Amended and Restated Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards to employees, directors, and consultants. The 2006 Amended and Restated Plan reserves 10,950,000 of our authorized shares of common stock for issuance for these purposes. Under the 2006 Amended and Restated Plan, the term of stock options shall not exceed ten years and stock options shall not be granted with an exercise price of less than 100% of the fair market value of our common stock, measured at the time of grant.

Grants of incentive and non-qualified stock options, and restricted stock prior to June 19, 2006 were made from our original Equity Incentive Plan adopted in 2003 (the “2003 Plan”). The 2003 Plan reserves 1,050,000 of our authorized shares of common stock for issuance for these purposes.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plan, consisting of the 2003 and 2006 Equity Incentive Plans. The information in this table is as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available
Equity compensation plans approved by security holders	4,029,410	(1)	$4.08	6,126,354
Equity compensation plans not approved by security holders	—		—	—

Total	4,029,410		$4.08	6,126,354

(1)	Does not include 1,784,876 outstanding shares of restricted stock granted to certain of our officers, directors, employees and consultants, under the 2003 and 2006 Plans or 59,360 options which have been exercised for common stock.

The following table sets forth information, as of February 28, 2009, with respect to the beneficial ownership of the our common stock by each person who is known to us to be the beneficial owner of more than five percent of our outstanding common stock by each nominee for director, by the named executive officers, and by all directors and executive officers as a group. The information contained in this beneficial ownership table for five percent stockholders is based on Form 13D, 13G, or other filings with the Commission available through www.sec.gov/edgar as of close of business February 28, 2009. With the exception of Mr. Aldrich who owns his shares with his wife through the Aldrich Living Trust, each person has sole voting power and sole investment power. Ownership percentages are based on 33,488,862 shares outstanding on February 28, 2009, plus the assumed exercise of the applicable options vesting within 60 days thereof.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent
Directors and Executive Officers:
Stephan J. DeLuca(3)	369,375	1.1%
Ratson Morad(4)	317,475	*
William Steckel(5)	150,000	*
Robert E. Weiss(6)	500,060	1.5%
Robert G. Aldrich(7)	102,500	*
Kevin S. Flannery(8)	130,000	*
Randolph A. Graves, Jr.(9)	110,500	*
Richard Nevins.(10)	53,000	*
Scott M. Schecter(11)	95,000	*
All directors and executive officers as a group (9 persons)	1,827,910	5.3%

5% Stockholders:
LC Capital Master Fund, Ltd.(12)	5,050,203	15.1%
Capital Ventures International(13)	2,108,248	6.3%

*	Less than one percent.
(1)	Except as otherwise indicated, each officer and director can be reached at DayStar Technologies, Inc., 2972 Stender Way, Santa Clara CA 95054.
(2)	The inclusion herein of any share of common stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. With the exception of Mr. Aldrich who owns his shares with his wife through the Aldrich Living Trust, each person listed above has sole voting and investment power with respect to the shares listed. Any reference in the footnotes below to stock options and restricted common stock subject to a right of repurchase by our company relates to stock options exercisable or that will become exercisable within 60 days of February 28, 2009 and restricted common stock that will vest within 60 days of February 28, 2009.
(3)	Includes vested options to purchase 166,875 shares of common stock and 113,750 shares of restricted common stock subject to a right of repurchase by our company.
(4)	Includes vested options to purchase 167,475 shares of common stock and 100,000 shares of restricted common stock subject to a right of repurchase by our company.
(5)	Includes 150,000 shares of restricted common stock subject to a right of repurchase by our company.
(6)	Includes vested options to purchase 205,635 shares of common stock and 127,478 shares of restricted common stock subject to a right of repurchase by our company.
(7)	Includes vested options to purchase 82,500 shares of common stock.
(8)	Includes vested options to purchase 66,000 shares of common stock.
(9)	Includes vested options to purchase 76,500 shares of common stock.
(10)	Includes vested options to purchase 26,000 shares of common stock.
(11)	Includes vested options to purchase 75,000 shares of common stock.
(12)	Represents 4,575,183 shares of common stock beneficially owned by LC Capital Master Fund, Ltd. and 475,020 shares of common stock beneficially owned by LC Capital/Capital Z SPV, L.P. LC Capital Master

Fund and LC Capital/Capital Z SPV, L.P. have shared voting and dispositive power over all such shares. The address of LC Capital Master Fund, Ltd. is 680 Fifth Avenue, 12th Floor, New York, New York 10019.

(13)	Represents shares of common stock beneficially owned by Capital Ventures International and Heights Capital Management, Inc., which have shared voting and dispositive power over all such shares. The address of the principal business office of Capital Ventures International is One Capitol Place, P.O. Box 1787 GT, Grand Cayman, Cayman Islands, British West Indies. The address of the principal business office of Heights Capital Management, Inc. is 101 California Street, Suite 3250, San Francisco, California 94111.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Board of Directors has determined that a majority of its directors presently meet the independence standards under the applicable Nasdaq rules. These directors are Messrs. Aldrich, Flannery, Graves, Nevins and Schecter.

Item 14.    Principal Accounting Fees and Services

The following table shows the fees paid or accrued for the audit and other services provided by Hein & Associates LLP for 2008 and 2007.

	FY 2008	FY 2007
Audit Fees	$201,898	$236,345
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$201,898	$236,345

Audit services of Hein & Associates LLP for fiscal 2008 and 2007 consisted of the annual examination of our financial statements, quarterly reviews of the interim financial statements included in our reports on Form 10-Q, and procedures required in conjunction with Section 404 of the Sarbanes Oxley Act of 2002.

The Audit Committee has adopted policies and procedures to pre-approve all services to be performed by Hein & Associates. Specifically the committee’s policy is to pre-approve the use of Hein & Associates for audit services as well as detailed, specific types of services within the categories of audit-related and non-audit services described above: and procedures required to meet certain regulatory requirements. The committee will not approve any service prohibited by regulation and does not anticipate approving any service in addition to the categories described above. In each case, the committee’s policy is to pre-approve a specific annual budget by category which the company anticipates obtaining from Hein & Associates, and has required management to report the actual fees (versus budgeted fees) to the committee on a periodic basis throughout the year. In addition, any new, unbudgeted engagement for audit services or within one of the other pre-approved categories described above must be pre-approved by the committee or its chair. All of the services described above were approved in advance by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. The following financial statements are included herein:

Report of Independent Registered Public Accounting Firm

Balance Sheets—December 31, 2008 and December 31, 2007

Statements of Operations—For the Years Ended December 31, 2008 and 2007 and For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2008

Statements of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2008

Statements of Cash Flows—For the Years Ended December 31, 2008 and 2007 and For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2008

Notes to Financial Statements

b. The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock.

4.1(4)	Stockholder Rights Agreement, dated as of May 6, 2008 between the Company and Computershare Trust Company, N.A., as Rights Agent.

4.2(5)	Form of Common Stock Certificate.

4.3(5)	Form of Class A Public Warrant.

4.4(5)	Form of Class B Public Warrant.

4.5(5)	Form of Unit Certificate.

4.6(5)	Form of Warrant Agent Agreement.

4.7(5)	Form of Representative’s Warrant.

10.1(6)	Registration Rights Agreement by and between the Company and Castlerigg Master Investments Ltd., dated January 19, 2007.

10.2(6)	Registration Rights Agreement by and between the Company and LC Capital Master Fund, Ltd., dated January 19, 2007.

10.3(6)	Registration Rights Agreement by and among the Company, Millennium Partners, L.P., Phoenix Partners, LP, Phoenix Partners II, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated January 19, 2007.

10.4(6)	Class A Warrant to purchase shares of common stock issued to Castlerigg Master Investments Ltd. on January 19, 2007.

Exhibit Number	Exhibit Title

10.5(7)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated October 6, 2006.

10.6(5)	Form of Indemnification Agreement by and between the Company and its directors.

10.7(5)	Form of Indemnification Agreement by and between the Company and its officers.

10.8*(5)	Form of Employee Notice of Stock Option Grant related to 2003 Equity Incentive Plan.

10.9*(5)	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan.

10.10(8)	Agreement by and between the Company and New York State Energy Research and Development Authority, dated December 2, 2004.

10.11(9)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated May 11, 2007.

10.12*(10)	Employment Agreement by and between the Company and Ratson Morad, dated February 19, 2008.

10.13*(11)	Employment Agreement by and between the Company and Robert Weiss dated April 3, 2006.

10.14*(5)	2003 Equity Incentive Plan.

10.15(18)	First Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated May 29, 2007.

10.16(18)	First Amendment to the Registration Rights Agreement by and between the Company and LC Capital Master Fund, Ltd., dated May 29, 2007.

10.17(12)	Second Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated August 3, 2007.

10.18(12)	Second Amendment to the Registration Rights Agreement by and between the Company and LC Capital Master Fund, Ltd., dated August 3, 2007.

10.19*(13)	Amended and Restated 2006 Equity Incentive Plan.

10.20*	Form of Employee Stock Option Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.21*	Form of Employee Restricted Stock Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.22*	Form of Employee Restricted Stock Unit Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.23(14)	Lease Agreement between the Company and Sitterly Associates, LLC dated May 25, 2004.

10.24(14)	Lease Agreement between the Company and Sitcon, LLC dated April 6, 2006.

10.25(14)	Lease Agreement between the Company and Coronado Stender Associates, LLC dated February 24, 2006.

10.26(15)	Lease Agreement between the Company and BMR-Gateway Boulevard LLC dated April 29, 2008.

Exhibit Number	Exhibit Title

10.27*(16)	Employment Agreement with William S. Steckel dated June 25, 2008.

10.28*(17)	Amended and Restated Employment Agreement by and between the Company and Stephan J. DeLuca, dated December 5, 2008.

10.29*(17)	Amended and Restated Employment Agreement by and between the Company and Ratson Morad, dated December 4, 2008.

10.30*(17)	Amended and Restated Employment Agreement by and between the Company and Robert E. Weiss, dated December 4, 2008.

23.1	Consent of Hein & Associates LLP.

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.
(5)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003, as amended.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.
(7)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on February 20, 2007.
(8)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 18, 2005.
(9)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2007.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 25, 2008.
(11)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 7, 2006.
(12)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2007.
(13)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 26, 2008.
(14)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 1, 2007.
(15)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2008.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 27, 2008.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 10, 2008.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 4, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2009.

DAYSTAR TECHNOLOGIES, INC.

By:	/S/ STEPHAN J. DELUCA
Stephan J. DeLuca Chief Executive Officer

By:	/S/ WILLIAM S. STECKEL
William S. Steckel Chief Financial Officer (Chief Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephan J. DeLuca as his true and lawful attorney-in-fact and agent, with the full power of substitution for him, and in his name and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 16, 2009.

Signature	Capacities	Date

/S/ ROBERT G. ALDRICH Robert G. Aldrich	Chairman	March 16, 2009

/S/ STEPHAN J. DELUCA Stephan J. DeLuca	Director and Chief Executive Officer (Principal Executive Officer)	March 16, 2009

/S/ KEVIN S. FLANNERY Kevin S. Flannery	Director	March 16, 2009

/S/ RANDOLPH A. GRAVES, JR Randolph A. Graves, Jr	Director	March 16, 2009

/S/ RICHARD NEVINS Richard Nevins	Director	March 16, 2009

/S/ SCOTT M. SCHECTER Scott M. Schecter	Director	March 16, 2009

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets—December 31, 2008 and December 31, 2007	F-3

Statements of Operations—For the Years Ended December 31, 2008 and 2007 and For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2008	F-4

Statements of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2008	F-5

Statements of Cash Flows—For the Years Ended December 31, 2008 and 2007 and For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2008	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DayStar Technologies, Inc.

Santa Clara, California

We have audited the accompanying balance sheets of DayStar Technologies, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and for the period from July 1, 2005 (inception of the development stage) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DayStar Technologies, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from July 1, 2005 (inception of the development stage) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 the Company will require substantial funds beyond its current cash on hand to fully continue its development efforts, build-out its initial manufacturing line and commence commercial shipments. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DayStar Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of DayStar Technologies, Inc.’s internal control over financial reporting.

/s/    Hein & Associates LLP

HEIN & ASSOCIATES LLP

Irvine, California

March 13, 2009

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$17,120,401	$61,365,559
Other current assets	543,357	666,511

Total current assets	17,663,758	62,032,070

Property and Equipment, at cost	46,022,825	14,911,021
Less accumulated depreciation and amortization	(8,942,105)	(5,774,823)

Net property and equipment	37,080,720	9,136,198
Other Assets:
Other assets	204,108	72,427

Total Assets	$54,948,586	$71,240,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,554,814	$2,620,635
Notes and capital leases payable, current portion	171,983	174,996
Deferred rent, current portion	175,212	—
Deferred revenue and gain	420,000	2,333

Total current liabilities	8,322,009	2,797,964
Long-Term Liabilities:
Notes and capital leases payable	—	171,983
Deferred revenue	—	420,000
Deferred rent	2,951,557	—
Stock warrants	125,481	2,771,090

Total long-term liabilities	3,077,038	3,363,073
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 33,438,862 and 32,621,262 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	334,389	326,213
Additional paid-in capital	140,179,025	135,387,049
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(86,818,484)	(60,488,213)

Total stockholders’ equity	43,549,539	65,079,658

Total Liabilities and Stockholders’ Equity	$54,948,586	$71,240,695

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to December 31, 2008
	2008	2007
Revenue:
Product revenue	$—	$—	$3,528
Research and development contract revenue	—	60,000	615,000

Total revenue	—	60,000	618,528
Costs and Expenses:
Research and development	17,678,212	10,420,541	40,257,915
Selling, general and administrative	8,864,142	6,875,610	23,418,390
Restructuring	—	2,840,996	3,280,051
Depreciation and amortization	3,242,504	3,013,149	8,382,456

Total costs and expenses	29,784,858	23,150,296	75,338,812
Other Income (Expense):
Other income	848,409	566,533	2,748,614
Interest expense	(39,431)	(523,355)	(2,340,987)
Amortization of note discount and financing costs	—	(4,176,138)	(8,923,945)
Gain (loss) on derivative liabilities	2,645,609	(2,828,136)	2,509,587
Loss on extinguishment of debt	—	(6,091,469)	(6,091,469)

Total other income (expense)	3,454,587	(13,052,565)	(12,098,200)

Net Loss	$(26,330,271)	$(36,142,861)	$(86,818,484)

Weighted Average Common Shares Outstanding (Basic And Diluted)	33,164,993	17,302,763

Net Loss Per Share (Basic and Diluted)	$(0.79)	$(2.09)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO DECEMBER 31, 2008

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	5,083,258	$50,833	29,000	$290	$22,443,181	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 - 12/05 at $6.00 - $8.25 per share	1,190,748	11,907	—	—	7,208,295	—	—	—	7,220,202
Conversion of Class B common stock	58,000	580	(29,000)	(290)	(290)	—	—	—	—
Share-based compensation	38,750	388	—	—	411,912	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	6,370,756	$63,708	—	$—	$30,063,098	$(403,710)	$(10,145,391)	$(3,904,151)	$15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $2.06 - $7.50 per share	132,815	1,328	—	—	670,544	—	—	—	671,872
Share-based compensation	177,062	1,771	—	—	1,320,949	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 - 12/06	1,143,036	11,430	—	—	7,366,729	—	—	—	7,378,159
Warrants issued for placement of convertible note at $5.38 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	7,823,669	$78,237	—	$—	$40,381,871	$—	$(10,145,391)	$(24,345,352)	$5,969,365
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $2.00 - $3.45 per share	518,200	5,182	—	—	3,169,135	—	—	—	3,174,317
Share-based compensation	196,438	1,965	—	—	4,088,080	—	—	—	4,090,045
Issuance of shares pursuant to offering, 2/07 at $2.00 per share	2,500,000	25,000	—	—	4,975,000	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $4.25 per share, net of offering costs	17,250,000	172,500	—	—	67,722,418	—	—	—	67,894,918
Shares issued in payment of principal and interest on convertible note, 1/07 at $1.49 per share and 2/07 at $2.00 per share	3,875,384	38,754	—	—	7,288,171	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $2.00 per share	457,571	4,575	—	—	2,393,096	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

BALANCES, December 31, 2007	32,621,262	$326,213	—	$—	$135,387,049	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Exercise of stock options, 6/08 at $3.14 per share	1,600	16	—	—	5,008	—	—	—	5,024
Share-based compensation	816,000	8,160	—	—	4,786,968	—	—	—	4,795,128
Net loss	—	—	—	—	—	—	—	(26,330,271)	(26,330,271)

BALANCES, December 31, 2008	33,438,862	$334,389	—	$—	$140,179,025	$—	$(10,145,391)	$(86,818,484)	$43,549,539

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to December 31, 2008
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(26,330,271)	$(36,142,861)	$(86,818,484)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,242,504	3,013,149	8,382,456
Share-based compensation	4,795,128	4,090,045	10,465,307
Non-cash interest	—	279,369	1,605,084
Amortization of note discount and non-cash financing costs	—	3,634,439	8,382,245
(Gain) loss on derivative liabilities	(2,645,609)	2,828,136	(2,509,587)
Non-cash restructuring	—	1,278,253	1,278,253
Loss on extinguishment of debt	—	6,091,469	6,091,469
Changes in operating assets and liabilities:
Receivables	—	3,906	—
Other assets	(10,560)	2,939,109	(640,471)
Accounts payable and accrued expenses	3,308,206	(79,678)	5,638,429
Deferred rent	1,129,348	—	1,129,348
Deferred revenue	(2,333)	(67,000)	217,618

Net cash used in operating activities	(16,513,587)	(12,131,664)	(46,778,333)
Cash Flows from Investing Activities:
Purchase of investments	(54,300,000)	—	(71,957,732)
Proceeds from sale of investments	54,300,000	—	72,662,973
Purchase of equipment and improvements	(27,561,599)	(1,658,226)	(39,637,869)
Proceeds from sale of assets	—	—	3,120

Net cash used in investing activities	(27,561,599)	(1,658,226)	(38,929,508)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	78,312,500	78,312,500
Proceeds from issuance of notes	—	9,000,000	24,000,000
Payments on notes and capital leases	(174,996)	(10,651,264)	(11,323,327)
Cost of financing	—	(5,417,582)	(6,342,379)
Proceeds from exercise of warrants and stock options	5,024	1,051,076	8,810,120

Net cash (used) provided by financing activities	(169,972)	72,294,730	93,456,914

Increase\(decrease) in cash and cash equivalents	(44,245,158)	58,504,840	7,749,073
Cash and cash equivalents, beginning of period	61,365,559	2,860,719	9,371,328

Cash and cash equivalents, end of period	$17,120,401	$61,365,559	$17,120,401

Supplemental Cash Flow Information:
Cash paid for interest	$39,431	$434,408

Non-Cash Transactions:
Reclassification of warrant liability upon exercise of warrants	$—	$2,123,241

Principal payments on convertible note, in common stock	$—	$7,047,556

Warrants issued for extinguishment of debt	$—	$722,191

Financed leasehold improvements	$3,623,395	$—

Warrants issued for placement of convertible note	$—	$2,057,071

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

1.    Organization and Nature of Operations:

DayStar Technologies, Inc. (the “Company”) is a development stage enterprise that was formed in 1997 for the purpose of developing, manufacturing and marketing innovative products to the solar photovoltaic (“PV”) industry. From its inception, the Company has focused primarily on thin film copper indium gallium diselenide (“CIGS”) solar products. The Company has developed a proprietary one-step sputter deposition process and manufactured a commercial scale deposition tool to apply high efficiency CIGS material over large area glass substrates in a continuous fashion. The Company intends to integrate this tool with commercially available thin film manufacturing equipment which will provide a critically differentiated manufacturing process to produce low-cost monolithically integrated, CIGS-on-glass modules that address the grid-tied, ground-based PV market.

2.    Liquidity and Future Operations:

The Company’s financial statements for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $26.3 million for the year ended December 31, 2008. The Company anticipates it will continue to incur losses in the future as it commercializes its products.

In order to fund the costs associated with continued development and commercialization efforts, the Company completed a registered public offering during the fourth quarter of 2007 in which it sold 17,250,000 shares of its common stock at $4.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the fees and expenses of the offering. Upon receipt of the proceeds from the offering, the Company re-paid in full $9.2 million of existing indebtedness. The Company has used these proceeds to develop its proprietary deposition process, to build its prototype deposition tool, and to begin installation of its first production line. Commercialization efforts, including the completion and ramp-up of the Company’s initial module production line will require significant additional capital expenditures as well as associated continued development and administrative costs. The Company is targeting commercial shipments from its initial module manufacturing line beginning in late 2009.

In order to continue its development efforts, fully build-out its initial manufacturing line and commence commercial shipments of its products as planned in late 2009, the Company will require substantial funds beyond its current cash on hand. In order to address its current financing needs, the Company has engaged a financial advisor and is actively engaged in a process to secure a relationship with appropriate strategic investors or partners that can provide the funding necessary to continue the Company’s current plans. If necessary, the Company is prepared to seek bridge financing in order to provide additional time to complete an agreement with an investor or strategic partner. Given current market conditions, such financing may not be available to the Company on terms that are acceptable to it, if at all, and any new equity financing may be dilutive to stockholders. A wide variety of factors relating to the Company and external conditions could adversely affect its ability to secure additional funding and the terms of any funding that it secures.

If the Company is unable to raise sufficient capital, the Company will be required to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other such actions that could adversely affect future operations. Any such changes would raise substantial doubt as to the Company’s ability to continue operations as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

DAYSTAR TECHNOLOGIES, INC.

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

Property and Equipment—Property and equipment is stated at cost. Depreciation is computed using straight-line and an accelerated method over estimated useful lives of 3 to 10 years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

Patent Costs—Costs for patents purchased from third parties, including legal fees, are capitalized and amortized over 15 years. The Company recorded patent-related amortization expense of $2,032 and $3,540 for the years ended December 31, 2008 and 2007, respectively.

Revenue Recognition—The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Since inception of the development stage on July 1, 2005, the Company has earned minimal amounts of product revenue.

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company reported deferred revenue of $420,000 as of December 31, 2008 and 2007.

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. The Company recognized no revenue for the year ended December 31, 2008 and $60,000 of revenue from a contract with a New York State government agency for the year ended December 31, 2007.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) on

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

January 1, 2007. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted this statement on January 1, 2007, at which time the liability for unrecognized tax benefits was zero.

During the years ended December 31, 2008 and 2007, the Company did not recognize any tax liabilities related to uncertain tax positions.

The Company recognizes accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. There was no accrued interest or penalties recognized in the Company’s balance sheets as of December 31, 2008 and 2007.

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

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in the Company’s Statements of Operations for the years ended December 31, 2008 and 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense for the years ended December 31, 2008 and 2007 was as follows:

	For the Year Ended December 31,
	2008	2007
Share-based compensation:
Selling, general and administrative	$2,416,563	$2,502,161
Research and development	2,378,565	1,587,884

Total share-based compensation	$4,795,128	$4,090,045

Loss Per Share—Loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Basic Earnings Per Share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Such common stock equivalents, including 4,029,410 options and 5,811,711 warrants have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share were the same in each of the years ended December 31, 2008 and 2007.

Fair Value of Financial Instruments—The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of receivables, investments, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of notes payable and capital lease obligations approximate fair value due to their proximity to the inception date.

Derivative Stock Warrants—Certain terms in the convertible note and related documents issued on May 25, 2006 as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement, require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with No. SFAS 157 “Fair Value Measurements” (“SFAS 157”), and any changes in fair value reported as a gain or loss on derivative liabilities in the statement of operations. In the event of a change in control of the Company, the warrantholders have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. The Black-Scholes option-pricing model is used to estimate the warrant fair values. The liability on the balance sheets of $125,481 and $2,771,090 at December 31, 2008 and 2007, respectively, represents the amount of potential cash settlement due to the warrantholders in the event of a change in control.

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

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Impact of Recently Issued Accounting Pronouncements—

SFAS No. 141 (revised 2007), “Business Combinations.” In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, intellectual property research and development, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for the Company beginning January 1, 2009, and therefore will apply to any business combinations that the Company might enter into after December 31, 2008.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2008. (See the section “Warrant Liability” included in Note 8 to these Financial Statements). There were no financial assets subject to the provisions of SFAS 157 as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Derivative stock warrants	$—	$—	$125,481	$125,481

The adoption of this statement for financial assets and liabilities, effective January 1, 2008, did not have a material impact on the Company’s financial statements. The Company does not expect the adoption of SFAS 157 on January 1, 2009 for its nonfinancial assets and nonfinancial liabilities will have a material impact on its financial statements

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The Company adopted SFAS 159 on January 1, 2008. The impact of this new standard did not have a material impact on its financial statements.

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” In March 2008, The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company does not anticipate a material impact on its financial statements as a result of the implementation of SFAS 161.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 was effective 60 days following the SEC’s approval on September 16, 2008 of the Public Company Oversight Board amendments to remove the U.S. GAAP hierarchy from the auditing standards. As a result, the Company adopted SFAS 162 during the fourth quarter of 2008. The adoption of SFAS 162 did not have a material impact on the Company’s financial statements.

4.    Share-Based Compensation

Equity Incentive Plan—On June 19, 2006, the Company adopted an Equity Incentive Plan (the “2006 Plan”) to enable employees, outside directors and consultants to acquire an equity interest in the Company. Issuances under the 2006 Plan may be in the form of incentive and non-qualified stock options, restricted stock awards, restricted stock unit awards and stock appreciation rights. In September 2008, stockholders approved the Amended and Restated 2006 Equity Incentive Plan (the “2006 Amended and Restated Plan”). The 2006 Amended and Restated Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards to employees, directors, and consultants. The 2006 Amended and Restated Plan reserves 10,950,000 of the Company’s authorized shares of common stock for issuance for these purposes. Under the 2006 Amended and Restated Plan, the term of stock options shall not exceed ten years and stock options shall not be granted with an exercise price of less than 100% of the fair market value of the common stock, measured at the time of grant.

Grants of incentive and non-qualified stock options, and restricted stock prior to June 19, 2006 were made from the Company’s original Equity Incentive Plan adopted in 2003 (the “2003 Plan”). The 2003 Plan reserves 1,050,000 of the Company’s authorized shares of common stock for issuance for these purposes.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

As discussed in Note 3, Significant Accounting Policies—Share-Based Compensation, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method.

The adoption of SFAS 123(R) resulted in share-based compensation expense associated with options for the year ended December 31, 2008 and 2007 as follows:

	For the Year Ended December 31,
	2008	2007
Share-based compensation associated with options:
Selling, general and administrative	$1,043,445	$2,026,681
Research and development	1,498,103	1,283,920

Total share-based compensation	$2,541,548	$3,310,601

These expenses increased basic and diluted loss per share by $0.08 and $0.19 for the years ended December 31, 2008 and 2007, respectively.

The Black-Scholes option-pricing model was used to estimate the option fair values. This option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the period from the Company’s initial public offering through December 31, 2008, and further reviewed against industry comparables. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the period from the Company’s initial public offering through December 31, 2008. The expected option term was calculated using the “simplified” method permitted by SAB 107, as amended by SAB 110.

The weighted average per share fair value of stock options granted during the years ended December 31, 2008 and 2007 was $2.81 and $3.58, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

December 31,
	2008	2007
Expected volatility	91 – 95%	87 – 92%
Risk-free interest rate	3.5 – 4.2%	4.2 – 4.9%
Expected dividends	$—	$—
Expected terms (in years)	5 – 6	5 – 6.25

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

The following table summarizes stock options outstanding and activity as of and for the years ended December 31, 2008 and 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	484,383	$8.67
Granted	2,111,710	$4.70
Forfeited	(75,735)	$8.89
Exercised	(18,200)	$2.94

Outstanding at December 31, 2007	2,502,158	$5.36	9.32	$3,562,658

Exercisable at December 31, 2007	643,591	$6.52	8.70	$770,030

Outstanding at January 1, 2008	2,502,158	$5.36
Granted	3,039,956	$3.27
Forfeited	(1,511,104)	$4.58
Exercised	(1,600)	$3.14

Outstanding at December 31, 2008	4,029,410	$4.08	9.02	$9,000

Exercisable at December 31, 2008	1,300,444	$5.32	8.38	$2,077

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise of all options exercised during the years ended December 31, 2008 and 2007 was $1,296 and $30,330, respectively. Cash received from stock options exercised during the years ended December 31, 2008 and 2007 was $5,024 and $51,076, respectively. The Company did not realize any tax deductions related to the exercise of stock options during the years ended December 31, 2008 and 2007. The Company will record such deductions to additional paid in capital when realized.

Total unrecognized share-based compensation expense from unvested stock options as of December 31, 2008 and 2007 was $4,911,398 and $4,882,403, respectively, which is expected to be recognized over a weighted average period of approximately 2.1 years for each of the years ended December 31, 2008 and 2007.

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock grants, of $2,253,580 and $779,444 for the years ended December 31, 2008 and 2007, respectively. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the years ended December 31, 2008 and 2007:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2007	212,687	$10.84
Granted	215,000	$4.21
Vested	(46,844)	$10.86
Forfeited	(18,562)	$9.15

Non-vested at December 31, 2007	362,281	$6.99

Granted	835,000	$3.85
Vested	(426,010)	$5.76
Forfeited	(20,875)	$9.50

Non-vested at December 31, 2008	750,396	$4.12

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Total unrecognized share-based compensation expense from unvested restricted stock as of December 31, 2008 was $2,292,478 which is expected to be recognized over a weighted average period of approximately 1.4 years. Total unrecognized share-based compensation expense from unvested restricted stock as of December 31, 2007 was $1,762,281 which was expected to be recognized over a weighted average period of approximately 2.2 years.

Subsequent to December 31, 2008 and through the date of this filing, the Company has issued to its outside directors an aggregate of 50,000 options to purchase common stock and 50,000 shares of restricted stock.

5.    Sales Contracts

The Company maintains a contract with Blitzstrom GmbH, one of the world’s leading thin film solar PV integrators, that commits Blitzstrom to purchase a minimum of 50% of the Company’s production through 2011 of its PV module products utilizing it CIGS technology, subject to these products meeting defined performance criteria. The contract was originally executed on June 9, 2005 and subsequently modified on September 6, 2006 and May 11, 2007.

6.    Property and Equipment:

Property and equipment is summarized as follows:

	December 31, 2008	December 31, 2007
Leasehold improvements	$2,715,246	$2,539,562
Machinery and equipment	15,293,971	10,323,366
Office furniture, equipment and software	1,676,119	1,173,036
Construction in progress	26,337,489	875,057

	46,022,825	14,911,021
Less accumulated depreciation and amortization	(8,942,105)	(5,774,823)

Property and equipment, net	$37,080,720	$9,136,198

Depreciation and amortization expense of property and equipment for the years ended December 31, 2008 and 2007 was $3,240,472 and $3,009,609, respectively.

7.    Commitments and Contingencies:

Leases Payable

On April 29, 2008, the Company signed a 10-year lease for approximately 144,000 square feet of manufacturing and office space in Newark, California. The lease commenced on September 15, 2008 and the initial term of the lease expires on September 14, 2018. The Company has two options to extend the lease by five years each at the completion of the initial term.

This lease is being accounted for as an operating lease. Monthly base rental payments of $74,593 begin March 15, 2009. The monthly base rental payments increase at the beginning of each year during the initial term of the lease. The total minimum rental obligation over the initial term of the lease is approximately $17.5 million. As the Company took possession of the property in May 2008, it will record the straight-lined rent expense commencing May 2008 and throughout the initial lease term. The Company recorded rent expense related to this

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

lease of $1,129,348 during the year ended December 31, 2008. This resulted in a deferred rent liability of $1,129,348, in the long-term liabilities section of the Company’s balance sheet as of December 31, 2008, excluding landlord provided tenant improvement financing described below.

Under the terms of the lease, the landlord will finance up to $2,156,115 of the cost of leasehold improvements incurred by the Company during the first thirty-six months of the initial lease term. In accordance with the terms of the lease, any amounts financed under this arrangement will be amortized over the remaining initial term of the lease, beginning in March 2009. The amount of tenant improvements financed plus interest at a rate of 9% will be repaid monthly, as additional rent, over the remaining initial lease term beginning March 15, 2009. As such, the Company has recorded leasehold improvements of $1,997,421 as of December 31, 2008, representing the amount of tenant improvements financed by the landlord as of such date. The Company recorded corresponding deferred rent liabilities of $175,212 in the current liabilities section and $1,822,209 in the long-term liabilities section of the balance sheet as of December 31, 2008.

In addition, the Company has a long-term lease for approximately 50,000 square feet of factory and office space in Santa Clara, California. The lease expires in August 2010. The Company also leases both office and manufacturing space in two buildings that are part of a corporate park in Halfmoon, New York. These facility leases expire in June 2009 and May 2011. The Company also leases certain office equipment with terms ranging from three to five years.

Rent expense for all operating leases for the years ended December 31, 2008 and 2007 was $1,826,653 and $591,916, respectively.

Future minimum lease payments under all non-cancelable operating leases, including repayments of tenant improvement financing provided by the landlord, as of December 31, 2008, are as follows:

Year Ending December 31,	Amount
2009	$1,311,952
2010	1,688,046
2011	1,708,851
2012	1,928,853
Thereafter	13,456,250

Total	$20,093,952

Litigation

In the ordinary conduct of our business, the Company is subject to periodic lawsuits, investigations and claims, including routine employment matters. The Company is not a party to material legal proceedings at this time.

Capital Commitments

At December 31, 2008, commitments under outstanding purchase orders for equipment and improvements were approximately $20.4 million. Such commitments are primarily related to manufacturing equipment which are expected to be delivered throughout 2009. Generally the Company is required to remit any balances due to the suppliers upon delivery and acceptance of the equipment.

DAYSTAR TECHNOLOGIES, INC.

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

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

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

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Warrant Liability

The Company is accounting for free-standing warrants issued in May 2006 and February 2007 in connection with the Note, as derivative liabilities in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of Conventional Convertible Debt Instrument” in Issue No. 00-19,” due to the potential for cash settlement. In the event of a change in control of the Company, warrant holders having the right to purchase 600,003 shares of the Company’s common stock would have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. Therefore, in accordance with SFAS 157, the warrant liabilities are adjusted to their fair value at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the warrants and the change in fair value each period is reported as gain or loss on derivative liabilities. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the value of the Company’s common stock on the NASDAQ Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the value of the Company’s common stock on the NASDAQ Capital Market.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

December 31,
	2008	2007
Expected volatility	92 – 104%	87 – 92%
Risk-free interest rate	1.5 – 3.5%	3.7 – 4.9%
Expected dividends	$—	$—
Expected terms (in years)	1.0 – 1.75	1.25 – 3

The liability on the balance sheet at December 31, 2008 represents the amount of potential cash settlement due to the warrant holders in the event of a change in control, and the change in the liability since December 31, 2007 is summarized as follows:

Stock Warrant Liability
Balance, December 31, 2007	$2,771,090
Change in fair value	(2,645,609)

Balance, December 31, 2008	$125,481

9.    Capital Lease Obligations:

The Company leases certain equipment under agreements classified as capital leases. Equipment under these leases has a cost of $280,058 and accumulated depreciation of $271,991 at December 31, 2008. Depreciation expense for capital leases for the years ended December 31, 2008 and 2007 was $9,277 and $36,364, respectively.

Future minimum lease payments under capital leases as of December 31, 2008 are as follows:

Year Ending December 31,	Amount
2009	$4,972

Total future minimum lease payments	4,972
Less amount representing interest	(142)

Present value of net minimum lease payments	4,830
Less current portion	(4,830)

Long-term portion of capital leases	$—

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

10.    Note Payable:

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

The principal amount of future maturities of notes payable as of December 31, 2008 are as follows:

Year Ending December 31,	Amount
2009	$167,153

Total	$167,153

11.    Stockholders’ Equity:

Preferred Stock—The Company has authorized 3,000,000 shares of undesignated preferred stock. As of December 31, 2008 and 2007, no shares have been designated or issued. The preferred stock may be issued in series with such preferences as determined by the board of directors.

Common Stock—The Company has authorized 120,000,000 shares of common stock. As of December 31, 2008, 33,438,862 shares have been issued and were outstanding. As of December 31, 2007, the Company had authorized 60,000,000 shares of common stock and 32,621,262 shares were issued and outstanding.

Class B public warrants—As of December 31, 2008 and 2007, 5,113,453 Class B public warrants for the purchase of common stock were outstanding. The exercise price of a Class B public warrant was $10.00. The Class B public warrants expired on February 11, 2009, the fifth anniversary of the completion of the initial public offering.

Representative warrants— As of December 31, 2008 and 2007, 8,192 warrants issued to underwriters in connection with the initial public offering were outstanding. Each warrant gives the holder the right to purchase one unit for $6.00. A unit consists of one share of common stock, two Class B non-redeemable public warrants, and that number of shares of common stock that would have been issuable upon cashless exercise of the Class A public warrants. The representative warrants expired on February 5, 2009.

Class A warrants— As of December 31, 2008 and 2007, 600,003 Class A Warrants were outstanding. On May 25, 2006, the Company issued 782,609 Class A Warrants pursuant to a private placement offering, and each provides the holder the right to purchase one share of common stock. The Class A Warrants had an exercise price of $12.65 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by the Company at a price below the then current exercise price. On February 16, 2007, the Company issued 317,394 Class A Warrants pursuant to the restructuring and sale of a note. These Class A Warrants have an exercise price of $2.00 thus reducing the exercise price of all Class A Warrants to $2.00. The fair value of these Class A Warrants, calculated using the Black-Scholes pricing model, was recorded as a derivative liability on the issuance date. As such, the liability is adjusted to fair market value, using the Black-Scholes pricing model, at the end of each reporting period.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Consultant warrants—As of December 31, 2008 and 2007, 65,487 Consultant warrants were outstanding. There were no Consultant warrants granted during the years ended December 31, 2008 and 2007. Of the outstanding Consultant warrants, 39,400 were granted in prior years under contracts with certain consultants for services rendered to the Company of which 19,400 contain an exercise price of $3.00 and 20,000 contain an exercise price of $7.50.

On May 25, 2006, the Company issued 26,087 Consultant warrants to the placement agent in connection with the placement of the Note and Class A Warrants. Each warrant gives the holder the right to purchase one share of the Company’s common stock at a price of $11.89 per share.

12.    Employee Benefit Plans:

The Company offers a savings and retirement plan under section 401(k) of the Internal Revenue Code to eligible employees meeting certain age and service requirements. The plan permits employees to contribute up to 85% of their salary up to the maximum allowable under Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions and actual earnings thereon. The Company did not make matching contributions to the plan for the years ended December 31, 2008 and 2007.

13.    Income Taxes:

Deferred tax assets related to the Company’s operations are comprised of the following at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Current—
Salary related accruals	$350,000	$90,000
Non-Current—
Equity-based compensation	495,000	145,000
Tax effect of net operating loss carryforward	27,370,000	20,130,000
Tax effect of federal and state tax credit carryforwards	3,395,000	1,640,000
Deferred Revenue	160,000	160,000
Deferred Rent	440,000	—
Long-lived assets	240,000	20,000

Total deferred tax assets	32,450,000	22,185,000
Less valuation allowance	(32,450,000)	(22,185,000)

Net deferred tax assets	$—	$—

The valuation allowance increased by $10,265,000 and $9,140,000 for the years ended December 31, 2008 and December 31, 2007, respectively.

At December 31, 2008, the Company had a net operating loss carryforward of approximately $74,300,000. The net operating loss carryforward, if not utilized to reduce taxable income in future periods, will begin to expire in 2013. At December 31, 2008, the Company had federal and state tax credit carryforwards of approximately $3,400,000. Federal tax credits of approximately $2,000,000, if not utilized, will begin to expire in 2024. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. As a result of the initial public offering and certain subsequent equity transactions, a significant ownership change may have occurred.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Total income tax expense for the years ended December 31, 2008 and 2007 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2008	2007
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of Federal income tax benefit	(5.0)	(3.0)
Permanent tax differences	6.0	14.0
Tax credits	(5.0)	(2.0)
Increase in valuation allowance	38.0	25.0

	—%	—%

14.    Stockholder Rights Plan

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

Item 27.	Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock.

4.1(4)	Stockholder Rights Agreement, dated as of May 6, 2008 between the Company and Computershare Trust Company, N.A., as Rights Agent.

4.2(5)	Form of Common Stock Certificate.

4.3(5)	Form of Class A Public Warrant.

4.4(5)	Form of Class B Public Warrant.

4.5(5)	Form of Unit Certificate.

4.6(5)	Form of Warrant Agent Agreement.

4.7(5)	Form of Representative’s Warrant.

10.1(6)	Registration Rights Agreement by and between the Company and Castlerigg Master Investments Ltd., dated January 19, 2007.

10.2(6)	Registration Rights Agreement by and between the Company and LC Capital Master Fund, Ltd., dated January 19, 2007.

10.3(6)	Registration Rights Agreement by and among the Company, Millennium Partners, L.P., Phoenix Partners, LP, Phoenix Partners II, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated January 19, 2007.

10.4(6)	Class A Warrant to purchase shares of common stock issued to Castlerigg Master Investments Ltd. on January 19, 2007.

10.5(7)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated October 6, 2006.

10.6(5)	Form of Indemnification Agreement by and between the Company and its directors.

10.7(5)	Form of Indemnification Agreement by and between the Company and its officers.

10.8*(5)	Form of Employee Notice of Stock Option Grant related to 2003 Equity Incentive Plan.

10.9*(5)	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan.

10.10(8)	Agreement by and between the Company and New York State Energy Research and Development Authority, dated December 2, 2004.

10.11(9)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated May 11, 2007.

10.12*(10)	Employment Agreement by and between the Company and Ratson Morad, dated February 19, 2008.

10.13*(11)	Employment Agreement by and between the Company and Robert Weiss dated April 3, 2006.

II-1

Exhibit Number	Exhibit Title
10.14*(5)	2003 Equity Incentive Plan.

10.15(18)	First Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated May 29, 2007.

10.16(18)	First Amendment to the Registration Rights Agreement by and between the Company and LC Capital Master Fund, Ltd., dated May 29, 2007.

10.17(12)	Second Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated August 3, 2007.

10.18(12)	Second Amendment to the Registration Rights Agreement by and between the Company and LC Capital Master Fund, Ltd., dated August 3, 2007.

10.19*(13)	Amended and Restated 2006 Equity Incentive Plan.

10.20*	Form of Employee Stock Option Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.21*	Form of Employee Restricted Stock Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.22*	Form of Employee Restricted Stock Unit Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.23(14)	Lease Agreement between the Company and Sitterly Associates, LLC dated May 25, 2004.

10.24(14)	Lease Agreement between the Company and Sitcon, LLC dated April 6, 2006.

10.25(14)	Lease Agreement between the Company and Coronado Stender Associates, LLC dated February 24, 2006.

10.26(15)	Lease Agreement between the Company and BMR-Gateway Boulevard LLC dated April 29, 2008.

10.27*(16)	Employment Agreement with William S. Steckel dated June 25, 2008.

10.28*(17)	Amended and Restated Employment Agreement by and between the Company and Stephan J. DeLuca, dated December 5, 2008.

10.29*(17)	Amended and Restated Employment Agreement by and between the Company and Ratson Morad, dated December 4, 2008.

10.30*(17)	Amended and Restated Employment Agreement by and between the Company and Robert E. Weiss, dated December 4, 2008.

23.1	Consent of Hein & Associates LLP.

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

II-2

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.
(5)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003, as amended.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.
(7)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on February 20, 2007.
(8)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 18, 2005.
(9)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2007.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 25, 2008.
(11)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 7, 2006.
(12)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2007.
(13)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 26, 2008.
(14)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 1, 2007.
(15)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2008.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 27, 2008.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 10, 2008.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 4, 2007.

II-3