Form 10-Q
period 2009-03-31
DAYSTAR TECHNOLOGIES INC
filed 2009-05-11
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 6, 2009
Common Stock par value $0.01 per share	33,488,862

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2009

Part I – Financial Information

Item 1. Financial Statements

Balance Sheets—As of March 31, 2009 (unaudited) and December 31, 2008	3

Statements of Operations—For the Three Months Ended March 31, 2009 and 2008 and For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2009 (unaudited)	4

Statement of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2009 (unaudited)	5

Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 and For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2009 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II – Other Information

Item 1A. Risk Factors	15

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,491,434	$17,120,401
Other current assets	509,691	543,357

Total current assets	7,001,125	17,663,758

Property and Equipment, at cost	55,647,590	46,022,825
Less accumulated depreciation and amortization	(9,838,184)	(8,942,105)

Net property and equipment	45,809,406	37,080,720

Other Assets:
Other assets	203,725	204,108

Total Assets	$53,014,256	$54,948,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$11,767,740	$7,554,814
Notes and capital leases payable, current portion	125,731	171,983
Deferred rent, current portion	140,464	175,212
Deferred revenue	420,000	420,000

Total current liabilities	12,453,935	8,322,009
Long-Term Liabilities:
Deferred rent	3,324,071	2,951,557
Stock warrants	239,551	125,481

Total long-term liabilities	3,563,622	3,077,038
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 33,488,862 and 33,438,862 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	334,889	334,389
Additional paid-in capital	141,281,433	140,179,025
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(94,474,232)	(86,818,484)

Total stockholders’ equity	36,996,699	43,549,539

Total Liabilities and Stockholders’ Equity	$53,014,256	$54,948,586

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to March 31, 2009
	2009	2008
Revenue:
Product revenue	$—	$—	$3,528
Research and development contract revenue	—	—	615,000

Total revenue	—	—	618,528
Costs and Expenses:
Research and development	4,886,104	2,980,223	45,144,019
Selling, general and administrative	1,744,166	2,737,286	25,162,556
Restructuring	—	—	3,280,051
Depreciation and amortization	896,461	753,947	9,278,917

Total costs and expenses	7,526,731	6,471,456	82,865,543
Other Income (Expense):
Other income	5,781	208,385	2,754,395
Interest expense	(20,728)	(12,451)	(2,361,715)
Amortization of note discount and financing costs	—	—	(8,923,945)
(Loss) gain on derivative liabilities	(114,070)	1,791,025	2,395,517
Loss on extinguishment of debt	—	—	(6,091,469)

Total other income (expense)	(129,017)	1,986,959	(12,227,217)

Net Loss	$(7,655,748)	$(4,484,497)	$(94,474,232)

Weighted Average Common Shares Outstanding (Basic And Diluted)	33,488,306	32,760,465

Net Loss Per Share (Basic and Diluted)	$(0.23)	$(0.14)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO MARCH 31, 2009

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	5,083,258	$50,833	29,000	$290	$22,443,181	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 -12/05 at $6.00— $8.25 per share	1,190,748	11,907	—	—	7,208,295	—	—	—	7,220,202
Conversion of Class B common stock	58,000	580	(29,000)	(290)	(290)	—	—	—	—
Share-based compensation	38,750	388	—	—	411,912	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	6,370,756	63,708	—	—	30,063,098	(403,710)	(10,145,391)	(3,904,151)	15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $2.06—$7.50 per share	132,815	1,328	—	—	670,544	—	—	—	671,872
Share-based compensation	177,062	1,771	—	—	1,320,949	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 -12/06	1,143,036	11,430	—	—	7,366,729	—	—	—	7,378,159
Warrants issued for placement of convertible note at $5.38 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	7,823,669	$78,237	—	$—	$40,381,871	$—	$(10,145,391)	$(24,345,352)	$5,969,365
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $2.00—$3.45 per share	518,200	5,182	—	—	3,169,135	—	—	—	3,174,317
Share-based compensation	196,438	1,965	—	—	4,088,080	—	—	—	4,090,045
Issuance of shares pursuant to offering, 2/07 at $2.00 per share	2,500,000	25,000	—	—	4,975,000	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $4.25 per share, net of offering costs	17,250,000	172,500	—	—	67,722,418	—	—	—	67,894,918
Shares issued in payment of principal and interest on convertible note, 1/07 at $1.49 per share and 2/07 at $2.00 per share	3,875,384	38,754	—	—	7,288,171	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $2.00 per share	457,571	4,575	—	—	2,393,096	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

BALANCES, December 31, 2007	32,621,262	$326,213	—	$—	$135,387,049	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Exercise of stock options, 6/08 at $3.14 per share	1,600	16	—	—	5,008	—	—	—	5,024
Share-based compensation	816,000	8,160	—	—	4,786,968	—	—	—	4,795,128
Net loss	—	—	—	—	—	—	—	(26,330,271)	(26,330,271)

BALANCES, December 31, 2008	33,438,862	$334,389	—	$—	$140,179,025	$—	$(10,145,391)	$(86,818,484)	$43,549,539
Share-based compensation	50,000	500	—	—	1,102,408	—	—	—	1,102,908
Net loss	—	—	—	—	—	—	—	(7,655,748)	(7,655,748)

BALANCES, March 31, 2009	33,488,862	$334,889	—	$—	$141,281,433	$—	$(10,145,391)	$(94,474,232)	$36,996,699

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to March 31, 2009
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(7,655,748)	$(4,484,497)	$(94,474,232)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	896,461	753,947	9,278,917
Share-based compensation	1,102,908	1,502,877	11,568,215
Non-cash interest	—	—	1,605,084
Amortization of note discount and non-cash financing costs	—	—	8,382,245
Loss (gain) on derivative liabilities	114,070	(1,791,025)	(2,395,517)
Shares issued for restructuring	—	—	1,278,253
Loss on extinguishment of debt	—	—	6,091,469
Changes in operating assets and liabilities:
Other assets	33,668	284,838	(606,803)
Accounts payable and accrued expenses	(3,561,699)	(463,130)	2,076,730
Deferred rent	337,766	—	1,467,114
Deferred revenue	—	(1,752)	217,618

Net cash used in operating activities	(8,732,574)	(4,198,742)	(55,510,907)
Cash Flows from Investing Activities:
Purchase of investments	—	(18,177,076)	(71,957,732)
Proceeds from sale of investments	—	3,150,000	72,662,973
Purchase of equipment and improvements	(1,850,141)	(961,592)	(41,488,010)
Proceeds from sale of assets	—	—	3,120

Net cash used in investing activities	(1,850,141)	(15,988,668)	(40,779,649)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	—	78,312,500
Proceeds from issuance of notes	—	—	24,000,000
Payments on notes and capital leases	(46,252)	(45,673)	(11,369,579)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	—	—	8,810,120

Net cash (used in) provided by financing activities	(46,252)	(45,673)	93,410,662

(Decrease) increase in cash and cash equivalents	(10,628,967)	(20,233,083)	(2,879,894)
Cash and cash equivalents, beginning of period	17,120,401	61,365,559	9,371,328

Cash and cash equivalents, end of period	$6,491,434	$41,132,476	$6,491,434

Supplemental Cash Flow Information:
Cash paid for interest	$5,478	$12,451

Non-Cash Transactions:
Construction in progress equipment accrual	$7,774,624	$—

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations:

DayStar Technologies, Inc. (the “Company”) is a development stage enterprise that was formed in 1997 for the purpose of developing, manufacturing and marketing innovative products to the solar photovoltaic (“PV”) industry. From its inception, the Company has focused primarily on thin film copper indium gallium diselenide (“CIGS”) solar products. The Company has developed a proprietary one-step sputter deposition process and manufactured a commercial scale deposition tool to apply high efficiency CIGS material over large area glass substrates in a continuous fashion. The Company intends to integrate this tool with commercially available thin film manufacturing equipment which will provide a critically differentiated manufacturing process to produce monolithically integrated, CIGS-on-glass modules that address the grid-tied, ground-based PV market.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited financial statements. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The condensed balance sheet as of December 31, 2008 has been derived from audited financial statements. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at March 31, 2009 and the results of its operations and its cash flows for the three months ended March 31, 2009 and 2008 and for the period from July 1, 2005 (Inception of the Development Stage) to March 31, 2009.

2. Liquidity and Future Operations:

The Company’s financial statements for the year ended December 31, 2008 and for the three months ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $7.7 million for the three months ended March 31, 2009. The Company anticipates it will continue to incur losses in the future as it commercializes its product. As noted herein, as a result of the Company’s current liquidity, there is substantial doubt as to its ability to continue as a going concern.

Commercialization efforts, including the completion and ramp-up of the Company’s initial module production line requires significant additional capital expenditures as well as associated continued development and administrative costs. In order to continue operations, including its development efforts utilizing its pre-production line, fully build-out its initial manufacturing line and commence commercial shipments of its product, the Company requires immediate and substantial additional capital beyond its current cash on hand. In order to address its financing needs, the Company has engaged a financial advisor to assist in securing a relationship with appropriate strategic investors or partners that can provide the funding necessary to continue the Company’s operations. To date, the Company has been unable to raise additional capital or complete an agreement with an investor or strategic partner. Although the Company continues to seek strategic investors or partners, in light of its current cash position, the Company may in the near term be forced to substantially curtail operations, file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations. Given current market conditions and available opportunities, there is substantial doubt as to the Company’s ability to complete a financing in the time frame required to remain in operation. A wide variety of factors relating to the Company and external conditions could adversely affect its ability to secure additional funding and the terms of any funding that it secures.

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

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company reported deferred revenue of $420,000 as of March 31, 2009 and December 31, 2008.

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

Share-Based Compensation—The Company follows the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Company follows the Securities and Exchange Commission (“the SEC”)’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), as amended by Staff Accounting Bulletin No. 110 (“SAB 110”), which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Company estimates the expected term, which represents the period of time from the grant date that the Company expects its stock options to remain outstanding, using the simplified method as permitted by SAB 107 and SAB 110. Under this method, the expected term is estimated as the mid-point between the time the options vest and their contractual terms. The Company continues to apply the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms due to the limited period of time its equity shares have been publicly traded and the limited number of its options which have so far vested and become eligible for exercise.

The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in the Company’s Statements of Operations for the three months ended March 31, 2009 and 2008 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense for the three months ended March 31, 2009 and 2008 was as follows:

	For the Three Months Ended March 31,
	2009	2008
Share-based compensation:
Selling, general and administrative	$567,809	$1,125,262
Research and development	535,099	377,615

Total share-based compensation	$1,102,908	$1,502,877

During the three months ended March 31, 2009, the Company granted options to purchase 50,000 shares of common stock at a price of $1.00 per share, all with a contractual life of ten years. Options to purchase 104,200 shares of common stock were forfeited during the three months ended March 31, 2009. Additionally, there were 50,000 shares of restricted stock granted and no shares of restricted stock forfeited during the three months ended March 31, 2009.

Subsequent to March 31, 2009 and through the date of this filing, the Company has issued to employees 3,200 options to purchase common stock.

Derivative Stock Warrants—Certain terms in a convertible note and related documents issued on May 25, 2006 as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement, require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), and any changes in fair value reported as a gain or loss on derivative liabilities in the statement of operations. In the event of a change in control of the Company, the warrant holders have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. The Black-Scholes option-pricing model is used to estimate the warrant fair values. The liability on the balance sheets of $239,551 and $125,481 at March 31, 2009 and December 31, 2008, respectively, represents the amount of potential cash settlement due to the warrant holders in the event of a change in control.

Reclassifications—Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation. Such reclassifications had no impact on net loss.

Impact of Recently Issued Accounting Pronouncements –

SFAS No. 141 (revised 2007), “Business Combinations.” In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, intellectual property research and development, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The Company adopted SFAS 141R effective January 1, 2009. SFAS 141R will apply to any future business combinations that the Company might enter into.

SFAS No. 157, “Fair Value Measurements.” Effective January 1, 2008, the Company adopted SFAS 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

The adoption of this statement for financial assets and liabilities, effective January 1, 2008, did not have a material impact on the Company’s financial statements. The Company adopted SFAS 157 on January 1, 2009 for its nonfinancial assets and nonfinancial liabilities, which did not have a material impact on its financial statements. See Note 4 in these Notes to Financial Statements below.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 was adopted by the Company on January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. In March 2008, The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS 161 on January 1, 2009. The implementation of SFAS 161did not have a material impact on the financial statements of the Company. As a result of the adoption of this statement, we have expanded our disclosures regarding derivative instruments.

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

4. Derivative Liabilities

The Company currently does not use hedging contracts to manage the risk of its overall exposure to interest rate and foreign currency changes. The derivative liability described below is not a hedging instrument.

Derivative Stock Warrants—The Company is accounting for free-standing warrants issued in May 2006 and February 2007 in connection with a convertible note, as derivative liabilities in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), SFAS 157, SFAS 161, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”, due to the potential for cash settlement. In the event of a change in control of the Company, warrant holders having the right to purchase 600,003 shares of the Company’s common stock would have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. Therefore, in accordance with SFAS 157, the warrant liabilities are adjusted to their fair value at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the warrants and the change in fair value each period is reported as gain or loss on derivative liabilities. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the value of the Company’s common stock on the NASDAQ Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the value of the Company’s common stock on the NASDAQ Capital Market.

The liability on the balance sheet at March 31, 2009 represents the amount of potential cash settlement due to the warrant holders in the event of a change in control, and the change in the liability since December 31, 2007 is summarized as follows:

Stock Warrant Liability
Balance, December 31, 2007	$2,771,090
Change in fair value	(2,645,609)

Balance, December 31, 2008	$125,481
Change in fair value	114,070

Balance, March 31, 2009	$239,551

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008. There were no financial assets subject to the provisions of SFAS 157 as of March 31, 2009 and December 31, 2008:

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Derivative stock warrants as of March 31, 2009	$—	$—	$239,551	$239,551

Derivative stock warrants as of December 31, 2008	$—	$—	$125,481	$125,481

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in our Annual Report on Form 10-K filed on March 16, 2009 as well as Part II, Item 1A below.

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

We have initiated construction of our first module production line. To facilitate our entry into the addressable solar PV market, we have entered into a contract with Blitzstrom GmbH, one of the world’s leading thin film solar PV integrators that commits Blitzstrom to purchase a minimum of 50% of our production through 2011, subject to these products meeting defined performance criteria. We have also signed a Letter of Intent with juwi Solar, who is interested in purchasing up to 25% of our production through 2011.

We will require immediate and substantial additional funds beyond our current cash on hand in order to continue operations and to build-out our first production line, to commence and support commercial production as currently planned, and to expand our capacity beyond our first production line.

In November 2008, we engaged a financial advisor to assist us in exploring select strategic transactions that can provide the funding necessary to continue our operations. Although we continue to seek strategic investors or partners, in light of our current cash position, we will in the near term be forced to curtail operations in order to conserve our remaining capital resources. An inability to raise additional funding in the very near term may cause us to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations. A wide variety of factors relating to the Company and external conditions could adversely affect our ability to secure additional funding necessary to continue operations and the terms of any funding that we secure.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosures. A summary of those accounting policies can be found in the notes to the financial statements set forth in our Annual Report on Form 10-K. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

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

Since inception of the development stage on July 1, 2005, our principal source of revenue has been from government funded research and development contracts and grants. Grant revenue is recognized when we fulfill obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require us to maintain specified employment criteria over a five year period. If we fail to meet the specified criteria, we must repay the unearned portion of the grant. As a result, we recorded deferred revenue of $420,000 as of March 31, 2009.

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

Share-Based Compensation. We follow the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment(SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, we follow the SEC’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), as amended by SAB 110, which provide supplemental SFAS 123(R) application guidance based on the views of the SEC. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in our statements of operations for the three months ended March 31, 2009 and 2008 included (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Derivative Stock Warrants. Certain terms in the convertible note (“Note”) and related documents issued and entered into on May 25, 2006, as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” As such, the liability must be adjusted to fair value at the end of each reporting period, and any changes in fair value reported as a gain or loss on derivative liabilities in our statement of operations. In accordance with SFAS 157 “Fair Value Measurements”, the Black-Scholes option-pricing model is used to estimate the warrant fair values. Upon a change in control of our company, warrant holders having the right to purchase 600,003 shares of common stock would have the right to require us to repurchase the warrants from them at a purchase price equal to the Black-Scholes value of the unexercised portion of the warrants. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the sales price of our common stock on the NASDAQ Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the sales price of our common stock on the NASDAQ Capital Market.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Certain reclassifications have been made to the 2008 financial information to conform to the 2009 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $4,886,104 for the three months ended March 31, 2009 compared to $2,980,223 for the three months ended March 31, 2008, an increase of $1,905,881 or 64%. The increase is primarily due to the ramp up of development efforts for our monolithically integrated CIGS-on-glass modules and the manufacturing processes we will utilize for this product. Throughout the year in 2008, we hired several key individuals required for such development efforts and are currently in the process of constructing our initial manufacturing line in order to commercialize our products. As such, we experienced an increase in personnel-related costs during the first quarter of 2009 as compared with the same period in 2008, as well as an overall increase in operational expenses for materials and supplies in this area. Additionally, we experienced an increase of $157,484 in share-based compensation provided to research and development personnel.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,744,166 for the three months ended March 31, 2009 compared to $2,737,286 for the three months ended March 31, 2008, a decrease of $993,120 or 36%. The decrease in selling, general and administrative expenses was primarily due to a reduction in personnel costs during the first quarter of 2009 as compared with the same period in 2008, including a decrease of approximately $557,453 in share-based compensation provided to selling, general and administrative personnel.

Depreciation and amortization expenses. Depreciation and amortization expenses were $896,461 for the three months ended March 31, 2009 compared to $753,947 for the three months ended March 31, 2008, an increase of $142,514 or 19%. Depreciation and amortization expense increased primarily due to an increase in equipment utilized in the development of our CIGS PV products and manufacturing processes.

Other income. Other income was $5,781 for the three months ended March 31, 2009 compared to $208,385 for the three months ended March 31, 2008, a decrease of $202,604. This decrease was primarily due to a reduction in interest income during the first quarter of 2009 as compared with the first quarter of 2008.

Interest expense. Interest expense was $20,728 for the three months ended March 31, 2009 compared to $12,451 for the three months ended March 31, 2008, an increase of $8,277. The increase in interest expense was primarily due to the recording of interest on tenant improvements financed by the landlord in our Newark, CA facility, partially offset by a decrease in interest related to notes and capital leases payable.

(Loss) gain on derivative liabilities. The loss on derivative liabilities was $114,070 for the three months ended March 31, 2009 compared to a gain on derivative liabilities of $1,791,025 for the three months ended March 31, 2008. The warrants issued in 2006 in conjunction with a convertible note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the warrant liability and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the warrant liability and a loss on derivative liabilities. During the three months ended March 31, 2009, our common stock price increased which caused an increase in the fair value of the warrant liability. This resulted in a loss on derivative liabilities of $114,070. Our stock price decreased during the three months ended March 31, 2008, which resulted in a gain on derivative liabilities of $1,791,025.

Liquidity and Capital Resources

At March 31, 2009, our cash and cash equivalents totaled $6.5 million compared to $17.1 million at December 31, 2008. The decrease in cash was primarily due to the payment of our quarterly operating expenses, payment for certain equipment on order for our initial production line and continued development, as well as leasehold improvements completed in our initial manufacturing facility in Newark, California during the first quarter of 2009. We are in the development stage, and as such, have historically reported net losses, including net losses of $7.7 million and $4.5 million for the three months ended March 31, 2009 and 2008, respectively. We anticipate incurring losses in the future, as we complete the build-out of our initial module manufacturing line and enter commercialization of our products, invest in research and development, and incur associated administrative and operating costs. Our financial statements for the three months ended March 31, 2009 and for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As noted herein, as a result of our current liquidity, there is substantial doubt as to our ability to continue as a going concern.

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

During 2008 and the first quarter of 2009, we achieved several key milestones as we completed the development of our proprietary one step sputter deposition process, built our prototype and commercial scale deposition tools, completed our first full size (2’ x 4’) monolithically integrated CIGS-on-glass modules, and began installation of our first production line. In order to continue operations and build-out our initial manufacturing line and commence commercial shipments of our product, we will require substantial funds in the near term beyond our current cash on hand. We engaged a financial advisor to assist in securing a relationship with appropriate strategic investors or partners that can provide the funding necessary to continue our operations. Although we continue to seek strategic investors or partners, in light of our current cash position, we will in the near term be forced to curtail operations in order to conserve our remaining capital resources. An inability to raise additional funding in the very near term may cause us to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations. A wide variety of factors relating to the Company including those described in the section entitled “Risk Factors” in Part I Item 1A in our Annual Report on Form 10-K and section 1A of Part II of this report, as well as external conditions, could adversely affect our ability to secure additional funding necessary to continue operations and the terms of any funding that we secure.

Commitments. At March 31, 2009, we had outstanding approximately $10.0 million of purchase orders for equipment and improvements. Other material commitments include rental payments under operating leases for manufacturing and office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements included in our Annual Report on Form 10-K.

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

As discussed under Commitments, at March 31, 2009, we had approximately $10.0 million in commitments under outstanding purchase orders for equipment and improvements. Such commitments are primarily related to manufacturing equipment which we expect to be delivered throughout 2009. Generally we are required to remit any balances due to the suppliers upon delivery and acceptance of the equipment.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for a change in interest rates relates primarily to interest earned on our cash and cash equivalents balance. We maintain our portfolio in high credit quality cash deposits and money market funds that invest in Treasury instruments with carrying values that approximate market value. Due to the short duration of our investment portfolio, we do not expect that a 10% change in interest rates would have a material effect on the fair market value of our cash and cash equivalents.

We also have market risk arising from changes in foreign currency exchange rates related to expenses and/or equipment we purchase from foreign businesses. Our payments related to these purchases may be denominated in foreign currency. We believe that such exposure does not present a significant risk due to the limited number of transactions and/or accounts payable denominated in foreign currency. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and utilized, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating disclosure controls and procedures.

As required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Item 1A, (“Risk Factors”) of our annual report on Form 10-K for our fiscal year ended December 31, 2008 (“Annual Report”) sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Set forth below are certain risk factors that have been substantively expanded or updated from the Annual Report. The risks and uncertainties described in the Annual Report, as expanded or updated below do not constitute all the risk factors that pertain to our business but we do believe that they reflect the more important ones. Accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

In order to continue operations, we require immediate and substantial additional capital beyond our current cash on hand.

In order to continue operations, including development efforts utilizing our pre-production line, fully build-out our initial manufacturing line and commence commercial shipments of our product, we require immediate and substantial additional capital beyond our current cash on hand. In order to address our financing needs, we have engaged a financial advisor to assist in securing a relationship with appropriate strategic investors or partners that can provide the funding necessary to continue our operations. To date, we have been unable to raise additional capital or complete an agreement with an investor or strategic partner. Although we continue to seek strategic investors or partners, in light of our current cash position, we will in the near term be forced to curtail operations in order to conserve our remaining capital resources. An inability to raise additional funding in the very near term may cause us to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations.

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

Since our inception, we have incurred net losses, including net losses of $26.3 million and $36.1 million for the years ended December 31, 2008 and 2007, respectively, and $7.7 million for the first quarter ended March 31, 2009, and have incurred negative cash flows from operations. As a result of ongoing losses, we had an accumulated deficit of approximately $104.6 million as of March 31, 2009. We expect to continue to incur significant losses as we enter commercialization and expand our manufacturing capacity and may never achieve or maintain profitability. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase to the extent we continue to develop our manufacturing technologies, build manufacturing lines, establish our sales and distribution network, implement internal systems and infrastructure and hire additional personnel.

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

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock.

4.1(4)	Stockholder Rights Agreement, dated as of May 6, 2008 between the Company and Computershare Trust Company, N.A., as Rights Agent.

4.2(5)	Form of Common Stock Certificate.

4.3(5)	Form of Class A Public Warrant.

4.4(5)	Form of Class B Public Warrant.

4.5(5)	Form of Unit Certificate.

4.6(5)	Form of Warrant Agent Agreement.

4.7(5)	Form of Representative’s Warrant.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.

(4)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.

(5)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: May 11, 2009	By:	/s/ STEPHAN J. DELUCA
Stephan J. DeLuca
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009	By:	/s/ WILLIAM S. STECKEL
William S. Steckel
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock.

4.1(4)	Stockholder Rights Agreement, dated as of May 6, 2008 between the Company and Computershare Trust Company, N.A., as Rights Agent.

4.2(5)	Form of Common Stock Certificate.

4.3(5)	Form of Class A Public Warrant.

4.4(5)	Form of Class B Public Warrant.

4.5(5)	Form of Unit Certificate.

4.6(5)	Form of Warrant Agent Agreement.

4.7(5)	Form of Representative’s Warrant.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.

(4)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.

(5)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.