Form 10-Q
period 2009-06-30
DAYSTAR TECHNOLOGIES INC
filed 2009-08-10
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 5, 2009
Common Stock par value $0.01 per share	33,387,112

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2009

Part I – Financial Information

Item 1. Financial Statements

Balance Sheets—As of June 30, 2009 (unaudited) and December 31, 2008	3

Statements of Operations—For the Three and Six Months Ended June 30, 2009 and 2008 and For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2009 (unaudited)	4

Statement of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2009 (unaudited)	5

Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 and For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2009 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II – Other Information

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 6. Exhibits	19

Signatures	20

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,298,686	$17,120,401
Other current assets	222,490	543,357

Total current assets	1,521,176	17,663,758

Property and Equipment, at cost	60,918,393	46,022,825
Less accumulated depreciation and amortization	(10,928,651)	(8,942,105)

Net property and equipment	49,989,742	37,080,720

Other Assets:
Other assets	203,343	204,108

Total Assets	$51,714,261	$54,948,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$16,704,461	$7,554,814
Notes and capital leases payable, current portion	78,768	171,983
Deferred rent, current portion	126,806	175,212
Deferred revenue	420,000	420,000

Total current liabilities	17,330,035	8,322,009
Long-Term Liabilities:
Deferred rent	3,239,594	2,951,557
Stock warrants	226,123	125,481

Total long-term liabilities	3,465,717	3,077,038
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 33,312,612 and 33,438,862 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	333,126	334,389
Additional paid-in capital	141,855,920	140,179,025
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(101,125,146)	(86,818,484)

Total stockholders’ equity	30,918,509	43,549,539

Total Liabilities and Stockholders’ Equity	$51,714,261	$54,948,586

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to June 30, 2009
	2009	2008	2009	2008
Revenue:
Product revenue	$—	$—	$—	$—	$3,528
Research and development contract revenue	—	—	—	—	615,000

Total revenue	—	—	—	—	618,528
Costs and Expenses:
Research and development	4,279,990	3,875,213	9,166,094	6,855,436	49,424,009
Selling, general and administrative	1,095,949	2,053,000	2,840,115	4,790,286	26,258,505
Restructuring	—	—	—	—	3,280,051
Depreciation and amortization	1,090,850	770,457	1,987,311	1,524,404	10,369,767

Total costs and expenses	6,466,789	6,698,670	13,993,520	13,170,126	89,332,332
Other Income (Expense):
Other (expense) income	(149,073)	239,386	(143,292)	447,771	2,605,322
Interest expense	(48,480)	(10,711)	(69,208)	(23,162)	(2,410,195)
Amortization of note discount and financing costs	—	—	—	—	(8,923,945)
(Loss) gain on derivative liabilities	13,428	(802,907)	(100,642)	988,118	2,408,945
Loss on extinguishment of debt	—	—	—	—	(6,091,469)

Total other income (expense)	(184,125)	(574,232)	(313,142)	1,412,727	(12,411,342)

Net Loss	$(6,650,914)	$(7,272,902)	$(14,306,662)	$(11,757,399)	$(101,125,146)

Weighted Average Common Shares Outstanding (Basic And Diluted)	33,393,958	33,107,248	33,440,872	32,933,857

Net Loss Per Share (Basic and Diluted)	$(0.20)	$(0.22)	$(0.43)	$(0.36)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO JUNE 30, 2009

(Unaudited)

								Deficit Accumulated During the Development Stage
	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	5,083,258	$50,833	29,000	$290	$22,443,181	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 -12/05 at $6.00— $8.25 per share	1,190,748	11,907	—	—	7,208,295	—	—	—	7,220,202
Conversion of Class B common stock	58,000	580	(29,000)	(290)	(290)	—	—	—	—
Share-based compensation	38,750	388	—	—	411,912	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	6,370,756	$63,708	—	$—	$30,063,098	$(403,710)	$(10,145,391)	$(3,904,151)	$15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $2.06—$7.50 per share	132,815	1,328	—	—	670,544	—	—	—	671,872
Share-based compensation	177,062	1,771	—	—	1,320,949	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 -12/06	1,143,036	11,430	—	—	7,366,729	—	—	—	7,378,159
Warrants issued for placement of convertible note at $5.38 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	7,823,669	$78,237	—	$—	$40,381,871	$—	$(10,145,391)	$(24,345,352)	$5,969,365
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $2.00—$3.45 per share	518,200	5,182	—	—	3,169,135	—	—	—	3,174,317
Share-based compensation	196,438	1,965	—	—	4,088,080	—	—	—	4,090,045
Issuance of shares pursuant to offering, 2/07 at $2.00 per share	2,500,000	25,000	—	—	4,975,000	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $4.25 per share, net of offering costs	17,250,000	172,500	—	—	67,722,418	—	—	—	67,894,918

								Deficit Accumulated During the Development Stage
	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Shares issued in payment of principal and interest on convertible note, 1/07 at $1.49 per share and 2/07 at $2.00 per share	3,875,384	38,754	—	—	7,288,171	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $2.00 per share	457,571	4,575	—	—	2,393,096	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

BALANCES, December 31, 2007	32,621,262	$326,213	—	$—	$135,387,049	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Exercise of stock options, 6/08 at $3.14 per share	1,600	16	—	—	5,008	—	—	—	5,024
Share-based compensation	816,000	8,160	—	—	4,786,968	—	—	—	4,795,128
Net loss	—	—	—	—	—	—	—	(26,330,271)	(26,330,271)

BALANCES, December 31, 2008	33,438,862	$334,389	—	$—	$140,179,025	$—	$(10,145,391)	$(86,818,484)	$43,549,539
Share-based compensation	(126,250)	(1,263)	—	—	1,676,895	—	—	—	1,675,632
Net loss	—	—	—	—	—	—	—	(14,306,662)	(14,306,662)

BALANCES, June 30, 2009	33,312,612	$333,126	—	$—	$141,855,920	$—	$(10,145,391)	$(101,125,146)	$30,918,509

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to June 30, 2009
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(14,306,662)	$(11,757,399)	$(101,125,146)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,987,311	1,524,404	10,369,767
Share-based compensation	1,675,632	2,578,471	12,140,939
Non-cash interest	33,945	—	1,639,029
Amortization of note discount and non-cash financing costs	—	—	8,382,245
Loss (gain) on derivative liabilities	100,642	(988,118)	(2,408,945)
Shares issued for restructuring	—	—	1,278,253
Loss on extinguishment of debt	—	—	6,091,469
Changes in operating assets and liabilities:
Other assets	320,867	(57,746)	(319,604)
Accounts payable and accrued expenses	(2,827,330)	439,390	2,811,099
Deferred rent	205,686	282,337	1,335,034
Deferred revenue	—	(2,333)	217,618

Net cash used in operating activities	(12,809,909)	(7,980,994)	(59,588,242)
Cash Flows from Investing Activities:
Purchase of investments	—	(24,624,728)	(71,957,732)
Proceeds from sale of investments	—	7,650,000	72,662,973
Purchase of equipment and improvements	(2,918,591)	(5,498,264)	(42,556,460)
Proceeds from sale of assets	—	—	3,120

Net cash used in investing activities	(2,918,591)	(22,472,992)	(41,848,099)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	—	78,312,500
Proceeds from issuance of notes	—	—	24,000,000
Payments on notes and capital leases	(93,215)	(88,257)	(11,416,542)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	—	5,024	8,810,120

Net cash (used in) provided by financing activities	(93,215)	(83,233)	93,363,699

Decrease in cash and cash equivalents	(15,821,715)	(30,537,219)	(8,072,642)
Cash and cash equivalents, beginning of period	17,120,401	61,365,559	9,371,328

Cash and cash equivalents, end of period	$1,298,686	$30,828,340	$1,298,686

Supplemental Cash Flow Information:
Cash paid for interest	$9,792	$23,162

Non-Cash Transactions:
Construction in progress equipment accrual	$11,976,976	$—

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited financial statements. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The condensed balance sheet as of December 31, 2008 has been derived from audited financial statements. The results of operations for the six months ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at June 30, 2009 and the results of its operations and its cash flows for the six months ended June 30, 2009 and 2008 and for the period from July 1, 2005 (Inception of the Development Stage) to June 30, 2009.

2. Liquidity and Future Operations:

The Company’s financial statements for the year ended December 31, 2008 and for the six months ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $14.3 million for the six months ended June 30, 2009. The Company anticipates it will continue to incur losses in the future as it commercializes its product. As noted herein, as a result of the Company’s current liquidity, there is substantial doubt as to its ability to continue as a going concern.

Commercialization efforts, including the completion and ramp-up of the Company’s initial module production line requires significant additional capital expenditures as well as associated continued development and administrative costs. In order to continue operations, including its development efforts utilizing its pre-production line, fully build-out its initial manufacturing line and commence commercial shipments of its product, the Company requires immediate and substantial additional capital beyond its current cash on hand. To date, the Company has been unable to raise additional capital or complete an agreement with an investor or strategic partner. Although the Company continues to seek strategic investors or partners, in light of its current cash position, the Company implemented a reduction in its workforce of approximately 30% during the second quarter of 2009 and may in the near term be forced to cease or substantially curtail operations.

An inability to raise additional funding in the very near term may cause the Company to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations. Given current market conditions and available opportunities, there is substantial doubt as to the Company’s ability to complete a financing in the time frame required to remain in operation. A wide variety of factors relating to the Company and external conditions could adversely affect its ability to secure additional funding and the terms of any funding that it secures.

See Note 5, “Subsequent Events,” below for information regarding the sale by the Company of substantially all of its tangible assets located at its Halfmoon, New York facilities to Veeco Compound Semiconductor, Inc.

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

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company reported deferred revenue of $420,000 as of June 30, 2009 and December 31, 2008.

Research and Development Costs—Research and development costs are expensed as incurred. Funds obtained from government agencies that represent a cost reimbursement activity are reflected as reductions of research and development expenses.

Use of Estimates—The preparation of the Company’s financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant estimates include the useful lives of the Company’s property and equipment, the life and realization of the Company’s capitalized costs associated with its patents and the Company’s valuation allowance associated with its deferred tax asset. Actual results could differ from those estimates.

Share-Based Compensation—The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Company follows the Securities and Exchange Commission (“the SEC”)’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), as amended by Staff Accounting Bulletin No. 110 (“SAB 110”), which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Company estimates the expected term, which represents the period of time from the grant date that the Company expects its stock options to remain outstanding, using the simplified method as permitted by SAB 107 and SAB 110. Under this method, the expected term is estimated as the mid-point between the time the options vest and their contractual terms. The Company continues to apply the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms due to the limited period of time its equity shares have been publicly traded and the limited number of its options which have so far vested and become eligible for exercise.

The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in the Company’s Statements of Operations for the three and six months ended June 30, 2009 and 2008 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense for the three and six months ended June 30, 2009 and 2008 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Share-based compensation:
Selling, general and administrative	$(76,685)	$480,869	$491,124	$1,606,132
Research and development	649,409	594,725	1,184,508	972,339

Total share-based compensation	$572,724	$1,075,594	$1,675,632	$2,578,471

During the six months ended June 30, 2009, the Company granted options to purchase 53,200 shares of common stock at a prices ranging from $1.00 to $1.23 per share, all with a contractual life of ten years. Options to purchase 499,060 shares of common stock were forfeited during the six months ended June 30, 2009. During the six months ended June 30, 2009 there were 50,000 shares of restricted stock awards granted and 176,250 shares of restricted stock awards forfeited. Additionally, there were 2,542,500 shares of restricted stock units granted and no shares of restricted stock units forfeited.

Subsequent to June 30, 2009 and through the date of this filing, the Company has issued to employees 3,200 options to purchase common stock.

Derivative Stock Warrants—Certain terms in a convertible note and related documents issued on May 25, 2006 as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement, require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, in accordance with SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), and any changes in fair value reported as a gain or loss on derivative liabilities in the statement of operations. In the event of a change in control of the Company, the warrant holders have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. The Black-Scholes option-pricing model is used to estimate the warrant fair values. The liability on the balance sheets of $226,123 and $125,481 at June 30, 2009 and December 31, 2008, respectively, represents the amount of potential cash settlement due to the warrant holders in the event of a change in control.

Reclassifications—Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation. Such reclassifications had no impact on net loss.

Impact of Recently Issued Accounting Pronouncements –

SFAS No. 141 (revised 2007), “Business Combinations.” In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, intellectual property research and development, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The Company adopted SFAS 141R effective January 1, 2009. SFAS 141R will apply to any future business combinations that the Company might enter into.

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

The adoption of this statement for financial assets and liabilities, effective January 1, 2008, did not have a material impact on the Company’s financial statements. The Company adopted SFAS 157 on January 1, 2009 for its nonfinancial assets and nonfinancial liabilities, which did not have a material impact on its financial statements. See Note 4, “Derivative Liabilities,” below.

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS 161 on January 1, 2009. The implementation of SFAS 161 did not have a material impact on the financial statements of the Company. As a result of the adoption of this statement, the Company has expanded its disclosures regarding derivative instruments.

SFAS No. 165, “Subsequent Events.” In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 discusses two types of subsequent events: (1) events that provide additional evidence about conditions that existed at the date of the balance sheet, and is recognized in the financial statements and (2) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued, and not recognized at the balance sheet date. An entity shall also disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The requirements of SFAS 165 are effective for interim and annual financial periods ending after June 15, 2009. The requirements do not have a material impact on the Company’s financial statements. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 10, 2009, the date the financial statements were available to be issued.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once SFAS 168 is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162. Thus, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The provisions of SFAS 168 will not have a material impact on the Company’s financial statements.

4. Derivative Liabilities

The Company currently does not use hedging contracts to manage the risk of its overall exposure to interest rate and foreign currency changes. The derivative liability described below is not a hedging instrument.

Derivative Stock Warrants—The Company is accounting for free-standing warrants issued in May 2006 and February 2007 in connection with a convertible note, as derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), SFAS 157, SFAS 161, Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”, due to the potential for cash settlement. In the event of a change in control of the Company, warrant holders having the right to purchase 600,003 shares of the Company’s common stock would have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. Therefore, in accordance with SFAS 157, the warrant liabilities are adjusted to their fair value at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the warrants and the change in fair value each period is reported as gain or loss on derivative liabilities. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the value of the Company’s common stock on the NASDAQ Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the value of the Company’s common stock on the NASDAQ Capital Market.

The liability on the balance sheet at June 30, 2009 represents the amount of potential cash settlement due to the warrant holders in the event of a change in control, and the change in the liability since December 31, 2007 is summarized as follows:

Stock Warrant Liability
Balance, December 31, 2007	$2,771,090
Change in fair value	(2,645,609)

Balance, December 31, 2008	$125,481
Change in fair value	100,642

Balance, June 30, 2009	$226,123

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008. There were no financial assets subject to the provisions of SFAS 157 as of June 30, 2009 and December 31, 2008:

	Level 1	Level 2	Level 3	Total
Financial liabilities:
Derivative stock warrants as of June 30, 2009	$—	$—	$226,123	$226,123

Derivative stock warrants as of December 31, 2008	$—	$—	$125,481	$125,481

5. Subsequent Event

On July 15, 2009, the Company and Veeco Compound Semiconductor, Inc. (“Veeco”) entered into an Asset Purchase Agreement, whereby the Company sold substantially all of its tangible assets located at its Halfmoon, New York facilities to Veeco for $2.0 million, of which $1.7 million was paid in cash at closing and $300,000 will be held in escrow until December 31, 2009 for indemnification claims. The Company retained ownership of the intellectual property developed in New York for future use in either glass or flexible substrate PV modules. The transaction also allows the Company to continue its efforts on its proprietary reactive sputter process currently in use to produce CIGS-on-glass photovoltaic modules without diminishing opportunities to re-enter flexible PV module markets when business, technology, and market conditions favor such a product. Upon completion of the transaction, Veeco hired 18 employees of the Company who were located in Halfmoon. The Company recorded a loss on sale of assets related to this transaction of approximately $300,000.

The Company evaluated its June 30, 2009 financial statements for subsequent events through August 10, 2009, the date the financial statements were available to be issued.

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

We continue to seek strategic investors or partners; however, in light of our current cash position, we implemented a reduction in our workforce of approximately 30% during the second quarter of 2009. In the near term we may be forced to cease or substantially curtail operations. An inability to raise additional funding in the very near term may cause us to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations. A wide variety of factors relating to the Company and external conditions could adversely affect our ability to secure additional funding necessary to continue operations and the terms of any funding that we secure.

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

Since inception of the development stage on July 1, 2005, our principal source of revenue has been from government funded research and development contracts and grants. Grant revenue is recognized when we fulfill obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require us to maintain specified employment criteria over a five year period. If we fail to meet the specified criteria, we must repay the unearned portion of the grant. As a result, we recorded deferred revenue of $420,000 as of June 30, 2009.

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

Share-Based Compensation. We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, we follow the Securities and Exchange Commission (“SEC”)’s Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”), as amended by SAB No. 110, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method. Under this transition method, share-based compensation expense recognized in our statements of operations for the three and six months ended June 30, 2009 and 2008 included (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Derivative Stock Warrants. Certain terms in the convertible note (“Note”) and related documents issued and entered into on May 25, 2006, as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, the liability must be adjusted to fair value at the end of each reporting period, and any changes in fair value reported as a gain or loss on derivative liabilities in our statement of operations. In accordance with SFAS No. 157, “Fair Value Measurements”, the Black-Scholes option-pricing model is used to estimate the warrant fair values. Upon a change in control of our company, warrant holders having the right to purchase 600,003 shares of common stock would have the right to require us to repurchase the warrants from them at a purchase price equal to the Black-Scholes value of the unexercised portion of the warrants. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the sales price of our common stock on the NASDAQ Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the sales price of our common stock on the NASDAQ Capital Market.

Results of Operations

Comparison of the Three Months Ended June 30, 2009 and 2008

Certain reclassifications have been made to the 2008 financial information to conform to the 2009 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $4,279,990 for the three months ended June 30, 2009 compared to $3,875,213 for the three months ended June 30, 2008, an increase of $404,777 or 10%. The increase is primarily due to the ramp up of development efforts for our monolithically integrated CIGS-on-glass modules and the manufacturing processes we will utilize for this product. Throughout the year in 2008, we hired several key individuals required for such development efforts and are currently in the process of constructing our initial manufacturing line in order to commercialize our products. As such, we experienced an increase in personnel-related costs during the second quarter of 2009 as compared with the same period in 2008, as well as an overall increase in operational expenses for facilities, materials and supplies. During the second quarter of 2009, we implemented a reduction in our workforce, which reduced research and development costs during the latter half of the second quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,095,949 for the three months ended June 30, 2009 compared to $2,053,000 for the three months ended June 30, 2008, a decrease of $957,051 or 47%. The decrease in selling, general and administrative expenses was primarily due to a decrease of $557,554 in share-based compensation. This decrease in share-based compensation resulted from a workforce reduction and the resignation of an executive officer during the second quarter of 2009. We also experienced a reduction in consulting and professional fees during the second quarter of 2009 as compared with the same period in 2008.

Depreciation and amortization expenses. Depreciation and amortization expenses were $1,090,850 for the three months ended June 30, 2009 compared to $770,457 for the three months ended June 30, 2008, an increase of $320,393 or 42%. Depreciation and amortization expense increased primarily due to an increase in equipment utilized in the development of our CIGS PV products and manufacturing processes as well as the leasehold improvements required for our initial manufacturing facility.

Other (expense) income. Other expense was $149,073 for the three months ended June 30, 2009 compared to income of $239,386 for the three months ended June 30, 2008, a decrease of $388,459. This decrease was primarily due to a reduction in interest income during the second quarter of 2009 as compared with the second quarter of 2008.

Interest expense. Interest expense was $48,480 for the three months ended June 30, 2009 compared to $10,711 for the three months ended June 30, 2008, an increase of $37,769. The increase in interest expense was primarily due to the recording of interest on tenant improvements financed by the landlord in our Newark, CA facility, partially offset by a decrease in interest related to notes and capital leases payable.

Loss (gain) on derivative liabilities. The gain on derivative liabilities was $13,428 for the three months ended June 30, 2009 compared to a loss on derivative liabilities of $802,907 for the three months ended June 30, 2008. The warrants issued in 2006 in conjunction with a convertible note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the warrant liability and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the warrant liability and a loss on derivative liabilities. During the three months ended June 30, 2009, our common stock price decreased which caused a decrease in the fair value of the warrant liability. This resulted in a gain on derivative liabilities of $13,428. Our stock price increased during the three months ended June 30, 2008, which resulted in a loss on derivative liabilities of $802,907.

Comparison of the Six Months Ended June 30, 2009 and 2008

Research and development expenses. Research and development expenses were $9,166,094 for the six months ended June 30, 2009 compared to $6,855,436 for the six months ended June 30, 2008, an increase of $2,310,658 or 34%. These expenses increased primarily due to development efforts for our monolithically integrated CIGS-on-glass modules and the related manufacturing processes. We hired several individuals during 2008 required for such development efforts and we are currently in the process of constructing our initial manufacturing line in order to commercialize our products. As such, we experienced an increase in personnel-related costs during the six months ended June 30, 2009 as compared with the same period in 2008, as well as an overall increase in operational expenses for facilities, materials and supplies. However, during the second quarter of 2009, we implemented a reduction in workforce, which reduced research and development costs during the latter half of the second quarter. During the first half of 2009 the increase in personnel-related costs included an increase in share-based compensation of $212,169.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2,840,115 for the six months ended June 30, 2009 compared to $4,790,286 for the six months ended June 30, 2008, a decrease of $1,950,171 or 41%. The decrease in selling, general and administrative expenses was primarily due to a decrease of approximately $1,115,008 in share-based compensation for selling, general and administrative personnel. This decrease in share-based compensation related to a workforce reduction, including the resignation of an executive officer during the second quarter of 2009. We also experienced a reduction in consulting and professional fees during the first half of 2009 as compared with the same period in 2008.

Depreciation and amortization expenses. Depreciation and amortization expenses were $1,987,311 for the six months ended June 30, 2009 compared to $1,524,404 for the six months ended June 30, 2008, an increase of $462,907. Depreciation and amortization expense increased primarily due to an increase in equipment utilized in the development of our CIGS PV products and manufacturing processes as well as the leasehold improvements required for our initial manufacturing facility.

Other (expense) income. Other expense was $143,292 for the six months ended June 30, 2009 compared to income of $447,771 for the six months ended June 30, 2008, a decrease of $591,064. This decrease was primarily due to a reduction in interest income during the second quarter of 2009 as compared with the second quarter of 2008.

Interest expense. Interest expense was $69,208 for the six months ended June 30, 2009 compared to $23,162 for the six months ended June 30, 2008, an increase of $46,046. The increase in interest expense was primarily due to the recording of interest on tenant improvements financed by the landlord in our Newark, CA facility, partially offset by a decrease in interest related to notes and capital leases payable.

Loss (gain) on derivative liabilities. Loss on derivative liabilities was $100,642 for the six months ended June 30, 2009 compared to a gain on derivative liabilities of $988,118 for the six months ended June 30, 2008. The warrants issued in conjunction with the Note are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the warrant liability and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the warrant liability and a loss on derivative liabilities. During the six months ended June 30, 2009, our common stock price increased which caused an increase in the fair value of the warrant liability. This resulted in a loss on derivative liabilities of $100,642. Our stock price decreased during the six months ended June 30, 2008, which resulted in a gain on derivative liabilities of $988,118.

Liquidity and Capital Resources

At June 30, 2009, our cash and cash equivalents totaled $1.3 million compared to $17.1 million at December 31, 2008. In the first half of 2009, the decrease in cash was primarily due to the payment of operating expenses, payment for certain equipment on order for our initial production line, as well as leasehold improvements completed in our initial manufacturing facility in Newark, California. We are in the development stage, and as such, have historically reported net losses, including a net loss of $14.3 million for the six months ended June 30, 2009. We anticipate incurring losses in the future, as we complete the build-out of our initial module manufacturing line and enter commercialization of our products, invest in research and development, and incur associated administrative and operating costs. Our financial statements for the six months ended June 30, 2009 and for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As noted herein, as a result of our current liquidity, there is substantial doubt as to our ability to continue as a going concern.

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

During 2008 and the first half of 2009, we achieved several key milestones as we completed the development of our proprietary one step sputter deposition process, built our prototype and commercial scale deposition tools, completed our first full size (2’ x 4’) monolithically integrated CIGS-on-glass modules and continued to enhance the performance of such modules, and began installation of our first production line. In order to continue operations and build-out our initial manufacturing line and commence commercial shipments of our product, we will require substantial funds in the near term beyond our current cash on hand. Although we continue to seek strategic investors or partners, in light of our current cash position, we implemented a reduction in our workforce of approximately 30% during the second quarter of 2009 and may in the near term be forced to cease or substantially curtail operations.

Additionally, on July 15, 2009, we sold substantially all of our tangible assets located at our Halfmoon, New York facilities to Veeco Compound Semiconductor, Inc. (“Veeco”) for $2.0 million, of which $1.7 million was paid in cash at closing and $300,000 will be held in escrow until December 31, 2009 for indemnification claims. Upon completion of this transaction, Veeco employed all 18 of our employees located in Halfmoon which reduced our payroll and related costs, and assumed responsibility for the facilities and operating costs associated with the facilities which further reduced our overall operating burn. We have retained ownership of the intellectual property developed in New York for future use in either glass or flexible substrate PV modules. The transaction also allows us to continue our efforts on our proprietary reactive sputter process currently in use to produce CIGS-on-glass photovoltaic modules without diminishing opportunities to re-enter flexible PV module markets when business, technology, and market conditions favor such a product.

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

Commitments. At June 30, 2009, we had outstanding approximately $3.5 million of purchase orders for equipment and improvements. Other material commitments include rental payments under operating leases for manufacturing and office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements included in our Annual Report on Form 10-K.

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

We lease 50,000 square feet of factory and office space in Santa Clara, California under a fifty-one month lease that commenced June 2006. In July 2009, this lease was amended and now expires in March 2010. Through July 2009, prior to the sale of our Halfmoon, NY assets (See Note 5 to our Financial Statements), we also leased approximately 26,500 square feet of office and manufacturing space in Halfmoon, New York. We also maintain leases for certain office equipment.

As discussed under Commitments, at June 30, 2009, we had approximately $3.5 million in commitments under outstanding purchase orders for equipment and improvements. Such commitments are primarily related to manufacturing equipment which we expect to be delivered throughout 2009. Generally we are required to remit any balances due to the suppliers upon delivery and acceptance of the equipment.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 2, 2009, Valley Process Systems, Inc. (“VPS, Inc.”), a subcontractor utilized in the initial construction phase of the Company’s Newark location, filed suit against the general contractor for the project, Gordon Prill, Inc. (“Gordon Prill”), BMR-Gateway Blvd., LLC (the “Landlord”), and Does 1-25, inclusive in Superior Court of the State of California in Alameda County, CA, alleging monies due, breach of written contract, quantum meruit, and foreclosure on the mechanic’s lien. In the VPS, Inc. action, Landlord joined the Company by filing a cross-complaint on July 27, 2009, alleging breach of the lease agreement dated April 29, 2009 and seeking indemnification. Both actions allege damages in the amount of $343,562 and seek reasonable attorney’s fees and expenses.

On August 4, 2009, Gordon Prill filed suit against the Company, the Landlord, and Does 1-250, inclusive in Superior Court of the State of California in Alameda County, CA, alleging breach of written contract, foreclosure on the mechanic’s lien, and statutory penalties under California Civil Code sections 3260 and 3260.1. This action alleges damages in the amount of $1,595,523 and seeks reasonable attorney’s fees and expenses. The damages in this action include the $343,562 in the VPS, Inc. action.

The damages sought in these cases have already been recorded in accounts payable on the Company’s balance sheet as part of the leasehold improvements at the Company’s manufacturing facility.

Item 1A.	Risk Factors

Item 1A (“Risk Factors”) of our annual report on Form 10-K for our fiscal year ended December 31, 2008 (“Annual Report”) sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Set forth below are certain risk factors that have been substantively expanded or updated from the Annual Report. The risks and uncertainties described in the Annual Report, as expanded or updated below do not constitute all the risk factors that pertain to our business but we do believe that they reflect the more important ones. Accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

In order to continue operations, we require immediate and substantial additional capital beyond our current cash on hand.

In order to continue operations, including development efforts utilizing our pre-production line, fully build-out our initial manufacturing line and commence commercial shipments of our product, we require immediate and substantial additional capital beyond our current cash on hand. To date, we have been unable to raise additional capital or complete an agreement with an investor or strategic partner. Although we continue to seek strategic investors or partners, in light of our current cash position, we have implemented a reduction in our workforce of approximately 30% during the second quarter of 2009 and may in the near term be forced to cease or substantially curtail operations. An inability to raise additional funding in the very near term may cause us to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations.

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

Since our inception, we have incurred net losses, including net losses of $26.3 million and $36.1 million for the years ended December 31, 2008 and 2007, respectively, and $14.3 million for the first half of 2009, and have incurred negative cash flows from operations. As a result of ongoing losses, we had an accumulated deficit of approximately $111.3 million as of June 30, 2009. We expect to continue to incur significant losses as we enter commercialization and expand our manufacturing capacity and may never achieve or maintain profitability. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase to the extent we continue to develop our manufacturing technologies, build manufacturing lines, establish our sales and distribution network, implement internal systems and infrastructure and hire additional personnel.

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

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock.

4.1(4)	Stockholder Rights Agreement, dated as of May 6, 2008 between the Company and Computershare Trust Company, N.A., as Rights Agent.

4.2(5)	Form of Common Stock Certificate.

4.3(5)	Form of Class A Public Warrant.

4.4(5)	Form of Class B Public Warrant.

4.5(5)	Form of Unit Certificate.

4.6(5)	Form of Warrant Agent Agreement.

4.7(5)	Form of Representative’s Warrant.

10.1(6)	Separation Agreement dated May 12, 2009, by and between the Company and Stephan J. DeLuca.

10.2(6)	Offer Letter with Robert G. Aldrich dated May 15, 2009.

10.3(7)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.4(7)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.
(5)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 18, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 2, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: August 10, 2009	By:	/s/ ROBERT G. ALDRICH
Robert G. Aldrich
Interim Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 10, 2009	By:	/s/ WILLIAM S. STECKEL
William S. Steckel
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock.

4.1(4)	Stockholder Rights Agreement, dated as of May 6, 2008 between the Company and Computershare Trust Company, N.A., as Rights Agent.

4.2(5)	Form of Common Stock Certificate.

4.3(5)	Form of Class A Public Warrant.

4.4(5)	Form of Class B Public Warrant.

4.5(5)	Form of Unit Certificate.

4.6(5)	Form of Warrant Agent Agreement.

4.7(5)	Form of Representative’s Warrant.

10.1(6)	Separation Agreement dated May 12, 2009, by and between the Company and Stephan J. DeLuca.

10.2(6)	Offer Letter with Robert G. Aldrich dated May 15, 2009.

10.3(7)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.4(7)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.
(5)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 18, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 2, 2009.