Form 10-Q
period 2009-09-30
DAYSTAR TECHNOLOGIES INC
filed 2009-11-09
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 5, 2009
Common Stock par value $0.01 per share	33,538,112

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2009

Part I – Financial Information

Item 1. Financial Statements

Balance Sheets—As of September 30, 2009 (unaudited) and December 31, 2008	3

Statements of Operations—For the Three and Nine Months Ended September 30, 2009 and 2008 and For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2009 (unaudited)	4

Statement of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2009 (unaudited)	5

Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 and For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2009 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II – Other Information

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	20

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	22

Signatures	23

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,675,931	$17,120,401
Other current assets	377,084	543,357

Total current assets	2,053,015	17,663,758

Property and Equipment, at cost	53,262,329	46,022,825
Less accumulated depreciation and amortization	(5,650,243)	(8,942,105)

Net property and equipment	47,612,086	37,080,720

Other Assets:
Other assets	309,321	204,108

Total Assets	$49,974,422	$54,948,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$18,184,380	$7,554,814
Notes and capital leases payable, current portion, net of discount of $1,721,718 and $0, respectively	278,282	171,983
Stock warrants	416,667	—
Deferred rent, current portion	136,769	175,212
Deferred revenue	—	420,000

Total current liabilities	19,016,098	8,322,009
Long-Term Liabilities:
Deferred rent	3,375,917	2,951,557
Conversion feature	1,128,066	—
Stock warrants	293,898	125,481

Total long-term liabilities	4,797,881	3,077,038
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 33,538,112 and 33,438,862 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	335,381	334,389
Additional paid-in capital	143,264,901	140,179,025
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(107,294,448)	(86,818,484)

Total stockholders’ equity	26,160,443	43,549,539

Total Liabilities and Stockholders’ Equity	$49,974,422	$54,948,586

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to September 30, 2009
	2009	2008	2009	2008
Revenue:
Product revenue	$—	$—	$—	$—	$3,528
Research and development contract revenue	—	—	—	—	615,000

Total revenue	—	—	—	—	618,528
Costs and Expenses:
Research and development	2,998,177	5,135,579	12,164,271	11,991,015	52,422,186
Selling, general and administrative	2,006,535	2,016,110	4,846,650	6,806,396	28,265,040
Restructuring	—	—	—	—	3,280,051
Depreciation and amortization	807,716	783,268	2,795,026	2,307,672	11,177,482

Total costs and expenses	5,812,428	7,934,957	19,805,947	21,105,083	95,144,759
Other Income (Expense):
Other (expense) income	(341,985)	268,394	(485,278)	716,165	2,263,336
Interest expense	(36,390)	(8,877)	(105,597)	(32,039)	(2,446,584)
Amortization of note discount and financing costs	(107,483)	—	(107,483)	—	(9,031,428)
Gain on derivative liabilities	128,983	926,664	28,341	1,914,782	2,537,928
Loss on extinguishment of debt	—	—	—	—	(6,091,469)

Total other income (expense)	(356,875)	1,186,181	(670,017)	2,598,908	(12,768,217)

Net Loss	$(6,169,303)	$(6,748,776)	$(20,475,964)	$(18,506,175)	$(107,294,448)

Weighted Average Common Shares Outstanding (Basic And Diluted)	33,354,884	33,348,373	33,411,894	33,073,037

Net Loss Per Share (Basic and Diluted)	$(0.18)	$(0.20)	$(0.61)	$(0.56)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2009

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	5,083,258	$50,833	29,000	$290	$22,443,181	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 - 12/05 at $6.00— $8.25 per share	1,190,748	11,907	—	—	7,208,295	—	—	—	7,220,202
Conversion of Class B common stock	58,000	580	(29,000)	(290)	(290)	—	—	—	—
Share-based compensation	38,750	388	—	—	411,912	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	6,370,756	$63,708	—	$—	$30,063,098	$(403,710)	$(10,145,391)	$(3,904,151)	$15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $2.06—$7.50 per share	132,815	1,328	—	—	670,544	—	—	—	671,872
Share-based compensation	177,062	1,771	—	—	1,320,949	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 -12/06	1,143,036	11,430	—	—	7,366,729	—	—	—	7,378,159
Warrants issued for placement of convertible note at $5.38 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	7,823,669	$78,237	—	$—	$40,381,871	$—	$(10,145,391)	$(24,345,352)	$5,969,365
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $2.00—$3.45 per share	518,200	5,182	—	—	3,169,135	—	—	—	3,174,317
Share-based compensation	196,438	1,965	—	—	4,088,080	—	—	—	4,090,045
Issuance of shares pursuant to offering, 2/07 at $2.00 per share	2,500,000	25,000	—	—	4,975,000	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $4.25 per share, net of offering costs	17,250,000	172,500	—	—	67,722,418	—	—	—	67,894,918

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Shares issued in payment of principal and interest on convertible note, 1/07 at $1.49 per share and 2/07 at $2.00 per share	3,875,384	38,754	—	—	7,288,171	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $2.00 per share	457,571	4,575	—	—	2,393,096	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

BALANCES, December 31, 2007	32,621,262	$326,213	—	$—	$135,387,049	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Exercise of stock options, 6/08 at $3.14 per share	1,600	16	—	—	5,008	—	—	—	5,024
Share-based compensation	816,000	8,160	—	—	4,786,968	—	—	—	4,795,128
Net loss	—	—	—	—	—	—	—	(26,330,271)	(26,330,271)

BALANCES, December 31, 2008	33,438,862	$334,389	—	$—	$140,179,025	$—	$(10,145,391)	$(86,818,484)	$43,549,539
Share-based compensation	99,250	992	—	—	3,004,965	—	—	—	3,005,957
Warrants issued in connection with convertible note at $0.50 per share	—	—	—	—	80,911	—	—	—	80,911
Net loss	—	—	—	—	—	—	—	(20,475,964)	(20,475,964)

BALANCES, September 30, 2009	33,538,112	$335,381	—	$—	$143,264,901	$—	$(10,145,391)	$(107,294,448)	$26,160,443

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to September 30, 2009
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(20,475,964)	$(18,506,175)	$(107,294,448)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,795,026	2,307,672	11,177,482
Share-based compensation	3,005,957	3,673,286	13,471,263
Non-cash interest	94,573	—	1,699,657
Amortization of note discount and non-cash financing costs	107,483	—	8,489,728
Gain on derivative liabilities	(28,341)	(1,914,782)	(2,537,929)
Shares issued for restructuring	—	—	1,278,253
Loss on sale of fixed assets	340,622	—	340,622
Loss on extinguishment of debt	—	—	6,091,469
Changes in operating assets and liabilities:
Other assets	35,678	(33,675)	(604,793)
Accounts payable and accrued expenses	(2,528,740)	1,959,171	3,109,691
Deferred rent	385,917	705,843	1,515,265
Deferred revenue	—	(2,333)	217,618

Net cash used in operating activities	(16,267,789)	(11,810,993)	(63,046,122)
Cash Flows from Investing Activities:
Purchase of investments	—	(47,679,060)	(71,957,732)
Proceeds from sale of investments	—	39,050,000	72,662,973
Purchase of equipment and improvements	(2,929,698)	(14,999,501)	(42,567,567)
Proceeds from sale of assets	1,925,000	—	1,928,120

Net cash used in investing activities	(1,004,698)	(23,628,561)	(39,934,206)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	—	78,312,500
Proceeds from issuance of notes	2,000,000	—	26,000,000
Payments on notes and capital leases	(171,983)	(131,307)	(11,495,310)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	—	5,024	8,810,120

Net cash provided by (used in) financing activities	1,828,017	(126,283)	95,284,931

Decrease in cash and cash equivalents	(15,444,470)	(35,565,837)	(7,695,397)
Cash and cash equivalents, beginning of period	17,120,401	61,365,559	9,371,328

Cash and cash equivalents, end of period	$1,675,931	$25,799,722	$1,675,931

Supplemental Cash Flow Information:
Cash paid for interest	$11,024	$32,039

Non-Cash Transactions:
Construction in progress equipment accrual	$12,643,733	$—

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited financial statements. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The condensed balance sheet as of December 31, 2008 has been derived from audited financial statements. The results of operations for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at September 30, 2009 and the results of its operations and its cash flows for the nine months ended September 30, 2009 and 2008 and for the period from July 1, 2005 (Inception of the Development Stage) to September 30, 2009.

2. Liquidity and Future Operations:

The Company’s financial statements for the year ended December 31, 2008 and for the nine months ended September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $20.5 million for the nine months ended September 30, 2009. The Company anticipates it will continue to incur losses in the future as it commercializes its product. As noted herein, as a result of the Company’s current liquidity, there is substantial doubt as to its ability to continue as a going concern.

Commercialization efforts, including the completion and ramp-up of the Company’s initial module production line requires significant additional capital expenditures as well as associated continued development and administrative costs. In order to continue operations, including its development efforts utilizing its pre-production line, fully build-out its initial manufacturing line and commence commercial shipments of its product, the Company requires immediate and substantial additional capital beyond its current cash on hand. To date, the Company has been unable to raise substantial additional capital or complete an agreement with an investor or strategic partner. Although the Company continues to seek strategic investors or partners, in light of its current cash position, the Company implemented a significant reduction in its workforce during the nine months ended September 30, 2009 and may in the near term be forced to cease or substantially curtail operations.

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

For additional information on cost savings and fundraising measures implemented during the third quarter of 2009, see Note 4 “Sale of Assets” regarding the sale by the Company of substantially all of its tangible assets located at its Halfmoon, New York facilities to Veeco Compound Semiconductor, Inc., and Note 5 “Secured Convertible Promissory Note and Warrants” for information regarding a bridge loan received by the Company from Mr. Peter Alan Lacey.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Revenue Recognition—The Company recognizes revenue in accordance with the FASB ASC 605 Revenue Recognition and Securities and Exchange Commission (the “SEC”)’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”)which require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Since inception of the development stage on July 1, 2005, the Company has earned minimal amounts of product revenue.

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company reported a liability of $420,000 at both September 30, 2009 and December 31, 2008.

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

Share-Based Compensation—The Company follows the provisions of FASB ASC 718 Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Company follows the SEC’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), as amended by Staff Accounting Bulletin No. 110 (“SAB 110”), which provides supplemental application guidance based on the views of the SEC. The Company estimates the expected term, which represents the period of time from the grant date that the Company expects its stock options to remain outstanding, using the simplified method as permitted by SAB 107 and SAB 110. Under this method, the expected term is estimated as the mid-point between the time the options vest and their contractual terms. The Company continues to apply the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms due to the limited period of time its equity shares have been publicly traded and the limited number of its options which have so far vested and become eligible for exercise.

Share-based compensation expense for the three and nine months ended September 30, 2009 and 2008 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Share-based compensation:
Selling, general and administrative	$823,062	$480,869	$1,314,187	$1,606,132
Research and development	507,262	594,725	1,691,770	972,339

Total share-based compensation	$1,330,324	$1,075,594	$3,005,957	$2,578,471

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the nine months ended September 30, 2009, the Company granted options to purchase 86,400 shares of common stock at a prices ranging from $0.76 to $1.23 per share, all with a contractual life of ten years. Options to purchase 1,329,337 shares of common stock were forfeited during the nine months ended September 30, 2009. During the nine months ended September 30, 2009 there were 50,000 shares of restricted stock awards granted and 276,250 shares of restricted stock awards forfeited. Additionally, there were 2,642,500 shares of restricted stock units granted and 255,000 shares of restricted stock units forfeited.

Subsequent to September 30, 2009 and through the date of this filing, 62,301 options to purchase common stock were forfeited.

Derivative Stock Warrants—Certain terms in a convertible note and related documents issued on May 25, 2006 as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement, require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period and any changes in fair value reported as a gain or loss on derivative liabilities in the statement of operations. In the event of a change in control of the Company, the warrant holders have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. The Black-Scholes option-pricing model is used to estimate the warrant fair values. The Company has recorded liabilities on the balance sheet of $293,898 and $125,481 at September 30, 2009 and December 31, 2008, respectively, which represent the amount of potential cash settlement due to the warrant holders in the event of a change in control.

Reclassifications—Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation. Such reclassifications had no impact on net loss.

Impact of Recently Issued Accounting Pronouncements –

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

FASB ASC 805 Business Combinations, Pre Codification SFAS No. 141 (revised 2007), “Business Combinations.” On January 1, 2009, the Company adopted FASB ASC 805, Business Combinations, which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. ASC 805 also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. Additionally, ASC 805 requires acquisition related costs to be expensed in the period in which the costs were incurred and the services are received instead of including such costs as part of the acquisition price. ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in ASC 805. The adoption of ASC 805 had no impact on the Company’s financial statements.

FASB ASC 820 Fair Value Measurements and Disclosures, Pre Codification SFAS No. 157, “Fair Value Measurements.” Effective January 1, 2008, the Company adopted the new standard. The new standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The adoption of this new standard for financial assets and liabilities, effective January 1, 2008, did not have a material impact on the Company’s financial statements. The Company adopted the new standard on January 1, 2009 for its nonfinancial assets and nonfinancial liabilities, which did not have a material impact on its financial statements. See Note 5 “Secured Convertible Promissory Note and Warrants” and Note 6, “Derivative Liabilities,” below.

FASB ASC 810 Consolidation, Pre Codification SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. On January 1, 2009, the Company adopted FASB ASC 810, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (ASC 810). ASC 810 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810-10-65 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated income statement; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of ASC 810-10-65 had no impact on the Company’s financial statements.

FASB ASC 855 Subsequent Events, Pre Codification SFAS No. 165, “Subsequent Events.” In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 discusses two types of subsequent events: (1) events that provide additional evidence about conditions that existed at the date of the balance sheet, and is recognized in the financial statements and (2) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued, and not recognized at the balance sheet date. An entity shall also disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The requirements of ASC 855 are effective for interim and annual financial periods ending after June 15, 2009. The requirements do not have a material impact on the Company’s financial statements. The Company evaluated its September 30, 2009 financial statements for subsequent events through November 9, 2009, the date the financial statements were available to be issued.

4. Sale of Assets

On July 15, 2009, the Company and Veeco Compound Semiconductor, Inc. (“Veeco”) entered into an Asset Purchase Agreement, whereby the Company sold substantially all of its tangible assets located at its Halfmoon, New York facilities to Veeco for $2.0 million, of which $1.7 million was paid in cash at closing and $300,000 was to be held in escrow until December 31, 2009 for indemnification claims. The Company retained ownership of the intellectual property developed in New York for future use in either glass or flexible substrate PV modules. The transaction also allows the Company to continue its efforts on its proprietary reactive sputter process currently in use to produce CIGS-on-glass photovoltaic modules without diminishing opportunities to re-enter flexible PV module markets when business, technology, and market conditions favor such a product. Upon completion of the transaction, Veeco hired 18 employees of the Company who were located in Halfmoon.

On September 18, 2009, the Company and Veeco amended the Asset Purchase Agreement to reduce the purchase price of the assets to $1,925,000. Simultaneously, the Company and Veeco terminated the Escrow Agreement, and $225,000 of the escrowed funds were released to the Company with the remaining $75,000 of the escrowed funds released to Veeco. The Company recorded a loss on sale of assets related to this transaction of $340,622.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Secured Convertible Promissory Note and Warrants

On September 21, 2009, the Company entered into a series of agreements with Mr. Peter Alan Lacey (the “Holder”) pursuant to a bridge financing transaction providing for, among other things, the issuance of a secured convertible promissory note (the “Note”) in the aggregate principal amount of $2.0 million, a warrant to purchase 1,500,000 shares of the Company’s $.01 par value per share common stock (the “First Warrant”) and an additional warrant to purchase 1,666,667 shares of the Company’s common stock upon the completion of an amendment to the Company’s Shareholder Rights Plan (the “Second Warrant”).

The Note is secured by all assets of the Company. Interest on the outstanding principal amount shall accrue at the rate of 8% per annum, commencing September 21, 2009 and shall continue on the outstanding principal until paid in full. The Holder may, at its option at any time prior to payment in full of the Note, elect to convert all or any part of the entire outstanding principal amount of the Note plus the accrued interest on the then outstanding balance into shares of the Company’s common stock at a conversion price of $0.60 per share. If between the date of the Note and such conversion, the Company issues or sells any shares of capital stock, other than certain excluded securities (a “Future Issuance”), at a per share price below $0.60 (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of common stock subsequent to the date of such sale or issuance), then the conversion price of the Note will be reduced to the price of such Future Issuance; provided that the Holder will only be permitted to convert that portion of the outstanding principal amount of the Note plus the accrued interest on the then outstanding balance that will not result in the issuance of more than 3,333,333 shares of common stock (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of such class or series of capital stock subsequent to the date of such sale or issuance).

All principal and all unpaid accrued interest that has not been converted into common stock shall be due and payable on or before March 20, 2010, and may be extended at the option of the Holder. The Company may prepay the Note at any time after one month following the date of the Note; provided that the Company shall give the Holder at least 30 calendar days advance written notice of the Company’s intent so to prepay and the Holder shall have the right to convert all or any portion of the Note, as applicable, at any time during such 30 calendar day period.

The Note’s conversion feature was determined to be an embedded derivative liability and therefore was bifurcated from the Note and recorded at fair value at issuance and is required to be adjusted to fair value at the end of each reporting period. The fair value of the conversion feature on September 21, 2009 calculated using the Black Scholes model totaled $1.3 million. As of September 30, 2009, the fair value of the conversion feature decreased by $0.2 million to $1.1 million and the Company recorded this change in fair value as a gain on derivative liabilities. At the date of issuance of the Note, the Second Warrant was required to be issued. In the event the Second Warrant was not issued, the Company would be liable to the Holder for liquidated damages in the amount of $416,667 and therefore this amount was recorded as a liability and an increase to the discount on the Note. The Shareholder Rights Plan was amended on October 2, 2009 and the Second Warrant was issued to the Holder and the Company reversed this liability to equity at that time.

The proceeds remaining after allocation to the conversion feature and warrant liability for the Second Warrant were allocated on a relative fair value basis between the Note and the First Warrant and the amount allocated to the First Warrant was recorded as additional debt discount. The discount attributable to the issuance date aggregate fair value of the conversion feature and warrants, totaling $1.8 million, is being amortized using the effective interest method over the term of the Note. During the three months ended September 30, 2009, $0.1 million of this discount was amortized to expense.

The warrants issued on September 21, 2009 and October 2, 2009 are exercisable upon issuance and entitle the Holder to purchase up to 3,166,667 shares of common stock at an exercise price of $0.50 per share, as adjusted for standard anti-dilution provisions. The warrants are exercisable for a period of two years from their respective issuance dates.

As a result of a free-standing registration rights agreement, the Company has an obligation to register the shares underlying the Note and related warrants and has a continuing obligation to keep the registration statement effective. Failure to meet this obligation, as defined, will result in liquidated damages of $20,000 per month during the time in which this requirement is not met. Mr. Lacey has agreed to extend the filing deadline for a period of sixty days from the original filing deadline of October 31, 2009.

Subsequent to these transactions, on October 19, 2009, Mr. Lacey was appointed Chairman of the Board of Directors for the Company.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Derivative Liabilities

As described in Note 5 “Secured Convertible Promissory Note and Warrants” the Company is accounting for the conversion feature in the Note as an embedded derivative liability. The Company currently does not use hedging contracts to manage the risk of its overall exposure to interest rate and foreign currency changes. Neither the conversion feature nor the stock warrant liability discussed below is considered a hedging instrument.

The Company is accounting for free-standing warrants issued in May 2006 and February 2007 in connection with a convertible note, as derivative liabilities in accordance with FASB ASC 815 Derivatives and Hedging, Pre Codification SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), SFAS 157, SFAS 161, Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”, due to the potential for cash settlement. In the event of a change in control of the Company, warrant holders having the right to purchase 600,003 shares of the Company’s common stock would have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. Therefore, in accordance with ASC 820, the warrant liabilities are adjusted to their fair value at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the warrants and the change in fair value each period is reported as gain or loss on derivative liabilities. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the value of the Company’s common stock on the NASDAQ Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the value of the Company’s common stock on the NASDAQ Capital Market.

The liability on the balance sheet at September 30, 2009 represents the amount of potential cash settlement due to the warrant holders in the event of a change in control, and the change in the liability since December 31, 2007 is summarized as follows:

Stock Warrant Liability
Balance, December 31, 2007	$2,771,090
Change in fair value	(2,645,609)

Balance, December 31, 2008	$125,481
Change in fair value	168,417

Balance, September 30, 2009	$293,898

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008. There were no financial assets subject to the provisions of ASC 820 as of September 30, 2009 and December 31, 2008:

	Level 1	Level 2	Level 3	Total
Financial liabilities at September 30, 2009:
Derivative stock warrants	$—	$—	$293,898	$293,898
Conversion feature	—	—	1,128,066	1,128,066

	$—	$—	$1,421,964	$1,421,964

Financial liabilities at December 31, 2008:
Derivative stock warrants	$—	$—	$125,481	$125,481

7. Subsequent Events

The Company evaluated its September 30, 2009 financial statements for subsequent events through November 9, 2009, the date the financial statements were available to be issued.

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

We continue to seek strategic investors or partners; however, in light of our current cash position, we implemented a significant reduction in our workforce during 2009. In the near term we may be forced to cease or substantially curtail operations. An inability to raise additional funding in the very near term may cause us to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations. A wide variety of factors relating to the Company and external conditions could adversely affect our ability to secure additional funding necessary to continue operations and the terms of any funding that we secure.

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

Revenue Recognition. We recognize revenue in accordance with FASB ASC 605 Revenue Recognition and the Securities and Exchange Commission (the “SEC”)’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”) which require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Since inception of the development stage on July 1, 2005, we have earned minimal amounts of product revenue.

Since inception of the development stage on July 1, 2005, our principal source of revenue has been from government funded research and development contracts and grants. Grant revenue is recognized when we fulfill obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require us to maintain specified employment criteria over a five year period. If we fail to meet the specified criteria, we must repay the unearned portion of the grant. As a result, we recorded a liability of $420,000 as of September 30, 2009.

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

Share-Based Compensation. We follow the provisions of FASB ASC 718 Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, we follow the SEC’s SAB No. 107, “Share-Based Payment” (“SAB 107”), as amended by SAB No. 110, which provides supplemental application guidance based on the views of the SEC.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

Certain reclassifications have been made to the 2008 financial information to conform to the 2009 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $2,998,177 for the three months ended September 30, 2009 compared to $5,135,579 for the three months ended September 30, 2008, a decrease of $2,137,402 or 42%. The decrease is primarily due to the cost savings measures implemented during the period including a reduction in our workforce as well as a reduction in expenditures for materials, supplies and consultants. During the three months ended September 30, 2009, we prioritized our development efforts to focus on our core CIGS technology and related development in order continue to advance our product toward commercialization while we seek additional financing to complete the build-out of our initial production line. Also, in July 2009, we sold substantially all our tangible assets at our Halfmoon, NY facility to Veeco Compound Semiconductor, Inc. (“Veeco”) and Veeco hired the 18 research and development employees located at the facility. This transaction further reduced our research and development expenses during the three months ended September 30, 2009.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2,006,535 for the three months ended September 30, 2009 compared to $2,016,110 for the three months ended September 30, 2008, a decrease of $9,575. The decrease in selling, general and administrative expenses was primarily due to the cost savings measures implemented during the period including a reduction in our workforce as well as a reduction in outside consultants and professional fees. The reduction in cash expenses was offset by an increase of $342,193 in non-cash expenses for share-based compensation during the three months ended September 30, 2009 compared to the same period in 2008.

Depreciation and amortization expenses. Depreciation and amortization expenses were $807,716 for the three months ended September 30, 2009 compared to $783,268 for the three months ended September 30, 2008, an increase of $24,448 or 3%. Depreciation and amortization expense increased primarily due to an increase in equipment utilized in the development of our CIGS PV products and manufacturing processes as well as the leasehold improvements required for our initial manufacturing facility. This increase was offset by a reduction in expense due to the sale of the fixed assets at our Halfmoon, NY facility in July 2009.

Other (expense) income. Other expense was $341,985 for the three months ended September 30, 2009 compared to income of $268,394 for the three months ended September 30, 2008, a decrease of $610,379. Other expense for the three months ended September 30, 2009 was primarily due to the loss on sale of assets from our Halfmoon, NY facility in July 2009. Other income during the third quarter of 2008 was primarily due to interest income earned during the period.

Interest expense. Interest expense was $36,390 for the three months ended September 30, 2009 compared to $8,877 for the three months ended September 30, 2008, an increase of $27,513. The increase in interest expense was primarily due to the recording of interest on tenant improvements financed by the landlord in our Newark, CA facility, partially offset by a decrease in interest related to notes and capital leases payable.

Amortization of note discount and financing costs Amortization of note discount and financing costs was $107,483 for the three months ended September 30, 2009. There was no amortization of note discount and financing costs during the three months ended September 30, 2008. The expense during the three months ended September 30, 2009 primarily represents the amortization of the discount on a $2.0 million convertible note entered into in September 2009.

Gain on derivative liabilities. Gain on derivative liabilities was $128,983 for the three months ended September 30, 2009 compared to a gain on derivative liabilities of $926,664 for the three months ended September 30, 2008. The warrants issued in May 2006 in conjunction with a convertible note, as well as a conversion feature on a convertible note issued in September 2009 are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the three months ended September 30, 2009, our common stock price decreased which caused a decrease in the fair value of the warrant liability and conversion feature, resulting in a gain on derivative liabilities.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Research and development expenses. Research and development expenses were $12,164,271 for the nine months ended September 30, 2009 compared to $11,991,015 for the nine months ended September 30, 2008, an increase of $173,256 or 1%. Cost savings measures were implemented during the period including a reduction in our workforce as well as a reduction in expenditures for materials, supplies and consultants. During the nine months ended September 30, 2009, we prioritized our development efforts to focus on our core CIGS technology and related development in order continue to advance our product toward commercialization while we seek additional financing to complete the build-out of our initial production line. Also, in July 2009, we sold substantially all our tangible assets at our Halfmoon, NY facility to Veeco Compound Semiconductor, Inc. (“Veeco”) and Veeco hired the 18 research and development employees located at the facility. This transaction further reduced our research and development expenses during the nine months ended September 30, 2009. The reduction in cash expenses was offset by an increase of $719,431 in non-cash expenses for share-based compensation during the nine months ended September 30, 2009 compared to the same period in 2008.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4,846,650 for the nine months ended September 30, 2009 compared to $6,806,396 for the nine months ended September 30, 2008, a decrease of $1,959,746 or 29%. The decrease in selling, general and administrative expenses was primarily due to the cost savings measures implemented during the period including a reduction in our workforce as well as a reduction in outside consultants and professional fees. We also experienced an increase in share-based compensation expense of $341,848 during the nine months ended September 30, 2009 compared to the same period in 2008.

Depreciation and amortization expenses. Depreciation and amortization expenses were $2,795,026 for the nine months ended September 30, 2009 compared to $2,307,672 for the nine months ended September 30, 2008, an increase of $487,354 or 21%. Depreciation and amortization expense increased primarily due to an increase in equipment utilized in the development of our CIGS PV products and manufacturing processes as well as the leasehold improvements required for our initial manufacturing facility. This increase was offset by a reduction in expense due to the sale of the fixed assets at our Halfmoon, NY facility in July 2009.

Other (expense) income. Other expense was $485,278 for the nine months ended September 30, 2009 compared to other income of $716,165 for the nine months ended September 30, 2008. Other expense for the nine months ended September 30, 2009 was primarily due to the loss on sale of assets from our Halfmoon, NY facility in July 2009. Other income during the nine months ended September 30, 2008 was primarily due to interest income earned during the period.

Interest expense. Interest expense was $105,597 for the nine months ended September 30, 2009 compared to $32,039 for the nine months ended September 30, 2008, an increase of $73,558. The increase in interest expense was primarily due to the recording of interest on tenant improvements financed by the landlord in our Newark, CA facility, partially offset by a decrease in interest related to notes and capital leases payable.

Amortization of note discount and financing costs Amortization of note discount and financing costs was $107,483 for the nine months ended September 30, 2009. There was no amortization of note discount and financing costs during the nine months ended September 30, 2008. The expense during the nine months ended September 30, 2009 primarily represents the amortization of the discount on a $2.0 million convertible note entered into in September 2009.

Gain on derivative liabilities. Gain on derivative liabilities was $28,341 for the nine months ended September 30, 2009 compared to a gain on derivative liabilities of $1,914,782 for the nine months ended September 30, 2008. The warrants issued in May 2006 in conjunction with a convertible note, as well as a conversion feature on a convertible note issued in September 2009 are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the three months ended September 30, 2009, our common stock price decreased which caused a decrease in the fair value of the warrant liability and conversion feature, resulting in a gain on derivative liabilities.

Liquidity and Capital Resources

At September 30, 2009, our cash and cash equivalents totaled $1.7 million compared to $17.1 million at December 31, 2008. The decrease in cash was primarily due to the payment of operating expenses, payment for certain equipment on order for our initial production line, as well as leasehold improvements completed in our initial manufacturing facility in Newark, California. We are in the development stage, and as such, have historically reported net losses, including a net loss of $20.5 million for the nine months ended September 30, 2009. We anticipate incurring losses in the future, as we complete the build-out of our initial module manufacturing line and enter commercialization of our products, invest in research and development, and incur associated administrative and operating costs. Our financial statements for the nine months ended September 30, 2009 and for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As noted herein, as a result of our current liquidity, there is substantial doubt as to our ability to continue as a going concern.

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

During 2008 and 2009, we achieved several key milestones as we completed the development of our proprietary one step sputter deposition process, built our prototype and commercial scale deposition tools, completed our first full size (2’ x 4’) monolithically integrated CIGS-on-glass modules and continued to enhance the performance of such modules, and began installation of our first production line. In order to continue operations and build-out our initial manufacturing line and commence commercial shipments of our product, we will require substantial funds in the near term beyond our current cash on hand. Although we continue to seek strategic investors or partners, in light of our current cash position, we implemented a significant reduction in our workforce in 2009 and may in the near term be forced to cease or substantially curtail operations.

On July 15, 2009, we sold substantially all of our tangible assets located at our Halfmoon, New York facilities to Veeco Compound Semiconductor, Inc. (“Veeco”) for $1.925 million. Upon completion of this transaction, Veeco employed all 18 of our employees located in Halfmoon which reduced our payroll and related costs, and assumed responsibility for the facilities and operating costs associated with the facilities which further reduced our overall operating burn. We have retained ownership of the intellectual property developed in New York for future use in either glass or flexible substrate PV modules. The transaction also allows us to continue our efforts on our proprietary reactive sputter process currently in use to produce CIGS-on-glass photovoltaic modules without diminishing opportunities to re-enter flexible PV module markets when business, technology, and market conditions favor such a product.

On September 18, 2009, we entered into a letter of intent with EPOD Solar Inc. (“EPOD Canada”) (the “LOI”). The LOI contemplated a series of transactions resulting in the combination of DayStar and EPOD Canada. After initial discussions, on October 19, 2009, our Board of Directors accepted EPOD Canada’s notification to terminate the LOI.

On September 21, 2009, we entered into a series of agreements with Mr. Peter Alan Lacey in which Mr. Lacey provided us $2.0 million in bridge financing in exchange for a secured convertible promissory note and warrants to purchase shares of our common stock.

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

Commitments. At September 30, 2009, we had outstanding approximately $3.1 million of purchase orders for equipment and improvements. Other material commitments include rental payments under operating leases for manufacturing and office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements included in our Annual Report on Form 10-K.

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

As discussed under Commitments, at September 30, 2009, we had approximately $3.1 million in commitments under outstanding purchase orders for equipment and improvements. Such commitments are primarily related to manufacturing equipment which we expect to be delivered throughout 2009 and early 2010. Generally we are required to remit any balances due to the suppliers upon delivery and acceptance of the equipment.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 2, 2009, Valley Process Systems, Inc. (“VPS, Inc.”), a subcontractor utilized in the initial construction phase of the Company’s Newark location, filed suit against the general contractor for the project, Gordon Prill, Inc. (“Gordon Prill”), BMR-Gateway Blvd., LLC (the “Landlord”), and Does 1-25, inclusive in Superior Court of the State of California in Alameda County, CA, alleging monies due, breach of written contract, quantum meruit, and foreclosure on the mechanic’s lien. In the VPS, Inc. action, Landlord joined the Company by filing a cross-complaint on July 27, 2009, alleging breach of the lease agreement dated April 29, 2008, and seeking indemnification. Both actions allege damages in the amount of $343,562 and seek reasonable attorney’s fees and expenses.

On August 4, 2009, Gordon Prill filed suit against the Company, the Landlord, and Does 1-250, inclusive in Superior Court of the State of California in Alameda County, CA, alleging breach of written contract, foreclosure on the mechanic’s lien, and statutory penalties under California Civil Code sections 3260 and 3260.1. This action alleges damages in the amount of $1,595,523 and seeks reasonable attorney’s fees and expenses. The damages in this action include the $343,562 in the VPS, Inc. action and the $584,068 in the Sprig Electric Co. action discussed below.

On July 14, 2009, Sprig Electric Co., a subcontractor utilized in the initial construction phase of the Company’s Newark location, filed suit against Gordon Prill, the Landlord, and Does 1-100, inclusive in Superior Court of the State of California in Alameda County, CA, alleging monies due, breach of written contract, quantum meruit, and foreclosure on the mechanic’s lien. In the Sprig Electric Co. action, the Landlord joined the Company by filing a cross-complaint on September 29, 2009, alleging breach of the lease agreement dated April 29, 2008, and seeking indemnification. The Sprig Electric Co. action alleges damages in the amount of $584,068 and both actions seek reasonable attorney’s fees and expenses.

On September 9, 2009, the Landlord filed an unlawful detainer action in Superior Court of the State of California in Alameda County, CA against the Company alleging damages in the amount of $838,078 and to recover possession of the premises. The Parties have stipulated to a trial date of December 11, 2009, and are currently negotiating a settlement in the unlawful detainer and other pending actions against the Company.

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

In order to continue operations, including development efforts utilizing our pre-production line, fully build-out our initial manufacturing line and commence commercial shipments of our product, we require immediate and substantial additional capital beyond our current cash on hand. To date, we have been unable to raise additional capital or complete an agreement with an investor or strategic partner. Although we continue to seek strategic investors or partners, in light of our current cash position, we have implemented a significant reduction in our workforce during 2009 and may in the near term be forced to cease or substantially curtail operations. An inability to raise additional funding in the very near term may cause us to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations.

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

Since our inception, we have incurred net losses, including net losses of $26.3 million and $36.1 million for the years ended December 31, 2008 and 2007, respectively, and $20.5 million for the first nine months of 2009, and have incurred negative cash flows from operations. As a result of ongoing losses, we had an accumulated deficit of approximately $117.4 million as of September 30, 2009. We expect to continue to incur significant losses as we enter commercialization and expand our manufacturing capacity and may never achieve or maintain profitability. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase to the extent we continue to develop our manufacturing technologies, build manufacturing lines, establish our sales and distribution network, implement internal systems and infrastructure and hire additional personnel.

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

Current and future litigation against us may be costly and time consuming to defend, and the outcome of current litigation could affect our ability to operate at our Newark, California location.

We are sometimes subject to legal proceedings and claims that arise in the course of our business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Item 1 (“Legal Proceedings”) of this Quarterly Report on Form 10-Q for further information regarding pending litigation.

As described in Item 1 (“Legal Proceedings”) of this Quarterly Report on Form 10-Q, BMR-Gateway Blvd., LLC (the “Landlord”) has filed an unlawful detainer action against us alleging damages in the amount of $838,078 and seeking to recover possession of the premises we occupy at the Company’s Newark, California location. We are currently negotiating with the Landlord regarding a potential settlement of the unlawful detainer action as well as certain other legal claims. We cannot assure that these negotiations will be successful. The trial proceedings associated with the unlawful detainer action are currently scheduled to commence on December 11, 2009, in Superior Court of the State of California in Alameda County, CA. If we are unable to settle this matter with the Landlord, we will be required to proceed with the defense of this action and, depending on the outcome, we may be required to pay monetary damages to the Landlord and/or cease operations and vacate the premises at our Newark, California location.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 21, 2009, the Company issued a secured convertible promissory note (the “Note”) to Mr. Peter Alan Lacey in exchange for an aggregate amount of $2.0 million. The Note is convertible at $0.60 per share into a maximum of 3,333,333 shares of the Company’s common stock. The conversion price for the Note is subject to adjustment in the event of a future issuance at a price lower than $0.60 per share during the term and prior to conversion of the Note. Also, in conjunction with this transaction, on September 21, 2009 the Company issued Mr. Lacey a warrant to purchase 1,500,000 shares of the Company’s common stock and on October 2, 2009, an additional warrant to purchase 1,666,667 shares of the Company’s common stock. The warrants are exercisable for $0.50 per share of the Company’s common stock.

The Company entered into a Registration Rights Agreement with Mr. Lacey whereby the Company is required to register all shares underlying the convertible note and warrants issued on September 21, 2009 and October 2, 2009. Mr. Lacey has agreed to extend the filing deadline of the Registration Rights Agreement for a period of sixty days from the original filing deadline of October 31, 2009.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock.

4.1(4)	Stockholder Rights Agreement, dated as of May 6, 2008 between the Company and Computershare Trust Company, N.A., as Rights Agent.

4.2(5)	Form of Common Stock Certificate.

4.3(5)	Form of Class A Public Warrant.

4.4(5)	Form of Class B Public Warrant.

4.5(5)	Form of Unit Certificate.

4.6(5)	Form of Warrant Agent Agreement.

4.7(5)	Form of Representative’s Warrant.

10.1(6)	Separation Agreement dated May 12, 2009, by and between the Company and Stephan J. DeLuca.

10.2(6)	Offer Letter with Robert G. Aldrich dated May 15, 2009.

10.3(7)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.4(7)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

31.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.
(5)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 18, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 2, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: November 9, 2009	By:	/s/ WILLIAM S. STECKEL
William S. Steckel
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock.

4.1(4)	Stockholder Rights Agreement, dated as of May 6, 2008 between the Company and Computershare Trust Company, N.A., as Rights Agent.

4.2(5)	Form of Common Stock Certificate.

4.3(5)	Form of Class A Public Warrant.

4.4(5)	Form of Class B Public Warrant.

4.5(5)	Form of Unit Certificate.

4.6(5)	Form of Warrant Agent Agreement.

4.7(5)	Form of Representative’s Warrant.

10.1(6)	Separation Agreement dated May 12, 2009, by and between the Company and Stephan J. DeLuca.

10.2(6)	Offer Letter with Robert G. Aldrich dated May 15, 2009.

10.3(7)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.4(7)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

31.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.
(5)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 18, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 2, 2009.