Form 10-Q
period 2010-03-31
DAYSTAR TECHNOLOGIES INC
filed 2010-05-24
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 001-34052

DayStar Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1390053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7373 Gateway Boulevard Newark, California	94560
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 20, 2010
Common Stock par value $0.01 per share	4,196,927

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2010

Part I – Financial Information

Item 1. Financial Statements

Balance Sheets—As of March 31, 2010 (unaudited) and December 31, 2009	3

Statements of Operations—For the Three Months Ended March 31, 2010 and 2009 and For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2010 (unaudited)	4

Statement of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2010 (unaudited)	5

Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 and For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2010 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II – Other Information

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	24

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. (Removed and Reserved)	25

Item 5. Other Information	25

Item 6. Exhibits	26

Signatures	27

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,281	$17,320
Other current assets	470,218	343,083

Total current assets	483,499	360,403

Property and Equipment, at cost	52,208,358	52,915,965
Less accumulated depreciation and amortization	(7,117,892)	(6,388,914)

Net property and equipment	45,090,466	46,527,051

Other Assets:
Other assets	227,451	246,396

Total Assets	$45,801,416	$47,133,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$19,214,742	$18,387,530
Notes and capital leases payable, current portion, net of discount of $292,257 and $795,413, respectively	3,382,743	1,629,587
Deferred rent, current portion	143,040	139,870

Total current liabilities	22,740,525	20,156,987
Long-Term Liabilities:
Deferred rent	3,528,844	3,452,790
Conversion feature	54,806	251,618
Stock warrants	69,727	131,835

Total long-term liabilities	3,653,377	3,836,243
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 3,993,378 and 3,767,290 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	39,933	37,672
Additional paid-in capital	147,513,842	145,106,851
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(118,000,870)	(111,858,512)

Total stockholders’ equity	19,407,514	23,140,620

Total Liabilities and Stockholders’ Equity	$45,801,416	$47,133,850

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period from July 1, 2005 (Inception of the Development Stage) to March 31, 2010

	For the Three Months Ended March 31,
	2010	2009
Revenue:
Product revenue	$—	$—	$3,528
Research and development contract revenue	—	—	615,000

Total revenue	—	—	618,528
Costs and Expenses:
Research and development	2,488,828	4,886,104	57,488,727
Selling, general and administrative	2,242,266	1,744,166	31,719,330
Restructuring	—	—	3,280,051
Depreciation and amortization	729,361	896,461	12,646,587

Total costs and expenses	5,460,455	7,526,731	105,134,695
Other Income (Expense):
Other income	9,375	5,781	2,272,494
Interest expense	(122,226)	(20,728)	(2,652,842)
Amortization of note discount and financing costs	(975,231)	—	(10,995,505)
Gain (loss) on derivative liabilities	406,179	(114,070)	3,982,619
Loss on extinguishment of debt	—	—	(6,091,469)

Total other income (expense)	(681,903)	(129,017)	(13,484,703)

Net Loss	$(6,142,358)	$(7,655,748)	$(118,000,870)

Weighted Average Common Shares Outstanding (Basic And Diluted)	3,807,854	3,720,923

Net Loss Per Share (Basic and Diluted)	$(1.61)	$(2.06)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO MARCH 31, 2010

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	564,806	$5,648	3,222	$32	$22,488,624	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 - 12/05 at $54.00—$74.00 per share	132,305	1,323	—	—	7,218,879	—	—	—	7,220,202
Conversion of Class B common stock	6,444	64	(3,222)	(32)	(32)	—	—	—	—
Share-based compensation	4,306	43	—	—	412,257	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	707,861	$7,078	—	$—	$30,119,728	$(403,710)	$(10,145,391)	$(3,904,151)	$15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $18.54—$67.50 per share	14,757	148	—	—	671,725	—	—	—	671,873
Share-based compensation	19,674	197	—	—	1,322,523	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 -12/06	127,004	1,270	—	—	7,376,889	—	—	—	7,378,159
Warrants issued for placement of convertible note at $48.42 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	869,296	$8,693	—	$—	$40,451,416	$—	$(10,145,391)	$(24,345,352)	$5,969,366
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $18.00—$31.05 per share	57,578	576	—	—	3,173,741	—	—	—	3,174,317
Share-based compensation	21,826	218	—	—	4,089,826	—	—	—	4,090,044
Issuance of shares pursuant to offering, 2/07 at $18.00 per share	277,777	2,778	—	—	4,997,222	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $38.25 per share, net of offering costs	1,916,668	19,166	—	—	67,875,752	—	—	—	67,894,918

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Shares issued in payment of principal and interest on convertible note, 1/07 at $13.41 per share and 2/07 at $18.00 per share	430,598	4,306	—	—	7,322,619	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $18.00 per share	50,841	508	—	—	2,397,163	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

BALANCES, December 31, 2007	3,624,584	$36,245	—	$—	$135,677,017	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Exercise of stock options, 6/08 at $28.26 per share	178	2	—	—	5,022	—	—	—	5,024
Share-based compensation	90,667	906	—	—	4,794,222	—	—	—	4,795,128
Net loss	—	—	—	—	—	—	—	(26,330,271)	(26,330,271)

BALANCES, December 31, 2008	3,715,429	$37,153	—	$—	$140,476,261	$—	$(10,145,391)	$(86,818,484)	$43,549,539
Share-based compensation	51,861	519	—	—	4,133,012	—	—	—	4,133,531
Warrants issued in connection with convertible note at $4.50 per share	—	—	—	—	497,578	—	—	—	497,578
Net loss	—	—	—	—	—	—	—	(25,040,028)	(25,040,028)

BALANCES, December 31, 2009	3,767,290	$37,672	—	$—	$145,106,851	$—	$(10,145,391)	$(111,858,512)	$23,140,620

Share-based compensation	226,088	2,261	—	—	2,136,380	—	—	—	2,138,641
Warrants issued in connection with convertible note at $4.50 per share	—	—	—	—	270,611	—	—	—	270,611
Net loss	—	—	—	—	—	—	—	(6,142,358)	(6,142,358)

BALANCES, March 31, 2010	3,993,378	$39,933	—	$—	$147,513,842	$—	$(10,145,391)	$(118,000,870)	$19,407,514

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period from July 1, 2005 (Inception of the Development Stage) to March 31, 2010

	For the Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(6,142,358)	$(7,655,748)	$(118,000,870)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	729,361	896,461	12,646,587
Share-based compensation	2,138,641	1,102,908	16,737,479
Non-cash interest	122,226	—	1,892,443
Amortization of note discount and non-cash financing costs	975,231	—	10,453,806
Gain on derivative liabilities	(406,179)	114,070	(3,982,620)
Shares issued for restructuring	—	—	1,278,253
Loss on sale of fixed assets	—	—	340,622
Loss on extinguishment of debt	—	—	6,091,469
Changes in operating assets and liabilities:
Other assets	(162,776)	33,668	(733,567)
Accounts payable and accrued expenses	1,412,591	(3,561,699)	5,003,105
Deferred rent	79,224	337,766	1,674,463
Deferred revenue	—	—	217,618

Net cash used in operating activities	(1,254,039)	(8,732,574)	(66,381,212)
Cash Flows from Investing Activities:
Purchase of investments	—	—	(71,957,732)
Proceeds from sale of investments	—	—	72,662,973
Purchase of equipment and improvements	—	(1,850,141)	(42,570,127)
Proceeds from sale of assets	—	—	1,928,120

Net cash used in investing activities	—	(23,628,561)	(39,936,766)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	—	78,312,500
Proceeds from issuance of notes	1,250,000	—	27,675,000
Payments on notes and capital leases	—	(46,252)	(11,495,310)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	—	—	8,810,120

Net cash provided by (used in) financing activities	1,250,000	(46,252)	99,959,931

Decrease in cash and cash equivalents	(4,039)	(10,628,967)	(9,358,047)
Cash and cash equivalents, beginning of period	17,320	17,120,401	9,371,328

Cash and cash equivalents, end of period	$13,281	$6,491,434	$13,281

Supplemental Cash Flow Information:
Cash paid for interest	$—	$5,478

Non-Cash Transactions:
Beneficial conversion feature on convertible note	$54,806	$—

Accrued Property & Equipment	$11,682,467	$7,774,624

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations:

DayStar Technologies, Inc. (the “Company”) is a development stage enterprise that was formed in 1997 for the purpose of developing, manufacturing and marketing innovative products to the solar photovoltaic (“PV”) industry. From its inception, the Company has focused primarily on thin film copper indium gallium di-selenide (“CIGS”) solar products. The Company has developed a proprietary one-step sputter deposition process and manufactured a commercial scale deposition tool to apply high efficiency CIGS material over large area glass substrates in a continuous fashion. The Company intends to integrate this tool with commercially available thin film manufacturing equipment which will provide a critically differentiated manufacturing process to produce low-cost monolithically integrated, CIGS-on-glass modules that address the grid-tied, ground-based PV market.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited financial statements. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed balance sheet as of December 31, 2009 has been derived from audited financial statements. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at March 31, 2010 and the results of its operations and its cash flows for the three months ended March 31, 2010 and 2009 and for the period from July 1, 2005 (Inception of the Development Stage) to March 31, 2010.

Reverse Stock Split — On April 23, 2010, the Company’s shareholders approved a reverse stock split of its issued and outstanding common shares in the range of one-for-five to one-for-nine, with the final ratio to be selected by the Company’s Board of Directors. The total authorized shares of common stock remained unchanged at 120,000,000. The Board of Directors selected a ratio of one-for-nine and the reverse stock split was effective on May 11, 2010. Trading of the Company’s common stock on the NASDAQ Capital Market on a split-adjusted basis began at the open of trading on May 12, 2010. The reverse stock split affected all shares of the Company’s common stock, as well as options to purchase the Company’s common stock and other equity incentive awards, as well as convertible debt instruments and warrants that were outstanding immediately prior to the effective date of the reverse stock split. All references to common shares and per-share data for prior periods have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

2. Liquidity and Future Operations:

The Company’s financial statements for the year ended December 31, 2009 and for the three months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $6.1 million for the three months ended March 31, 2010. The Company anticipates it will continue to incur losses in the future as it commercializes its product. As noted herein, as a result of the Company’s current liquidity, there is substantial doubt as to its ability to continue as a going concern.

Commercialization efforts, including the completion and ramp-up of the Company’s initial module production line requires significant additional capital expenditures as well as associated continued development and administrative costs. In order to continue operations, fully build-out its initial production line and commence commercial shipments of its product, the Company requires immediate and substantial additional capital beyond its current cash on hand. To address its immediate financial needs, the Company intends to pursue a rights offering to existing shareholders, in which the Company’s shareholders would have the opportunity to purchase additional common shares based on their pro rata ownership percentage. A successful rights offering would raise the capital required to improve the Company’s current financial condition while giving existing shareholders the opportunity to limit ownership dilution. The exact size, timing, terms and conditions of the rights offering have not yet been determined by the Board of Directors and there is no guarantee that the Company will undertake or complete a rights offering.

The Company has engaged a financial advisor to seek long-term strategic investments and partnerships. To date, the Company has been unable to raise substantial additional capital or complete an agreement with an investor or strategic partner. Although the Company continues to seek strategic investors or partners, in light of its current cash position, the Company may in the near term be forced to cease or substantially curtail operations. The Company has implemented cost savings measures to limit its cash outflows while continuing development efforts on its core technology.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Subsequent to March 31, 2010, the Company entered into a series of agreements in which it received bridge loans including a bridge loan facility of up to $3,000,000 from Dynamic Worldwide Solar Energy, LLC (“Dynamic”) with the first advance of $650,000 received on April 29, 2010. The remaining amounts under the bridge facility may be provided at the discretion of Dynamic. On April 29, 2010, the Company entered into an Omnibus agreement with Dynamic which in addition to the bridge loan facility, included an Equipment Loan commitment whereby Bighorn Capital, Inc., an affiliate of Dynamic agreed to use its best efforts to secure an equipment loan for the Company which would allow it to take possession of the equipment required for its initial production line and working capital. The final component of the Omnibus Agreement calls for the contribution by Dynamic of the contracts for a solar generation power project to the Company in exchange for shares of the Company’s common stock.

For a further discussion of the bridge financing received subsequent to March 31, 2010 as well as the other financing activities for the Company, see Note 7 “Subsequent Events”.

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

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company reported a liability of $420,000 at March 31, 2010 and December 31, 2009, respectively.

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. The Company recognized no revenue for the three months ended March 31, 2010 and 2009, respectively.

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

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Share-based compensation expense for the three months ended March 31, 2010 and 2009 was as follows:

	For the Three Months Ended March 31,
	2010	2009
Share-based compensation:
Selling, general and administrative	$1,419,790	$567,809
Research and development	718,851	535,099

Total share-based compensation	$2,138,641	$1,102,908

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months ended March 31, 2010, the Company granted options to purchase 622,222 shares of common stock at an exercise price of $3.60 per share, all with a contractual life of ten years. Options to purchase 35,401 shares of common stock were forfeited during the three months ended March 31, 2010. During the three months ended March 31, 2010 there were restricted stock units granted to purchase 444,032 shares of common stock and restricted stock units to purchase 5,835 shares of common stock were forfeited.

Subsequent to March 31, 2010 and through the date of this filing, there were no options to purchase common stock granted and there were restricted stock units granted to purchase 41,386 shares of common stock. There were 16,525 options to purchase common stock forfeited and restricted stock units to purchase 10,114 shares of common stock were forfeited subsequent to March 31, 2010 and through the date of this filing.

Derivative Stock Warrants—Certain terms in a convertible note and related documents issued on May 25, 2006 as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement, require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period and any changes in fair value reported as a gain or loss on derivative liabilities in the statement of operations. In the event of a change in control of the Company, the warrant holders have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. The Black-Scholes option-pricing model is used to estimate the warrant fair values. The Company has recorded liabilities on the balance sheet of $69,727 and $131,835 at March 31, 2010 and December 31, 2009, respectively, which represent the amount of potential cash settlement due to the warrant holders in the event of a change in control.

Reclassifications —Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation. Such reclassifications had no impact on net loss.

Impact of Recently Issued Accounting Pronouncements—

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. The adoption of ASU 2009-15 on January 1, 2010 did not have a material impact on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controller through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year entity. Early adoption is not permitted. The adoption of ASU 2009-17 on January 1, 2010 did not have a material impact on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets. ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, with early adoption not permitted. The adoption of ASU 2009-16 on January 1, 2010 did not have a material impact on the Company’s financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 on January 1, 2010 (with the exception of the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements) did not have a material impact on the Company’s financial statements. The Company does not expect the adoption of the disclosure requirements about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements effective January 1, 2011 to have a material impact on its financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810)—Accounting and Reporting for Decreases in Ownership of a Subsidiary—A Scope Clarification. ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810 and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. ASU 2010-02 is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The amendments in ASU 2010-02 must be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of ASU 2010-02 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505)—Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. This ASU contains certain updates to standards for provisions that were outdated, contained inconsistencies, or needed clarification. The ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued. The adoption of ASU 2010-08 did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements. This ASU removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. All the amendments in ASU 2010-09 were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-10, Consolidation (Topic 810) – Amendments for Certain Investments Funds. This ASU amends certain provisions of ASC 810 pertaining to investments in variable interest entities to defer the effective date of ASU 2009-17 for certain investment entities and changes how decision makers and service providers determine whether their fees are variable interests. The amendments in ASU 2010-10 are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of ASU 2010-10 did not have a material impact on the Company’s financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives. This ASU removes a scope exception, and an entity that has a beneficial interest in securitized financial assets that includes a credit derivative feature must evaluate that feature for bifurcation from the host financial asset in accordance with the guidance at ASC 815. ASU 2010-11 is effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of an entity’s first fiscal quarter beginning after March 5, 2010. The Company does not expect that the adoption of ASU 2010-11 will have a material impact on its financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Secured Convertible Promissory Note and Warrants

Bridge Financing Prior to January 1, 2010

On September 21, 2009, the Company entered into a series of agreements with Mr. Peter Alan Lacey (the “Holder”) pursuant to a bridge financing transaction providing for, among other things, the issuance of a secured convertible promissory note (the “Note”) in the aggregate principal amount of $2.0 million, a warrant to purchase 166,667 shares of the Company’s $.01 par value per share common stock (the “First Warrant”) and an additional warrant to purchase 185,185 shares of the Company’s common stock upon the completion of an amendment to the Company’s Shareholder Rights Plan (the “Second Warrant”).

The Note is secured by all assets of the Company. Interest on the outstanding principal amount shall accrue at the rate of 8% per annum, commencing September 21, 2009 and shall continue on the outstanding principal until paid in full. The Holder may, at its option at any time prior to payment in full of the Note, elect to convert all or any part of the entire outstanding principal amount of the Note plus the accrued interest on the then outstanding balance into shares of the Company’s common stock at a conversion price of $5.40 per share. If between the date of the Note and such conversion, the Company issues or sells any shares of capital stock, other than certain excluded securities (a “Future Issuance”), at a per share price below $5.40 (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of common stock subsequent to the date of such sale or issuance), then the conversion price of the Note will be reduced to the price of such Future Issuance; provided that the Holder will only be permitted to convert that portion of the outstanding principal amount of the Note plus the accrued interest on the then outstanding balance that will not result in the issuance of more than 370,371 shares of common stock (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of such class or series of capital stock subsequent to the date of such sale or issuance). In January 2010, a transaction was completed which was deemed a Future Issuance and the conversion price of the Note was reduced to $4.50 per share. See further discussion below.

All principal and all unpaid accrued interest that has not been converted into common stock was due and payable on March 20, 2010, and may be extended at the option of the Holder. The Company and Mr. Lacey are currently discussing the terms of an extension of the Note maturity.

The Note’s conversion feature was determined to be an embedded derivative liability and therefore was bifurcated from the Note and recorded at fair value at issuance and is required to be adjusted to fair value at the end of each reporting period. As of December 31, 2009, the fair value of the conversion feature was $251,618 and based on the conversion price of the note relative to the market price of the Company’s common stock, as well as the maturity date of the Note, the fair value of the conversion feature at March 31, 2010 was $0. The Company recorded this change in fair value as a gain on derivative liabilities during the three months ended March 31, 2010. At the date of issuance of the Note, the Second Warrant was required to be issued. In the event the Second Warrant was not issued, the Company would be liable to the Holder for liquidated damages in the amount of $416,667 and therefore this amount was recorded as a liability and an increase to the discount on the Note. The Shareholder Rights Plan was amended on October 2, 2009 and the Second Warrant was issued to the Holder and the Company reversed this liability to equity at that time.

The proceeds remaining after allocation to the conversion feature and warrant liability for the Second Warrant were allocated on a relative fair value basis between the Note and the First Warrant and the amount allocated to the First Warrant was recorded as additional debt discount. The discount attributable to the issuance date aggregate fair value of the conversion feature and warrants, totaling $1.8 million, was amortized using the effective interest method over the term of the Note. During the three months ended March 31, 2010, $0.8 million of this discount was amortized to expense.

The warrants issued on September 21, 2009 and October 2, 2009 are exercisable upon issuance and entitle the Holder to purchase up to 351,852 shares of common stock at an exercise price of $4.50 per share, as adjusted for standard anti-dilution provisions. The warrants are exercisable for a period of two years from their respective issuance dates.

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

On October 19, 2009, Mr. Lacey was appointed Chairman of the Board of Directors for the Company.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Bridge Financing Subsequent to December 31, 2009

During the three months ended March 31, 2010, the Company entered into a series of agreements with two individual investors, Mr. Mike Moretti and Mr. John Gorman (the “Lenders”) pursuant to bridge financing transactions providing for, among other things, the issuance of secured convertible promissory notes in the aggregate principal amount of $850,000, the terms of which were similar to those of Mr. Lacey’s secured convertible note described above. As part of these bridge financing transactions, the Company issued to the Lenders warrants to purchase up to 188,889 shares of the Company’s common stock at an exercise price of $7.20 per share.

These notes are secured by all assets of the Company. Interest on the outstanding principal amount shall accrue at the rate of 10% per annum, commencing on the issuance date of the notes and shall continue on the outstanding principal until paid in full. The Lenders may, at their option at any time prior to payment in full of the notes, elect to convert all or any part of the entire outstanding principal amount of the notes plus the accrued interest on the then outstanding balance into shares of the Company’s common stock at a conversion price of $4.50 per share. If between the date of the Note and such conversion, the Company issues or sells any shares of capital stock, other than certain excluded securities (a “Future Issuance”), at a per share price below $4.50 (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of common stock subsequent to the date of such sale or issuance), then the conversion price of the notes will be reduced to the price of such Future Issuance; provided that the Lenders will only be permitted to convert that portion of the outstanding principal amount of the notes plus the accrued interest on the then outstanding balance that will not result in the issuance of more than 188,889 shares of common stock (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of such class or series of capital stock subsequent to the date of such sale or issuance). On January 8, 2010, upon issuance to one of the Lenders of the first convertible promissory note in this series of transactions (deemed a “Future Issuance”), the conversion price for the Note with Mr. Lacey described above was reduced to $4.50 per share.

All principal and all unpaid accrued interest that has not been converted into common stock shall be due and payable on or before the 180th day following the issuance date of the notes, with the first maturity date being July 7, 2010, and may be extended at the option of the Lenders. The Company may prepay the notes at any time after one month following the date of the notes; provided that the Company shall give the Lenders at least 30 calendar days advance written notice of the Company’s intent so to prepay and the Lenders shall have the right to convert all or any portion of the notes, as applicable, at any time during such 30 calendar day period.

The notes’ conversion features were determined to be embedded derivative liabilities and therefore were bifurcated from the notes and recorded at fair value at issuance and are required to be adjusted to fair value at the end of each reporting period. The fair value of the conversion features on issuance calculated using the Black Scholes model totaled $147,259. As of March 31, 2010, the fair value of the conversion feature decreased by $92,454 and the Company recorded this change in fair value as a gain on derivative liabilities.

The proceeds remaining after allocation to the conversion feature were allocated on a relative fair value basis between the notes and the warrants and the amounts allocated to the warrants were recorded as additional debt discount. The discount attributable to the issuance date aggregate fair value of the conversion feature and warrants, totaling $417,871, is being amortized using the effective interest method over the term of the notes. During the three months ended March 31, 2010, $125,614 of this discount was amortized to expense.

The warrants issued in connection with these notes are exercisable upon issuance and entitle the Lenders to purchase up to 188,889 shares of common stock at an exercise price of $7.20 per share, as adjusted for standard anti-dilution provisions. With the exception of warrants representing the right to purchase 55,556 shares of common stock issued on January 8, 2010 which are exercisable for a period of two years, the remaining warrants representing the right to purchase 133,333 shares of common stock are exercisable for a period of seven years from their respective issuance dates.

As a result of a free-standing registration rights agreement, the Company has an obligation to register the shares underlying the notes and related warrants and has a continuing obligation to keep the registration statement effective. Failure to meet this obligation, as defined, will result in liquidated damages of 1% per month of the outstanding principal balance on the notes during the time in which this requirement is not met up to a maximum amount of 10% of the outstanding principal balance on the notes.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Derivative Liabilities

As described in Note 4 “Secured Convertible Promissory Note and Warrants” the Company is accounting for the conversion feature in its secured convertible notes as embedded derivative liabilities. The Company currently does not use hedging contracts to manage the risk of its overall exposure to interest rate and foreign currency changes. Neither the conversion feature nor the stock warrant liability discussed below is considered a hedging instrument.

The Company is accounting for free-standing warrants issued in May 2006 and February 2007 in connection with a convertible note, as derivative liabilities in accordance with FASB ASC 815 Derivatives and Hedging, due to the potential for cash settlement. In the event of a change in control of the Company, warrant holders having the right to purchase 66,667 shares of the Company’s common stock would have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. Therefore, in accordance with ASC 820, Fair Value Measurements and Disclosures, the warrant liabilities are adjusted to their fair value at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the warrants and the change in fair value each period is reported as gain or loss on derivative liabilities. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the value of the Company’s common stock on the NASDAQ Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the value of the Company’s common stock on the NASDAQ Capital Market.

The liability on the balance sheet at March 31, 2010 represents the amount of potential cash settlement due to the warrant holders in the event of a change in control, and the change in the liability for the three months ended March 31, 2010 and 2009 is summarized as follows:

Stock Warrant Liability
Balance, December 31, 2008	$125,481
Change in fair value	114,070

Balance, March 31, 2009	$239,551

Balance, December 31, 2009	$131,835
Change in fair value	(62,108)

Balance, March 31, 2010	$69,727

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. There were no financial assets subject to the provisions of ASC 820 as of March 31, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Total
Financial liabilities at March 31, 2010:
Derivative stock warrants	$—	$—	$69,727	$69,727
Conversion feature	—	—	54,806	54,806

	$—	$—	$124,533	$124,533

Financial liabilities at December 31, 2009:
Derivative stock warrants	$—	$—	$131,835	$131,835
Conversion feature	—	—	251,618	251,618

	$—	$—	$383,453	$383,453

6. Notes Payable

In addition to the secured convertible notes discussed in Note 4, the Company entered into a series of Purchase Agreements and Secured Promissory Notes in December 2009 and during the three months ended March 31, 2010 with Mr. Peter A. Lacey in the aggregate principal amount of $825,000. Each Secured Promissory Note has a 180 day term and an interest rate of 20% per annum.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The principal amount of future maturities of notes payable as of March 31, 2010 are as follows:

Year Ending December 31,	Amount
2010	$825,000

Total	$825,000

On April 23, 2010, the Company’s shareholders approved the restructuring of a portion of these notes in the aggregate principal amount of $675,000 to reflect terms similar to the secured convertible promissory notes described in Note 4 to these financial statements. The terms of the restructured secured notes allow for their conversion into 150,000 shares of the Company’s common stock at an original conversion price of $4.50 per share (subject to adjustment for any reverse stock splits, stock dividends or similar events; and the conversion price is subject to adjustment for any Future Issuance). Additionally, warrants to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $7.20 per share were issued to Mr. Lacey in connection with the restructuring of these notes. The interest rates for the restructured notes were reduced from 20% to 10% per annum.

7. Subsequent Events

Bridge Financing and Omnibus Agreement

On April 29, 2010, the Company entered into a letter agreement (the “Omnibus Agreement”) with Dynamic Worldwide Solar Energy, LLC (“Dynamic”) providing for a series of transactions involving the Company and Dynamic.

Pursuant to the Omnibus Agreement, Dynamic offered the Company a bridge loan (the “Loan”) of up to $3,000,000 in principal amount, payable in installments according to the terms and conditions set forth in the Omnibus Agreement. The first installment of the Loan totaling $650,000 was paid concurrent with the execution and delivery of the Omnibus Agreement and related agreements. The Loan was provided on terms similar to those described in Note 4 Senior Convertible Note and Warrants and as such the Company issued to Dynamic a secured promissory note agreement in the principal amount of $650,000 which carries an interest rate of 10% per annum, a term of 180 days, and is convertible into 240,741 shares of the Company’s common stock at an original conversion price of $2.70 per share (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of such class or series of capital stock subsequent to the date of such sale or issuance; the conversion price is also subject to adjustment in the event of a Future Issuance as described in Note 4). Concurrent with the execution of the promissory note agreement, the Company issued to Dynamic a seven year warrant to purchase 240,741 shares of the Company’s common stock at an exercise price of $6.30 per share (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of such class or series of capital stock subsequent to the date of such sale or issuance). The Company may request further installments on the Loan from time to time during the 90-day period following the extension of the first installment, provided that Dynamic has the right in its sole discretion to decline to fund all or any part of the remaining Loan amount. In connection with each future installment, if any, the Company will deliver a secured convertible promissory note at a conversion ratio of one share per $2.70 in principal amount of such note and a warrant to purchase the same number of shares of the Company’s Common Stock as would be received upon conversion of such note. The maximum number of shares of Company Common Stock that may be issued on conversion of notes issued in connection with the Loan is 1,111,112 shares. The maximum number of shares of Company Common Stock that may be issued upon exercise of the warrants issued in connection with the Loan is 1,111,112 shares.

On May 24, 2010, the Company and Dynamic entered into an amendment to the convertible note issued in connection with the Loan which provides that Dynamic may not convert all or any part of the note until the date which is 150 days after the issuance thereof.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equipment Loan Commitment

In addition to the Loan, the Omnibus Agreement provided for the execution and delivery of a commitment letter (the “Commitment”) from Bighorn Capital, Inc. (“Bighorn”), an affiliate of Dynamic, to the Company, to obtain an equipment loan. In the Commitment, Bighorn agreed to use its best efforts to arrange or fund an equipment financing for the Company. The equipment loan would be equal to the lesser of (i) 80% of the purchase price of certain equipment currently on order by the Company or already purchased and delivered to the Company or $35,200,000, or (ii) 80% of the value of such equipment, provided that the loan amount shall not be less than $21,000,000. If Bighorn provides the equipment loan, then the Company is required to pay an additional fee to Dynamic of $1,500,000 and issue a warrant to purchase up to 555,556 shares of the Company’s common stock at an exercise price of $2.70 per share, provided that the number of shares issuable upon exercise of the warrant shall not, when combined with all shares previously issued to Dynamic or issuable upon conversion of notes and warrants issued under the Loan, exceed 19.99% of the Company’s total issued and outstanding shares of common stock. If the Commitment is not consummated due to circumstances within the control of the Company, the Company is required to issue a warrant on the same terms as would have been issued had the equipment loan under the Commitment been consummated. If the Commitment is consummated, the proceeds from the equipment loan will be used to repay the Loan and other outstanding obligations of the Company pursuant to an Intercreditor Agreement among Dynamic and other lenders to the Company. The remaining proceeds of the equipment loan will be used to make final payments on and take possession of the production equipment currently on order for the Company’s initial production line, for installation of such equipment, working capital and general corporate purposes.

Solar Park Acquisition

In addition to the Loan and Commitment, Dynamic has offered to assign to the Company within the 90-day period following the first installment of the Loan, Dynamic’s rights in and to a contract to construct and install, and otherwise develop and commence operation of, a solar energy generation plant, and any interest of Dynamic in such plant. In consideration for such assignment, the Company would assume all liabilities associated with such rights and interests and, subject to stockholder approval, would issue shares of the Company’s common stock so that Dynamic or its designee would beneficially own 52% of the Company’s outstanding common stock. The Company has agreed to accept the assignment provided that the representations of Dynamic regarding the project are not incorrect in any material respect, including that the valuation of the rights and interests to be assigned shall not be less than $10,000,000. If the valuation is less than (or more than) $18,000,000, the number of shares of common stock to be issued will be appropriately adjusted downward (or upward). The Company has agreed that, should the issuance of shares to Dynamic be submitted for stockholder approval, the Company will also, at Dynamic’s request, propose a slate of directors identified by Dynamic. If upon issuance of such shares to Dynamic, the proposed slate of directors has not been elected and Dynamic’s interest is equal to 52% of the Company’s common stock, the then-incumbent directors will at the request of Dynamic tender their resignations and otherwise cooperate in appointing Dynamic’s designees.

If, during the 90-day period following the first installment of the Loan, the Commitment is fulfilled or the equipment loan contemplated thereby has been consummated, and Dynamic is ready and able to assign the Company its rights and interests in the solar energy generation plant described above, but the Company is unable to complete the transactions because it has entered into (or agreed to enter into) a transaction with a third party, then the Company must pay a “breakup fee” to Dynamic of $3,000,000 plus out-of-pocket expenses incurred in connection with the transactions contemplated by the Omnibus Agreement. If the Company shall receive an offer from a third party to enter into a transaction which, if agreed to or consummated, would entitle Dynamic to such “breakup fee,” then Dynamic shall be given written notice of such offer and a right of first refusal to match such offer, with Dynamic being credited with the amount of its potential “breakup fee” in the Company’s determination of the value of any Dynamic counteroffer.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Legal Settlement

As described in Part II, Item 1 Legal Proceedings, the Company was party to a lawsuit in which Gordon Prill, the general contractor, and several subcontractors that completed tenant improvements at the Company’s Newark, California facility alleged damages of $1.6 million for breach of written contract, foreclosure on certain mechanic’s liens, and statutory penalties under the California Civil Code. On April 27, 2010, all parties in the above action had a court-ordered mediation to settle the dispute, and on May 11, 2010, Gordon Prill and the Company entered into a Settlement Agreement (the “Gordon Prill Settlement”). Under the Gordon Prill Settlement, the Company’s landlord for the Newark facility agreed to pay Gordon Prill $1.2 million in cash and the Company has agreed to issue Gordon Prill $300,000 in common stock. In exchange for the above, Gordon Prill will provide to the Company a full release of all mechanics liens against the Newark, California facility. In addition, Gordon Prill will also provide the Company a dismissal with prejudice and a full lien release from all parties who have asserted claims in the action. The Gordon Prill Settlement also provides for a waiver of all claims involved in the action, both current and future, and extends the benefit of the waiver to Gordon Prill’s subcontractors who provided labor, services, equipment, and materials during the initial construction phase of the Company’s Newark facility. The Company is currently in discussions with the landlord with respect to amounts owed to the landlord, including amounts paid on the Company’s behalf as part of the Gordon Prill Settlement. For further discussion of these legal proceedings, see Part II, Item 1 Legal Proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in our Annual Report on Form 10-K filed on March 19, 2010 as well as Part II, Item 1A below.

Overview

We have developed a proprietary thin film deposition technology for solar photovoltaic (“PV”) products. We utilize a proprietary one-step sputter deposition process and have manufactured a commercial scale deposition tool to apply high-efficiency copper indium gallium di-selenide (“CIGS”) material over large area glass substrates in a continuous fashion. We intend to integrate this tool with commercially available thin film manufacturing equipment, which will provide us with a critically differentiated manufacturing process to produce low-cost monolithically integrated, CIGS-on-glass modules that address the grid-tied, ground-based PV market.

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

In October 2007, we completed a follow-on public offering in which we sold 1,916,667 shares of our common stock. Our net proceeds from the offering were approximately $68 million. We have used these proceeds to develop our proprietary deposition process, to build our prototype and commercial scale deposition tools, and to begin installation of our first production line. In the near term, we will require substantial funds beyond our current cash on hand in order to fully build-out our first production line, to commence and support commercial production as currently planned, to fund future operations, and to expand our capacity beyond our first production line.

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

Derivative Stock Warrants. Certain terms in the convertible note and related documents issued and entered into on May 25, 2006, as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period, and any changes in fair value reported as a gain or loss on derivative liabilities in our statement of operations. The Black-Scholes option-pricing model is used to estimate the warrant fair values. Upon a change in control of our company, warrant holders having the right to purchase 66,667 shares of common stock would have the right to require us to repurchase the warrants from them at a purchase price equal to the Black-Scholes value of the unexercised portion of the warrants. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the sales price of our common stock on the NASDAQ Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the sales price of our common stock on the NASDAQ Capital Market.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

Certain reclassifications have been made to the 2009 financial information to conform to the 2010 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $2,488,828 for the three months ended March 31, 2010 compared to $4,886,104 for the three months ended March 31, 2009, a decrease of $2,397,276 or 49%. The decrease is primarily due to the cost savings measures implemented in 2009 including a reduction in our workforce as well as a reduction in expenditures for materials, supplies and consultants. During 2009, we prioritized our development efforts to focus on our core CIGS technology and related development in to order continue to advance our product toward commercialization while we seek additional financing to complete the build-out of our initial production line. We have continued such cost savings measures into 2010. Also, in July 2009, we sold substantially all our tangible assets at our Halfmoon, NY facility to Veeco Compound Semiconductor, Inc. (“Veeco”) for $1.925 million and Veeco hired the 18 research and development employees located at the facility. This transaction further reduced our research and development expenses for the three months ended March 31, 2010 as compared with the same period in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2,242,266 for the three months ended March 31, 2010 compared to $1,744,166 for the three months ended March 31, 2009, an increase of $498,100 or 29%. The increase in selling, general and administrative expenses was primarily due an increase in share-based compensation for selling, general and administrative personnel of $851,981, which was partially offset by the cost savings measures implemented during 2009 including a reduction in our workforce as well as a reduction in outside consultants and professional fees.

Depreciation and amortization expense. Depreciation and amortization expense was $729,361 for the three months ended March 31, 2010 compared to $896,461 for the three months ended March 31, 2009, a decrease of $167,100 or 19%. Depreciation and amortization expense decreased primarily due to a decrease in depreciable assets from the sale of the equipment at our Halfmoon, NY facility in July 2009. This decrease was partially offset by an increase in depreciable property and equipment at our California facilities at March 31, 2010 as compared with March 31, 2009.

Interest expense. Interest expense was $122,226 for the three months ended March 31, 2010 compared to $20,728 for the three months ended March 31, 2009, an increase of $101,498. The increase in interest expense was primarily due to the interest on convertible and other notes issued in connection with our bridge financing as well as tenant improvements financed by the landlord in our Newark, CA facility.

Amortization of note discount and financing costs. Amortization of note discount and financing costs was $975,231 for the three months ended March 31, 2010. There was no amortization of note discount and financing costs during the three months ended March 31, 2009. The expense in 2010 represents the amortization of the discount on the convertible notes entered into during the latter part of 2009 and the first three months of 2010.

Gain (loss) on derivative liabilities. Gain on derivative liabilities was $406,179 for the three months ended March 31, 2010 compared to a loss of $114,070 for the three months ended March 31, 2009. The warrants issued in May 2006 and early 2007 in conjunction with a convertible note, as well as the conversion features on the convertible notes issued in the latter part of 2009 and the first three months of 2010 are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the three months ended March 31, 2010, our common stock price decreased which caused a decrease in the fair value of the warrant liability and conversion features, resulting in a gain on derivative liabilities.

Liquidity and Capital Resources

At March 31, 2010, our cash and cash equivalents totaled $13,000 compared to $17,000 at December 31, 2009. Subsequent to March 31, 2010 and through May 18, 2010, we have received additional bridge financing of $780,000 to fund our continued product development and operations.

We are in the development stage, and as such, have historically reported net losses, including a net loss of $6.1 million for the three months ended March 31, 2010. We anticipate incurring losses in the future, as we complete the build-out of our initial production line and enter commercialization of our products, invest in research and development, and incur associated administrative and operating costs. Our financial statements for the year ended December 31, 2009 and the three months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As noted herein, as a result of our current liquidity, there is substantial doubt as to our ability to continue as a going concern.

We have historically financed our operations primarily from proceeds of the sale of equity securities. We presently do not have any bank lines of credit that provide us with an additional source of debt financing. In order to fund the costs associated with our continued development and commercialization efforts, we completed a registered public offering during the fourth quarter of 2007 in which we sold 1,916,667 shares of our common stock at $38.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the fees and expenses of the offering. Upon receipt of the proceeds from the offering, we re-paid in full $9.2 million of existing indebtedness. We have used these proceeds to develop our proprietary deposition process, to build our prototype and commercial scale deposition tools, and to begin installation of our first production line. Commercialization efforts, including the completion and ramp-up of our initial production line will require significant additional capital expenditures as well as associated continued development and administrative costs.

During 2008 and 2009, we achieved several key milestones as we completed the development of our proprietary one step sputter deposition process, built our prototype and commercial scale deposition tools, completed our first full size (2’ × 4’) monolithically integrated CIGS-on-glass modules and continued to enhance the performance of such modules, and began installation of our first production line. In order to continue operations and build-out our initial production line and commence commercial shipments of our product, we will require substantial funds in the near term beyond our current cash on hand. In light of our current cash position, we implemented a significant reduction in our workforce in 2009 and other cost savings measures in order to preserve cash.

Beginning in September 2009, we entered into a series of agreements with our Chairman, Mr. Peter Alan Lacey in which Mr. Lacey provided us $2.9 million in bridge financing in exchange for secured convertible promissory notes and warrants to purchase shares of our common stock as well as certain traditional loan agreements. Also, during the first quarter of 2010 we received additional bridge funding of $850,000 from two individual investors.

In order to address our immediate financial needs, we intend to pursue a rights offering to existing shareholders, in which our shareholders would have the opportunity to purchase additional common shares based on their pro rata ownership percentage. A successful rights offering would raise the capital required to improve our current financial condition while giving existing shareholders the opportunity to limit ownership dilution. The exact size, timing, terms and conditions of the rights offering have not yet been determined by the Board of Directors and there is no guarantee that we will undertake or complete a rights offering.

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

On April 29, 2010, we entered into an Omnibus Agreement with Dynamic Worldwide Solar Energy, LLC (“Dynamic”) which included a bridge loan facility of up to $3,000,000 with the first advance of $650,000 received upon execution of the Omnibus Agreement. The remaining amounts under the bridge facility may be provided at the discretion of Dynamic. In addition to the bridge loan facility, the Omnibus Agreement included an Equipment Loan commitment whereby Bighorn Capital, Inc., an affiliate of Dynamic agreed to use its best efforts to secure an equipment loan for us which would allow us to take possession of the production equipment required for our initial production line and working capital. The final component of the Omnibus Agreement calls for the contribution by Dynamic of the contracts for a solar generation power project to DayStar in exchange for shares of our common stock.

Commitments. At March 31, 2010, we had outstanding approximately $2.8 million of purchase orders for equipment and improvements. Other material commitments include rental payments under operating leases for manufacturing and office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases and certain other commitments entered into in the ordinary course of business.

We lease approximately 144,000 square feet of manufacturing and office space in Newark, California. The lease commenced on September 15, 2008 and the initial term of the lease expires on September 14, 2018. We have two options to extend the lease by five years each at the completion of the initial term. This facility is the primary location for our initial manufacturing line. See Part II Item 1. Legal Proceedings for a description of the current leasing arrangement for the Newark facility.

Through May 2010, we leased 50,000 square feet of factory and office space in Santa Clara, California. In May 2010, we consolidated our facilities by moving our research and development equipment from our Santa Clara, California location to our Newark, California location.

We also maintain leases for certain office equipment.

As discussed under Commitments, at March 31, 2010, we had approximately $2.8 million in commitments under outstanding purchase orders for equipment and improvements. Such commitments are primarily related to manufacturing equipment which we expect to be delivered throughout 2010. Generally we are required to remit any balances due to the suppliers upon delivery and acceptance of the equipment.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 4, 2009, Gordon Prill filed suit against us, the Landlord, and Does 1-250, inclusive in Superior Court of the State of California in Alameda County, CA, alleging breach of written contract, foreclosure on the mechanic’s lien, and statutory penalties under California Civil Code sections 3260 and 3260.1. This action alleges damages in the amount of $1,595,523 and seeks reasonable attorney’s fees and expenses. The damages in this action include the $343,562 in the VPS, Inc. action and the $584,068 in the Sprig Electric Co. action. All of the above actions were consolidated in October 2009.

On April 27, 2010, all parties in the above action had a court-ordered mediation to settle the dispute, and on May 11, 2010, Gordon Prill and the Company entered into a Settlement Agreement (the “Gordon Prill Settlement”). Under the Gordon Prill Settlement, the Landlord has agreed to pay Gordon Prill $1.2 million in cash and the Company has agreed to issue Gordon Prill $300,000 in common stock. On May 14, 2010, we issued 162,162 shares of our common stock to Gordon Prill in full payment of this $300,000 obligation. In exchange for the above, Gordon Prill will provide to the Company a full release of all mechanics liens against the Newark, CA facility. In addition, Gordon Prill will also provide the Company a dismissal with prejudice and a full lien release from all Parties who have asserted claims in the action. The Gordon Prill Settlement also provides for a waiver of all claims involved in the action, both current and future, and extends the benefit of the waiver to Gordon Prill’s subcontractors who provided labor, services, equipment, and materials during the initial construction phase of the Company’s Newark facility.

On September 9, 2009, the Landlord filed an unlawful detainer action in Superior Court of the State of California in Alameda County, CA against us alleging damages in the amount of $838,078 and to recover possession of the premises. On December 17, 2009, we executed a Settlement Agreement (the “BMR Settlement”) with the Landlord in the above action. According to the terms of the Settlement, we will pay the amount of base rent proportionate to the amount of financing (the “Proceeds”) obtained in excess of Two Million Dollars ($2,000,000) gross up to and including Three Million Dollars ($3,000,000). For instance, if we obtain (a) less than or equal to Two Million Dollars ($2,000,000) in Proceeds, then we shall not be required to make payments of Base Rent under the Lease at that time, (b) more than Two Million Dollars ($2,000,000) in Proceeds, then we shall be required to make payments of Base Rent in the following amount: the quotient of (i) the product of (A) the amount of Base Rent otherwise payable pursuant to the Lease times (B) the difference between (1) the amount of aggregate Proceeds minus (2) Two Million Dollars ($2,000,000) divided by (ii) one million (1,000,000).

Additionally, we have agreed to use our best efforts to minimize any utility expenses incurred in operating the building. We have until June 1, 2010, to cure all alleged defaults under the lease (which the Landlord alleges include failure to pay rent and failure to remove various mechanic’s liens recorded against the property), provided the Landlord has not delivered us a 15-day notice of its intention to terminate the Lease (the “Termination Notice”). If the Landlord provides us with a Termination Notice, we must vacate the premises within 30 days from the date of the Termination Notice.

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

The Company and the Landlord are currently in discussions to modify the BMR Settlement.

On January 6, 2010, New York State Urban Development, d/b/a/ Empire State Development Corporation (“ESDC”), filed a breach of contract action against us. This action stems from the Grant Disbursement Award we entered into with ESDC when we relocated our headquarters to New York in 2004. ESDC is seeking $420,000 in damages in this action. The parties have had settlement discussions, but as of now the parties are at an impasse.

The damages sought in these cases were previously recorded as liabilities on our balance sheet at the time the original invoices were received for services performed at the Newark facility or in the case of the ESDC matter, at the time the grant funds were received.

Item 1A.	Risk Factors

Item 1A (“Risk Factors”) of our annual report on Form 10-K for our fiscal year ended December 31, 2009 (“Annual Report”) sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Set forth below are certain risk factors that have been substantively expanded or updated from the Annual Report. The risks and uncertainties described in the Annual Report, as expanded or updated below do not constitute all the risk factors that pertain to our business but we do believe that they reflect the more important ones. Accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

In order to continue operations, we require immediate and substantial additional capital beyond our current cash on hand.

In order to continue operations, including development efforts utilizing our pre-production line, build-out our initial manufacturing line and commencement of commercial shipments of our product, we require immediate and substantial additional capital beyond our current cash on hand. To date, we have been unable to raise significant additional capital or complete an agreement with an investor or strategic partner. Although we continue to seek strategic investors or partners, in light of our current cash position, we implemented a significant reduction in our workforce during 2009 and may in the near term be forced to cease or substantially curtail operations. An inability to raise additional funding in the very near term may cause us to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations.

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

Since our inception, we have incurred net losses, including net losses of $6.1 million for the three months ended March 31, 2010 and $25.0 million for the year ended December 31, 2009, and have incurred negative cash flows from operations. As a result of ongoing losses, we had an accumulated deficit of approximately $128.1 million and $122.0 million as of March 31, 2010 and December 31, 2009, respectively. We expect to continue to incur significant losses as we enter commercialization and expand our manufacturing capacity and may never achieve or maintain profitability. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase to the extent we continue to develop our manufacturing technologies, build manufacturing lines, establish our sales and distribution network, implement internal systems and infrastructure and hire additional personnel.

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

We are sometimes subject to legal proceedings and claims that arise in the course of our business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future. See Item 3 “Legal Proceedings” of our Annual Report on Form 10-K or Part II, Item 1, of this Quarterly Report on Form 10-Q, for further information regarding pending litigation.

As described in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q, on September 9, 2009, BMR-Gateway Blvd., LLC (the “Landlord”), filed an unlawful detainer action against us alleging damages in the amount of $838,078 and seeking to recover possession of the premises we occupy at our Newark, California location. In December 2009, we negotiated a settlement in that action. We have until June 1, 2010, to cure all alleged defaults under the lease (which the Landlord alleges include failure to pay rent and failure to remove various mechanic’s liens recorded against the property), provided the Landlord has not delivered us a 15-day notice of its intention to terminate the Lease (the “Termination Notice”). If the Landlord provides us with a Termination Notice, we must vacate the premises within 30 days from the date of the Termination Notice. We are currently in discussions with the landlord to modify this arrangement but we cannot guarantee the successful outcome of those discussions. If we are forced to vacate those premises, we could incur substantial costs to relocate to a new facility and lose valuable research and development time to facilitate starting up the new manufacturing line.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As of March 31, 2010 we have issued secured convertible promissory notes to Mr. Peter Alan Lacey which are convertible into a maximum of 370,374 shares of our common stock at $4.50 per share, as secured convertible promissory notes to Mr. Mike Moretti and Mr. John Gorman convertible into 77,778 and 111,112 shares of our common stock, respectively, also at a conversion price of $4.50 per share. The conversion price for these notes is subject to adjustment in the event of a future issuance at a price lower than the original conversion price per share during the term and prior to conversion of the notes. Additionally, warrants to purchase up to 351,852 shares of our common stock at an exercise price of $4.50 were issued to Mr. Lacey. Warrants to purchase up to 77,778 shares of our common stock were issued to Mr. Moretti and warrants to purchase up to 111,112 shares of our common stock were issued to Mr. Gorman The warrants issued to Messrs. Moretti and Gorman are exercisable at $7.20 per share.

We entered into Registration Rights Agreements with Messrs. Lacey, Moretti and Gorman whereby we are required to register all shares underlying the convertible notes and warrants.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None.

Item 5.	Other Information.

(a) None.

(b) None.

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Text of Amendment of Amended and Restated Bylaws

3.5(5)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock.

4.1(5)	Stockholder Rights Agreement, dated as of May 6, 2008 between the Company and Computershare Trust Company, N.A., as Rights Agent.

4.2(6)	Form of Common Stock Certificate.

4.3(6)	Form of Class A Public Warrant.

4.4(6)	Form of Class B Public Warrant.

4.5(6)	Form of Unit Certificate.

4.6(6)	Form of Warrant Agent Agreement.

4.7(6)	Form of Representative’s Warrant.

10.1(7)	Employment Agreement with Magnus Ryde dated February 15, 2010.

10.2(8)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.3(8)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.4	Letter of Amendment to Secured Convertible Promissory Note.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2010.
(5)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 17, 2010.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 2, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: May 24, 2010	By:	/S/ MAGNUS RYDE
Magnus Ryde
Chief Executive Officer (Principal Executive Officer)

Date: May 24, 2010	By:	/S/ CHRISTOPHER T. LAIL
Christopher T. Lail
Vice President & Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Text of Amendment of Amended and Restated Bylaws

3.5(5)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock.

4.1(5)	Stockholder Rights Agreement, dated as of May 6, 2008 between the Company and Computershare Trust Company, N.A., as Rights Agent.

4.2(6)	Form of Common Stock Certificate.

4.3(6)	Form of Class A Public Warrant.

4.4(6)	Form of Class B Public Warrant.

4.5(6)	Form of Unit Certificate.

4.6(6)	Form of Warrant Agent Agreement.

4.7(6)	Form of Representative’s Warrant.

10.1(7)	Employment Agreement with Magnus Ryde dated February 15, 2010.

10.2(8)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.3(8)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.4	Letter of Amendment to Secured Convertible Promissory Note.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2010.
(5)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 17, 2010.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 2, 2009.