Form 10-Q
period 2010-06-30
DAYSTAR TECHNOLOGIES INC
filed 2010-08-23
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 20, 2010
Common Stock par value $0.01 per share	4,552,884

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2010

Part I – Financial Information

Item 1. Financial Statements

Balance Sheets—As of June 30, 2010 (unaudited) and December 31, 2009	3

Statements of Operations—For the Three Months and Six Months Ended June 30, 2010 and 2009 and For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2010 (unaudited)	4

Statement of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2010 (unaudited)	5

Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2010 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

PART II – Other Information

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. (Removed and Reserved)	26

Item 5. Other Information	26

Item 6. Exhibits	27

Signatures	28

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,689	$17,320
Other current assets	372,467	343,083

Total current assets	396,156	360,403

Property and Equipment, at cost	37,775,010	52,915,965
Less accumulated depreciation and amortization	(5,152,388)	(6,388,914)

Net property and equipment	32,622,622	46,527,051

Other Assets:
Other assets	28,842	246,396

Total Assets	$33,047,620	$47,133,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$19,768,160	$18,387,530
Notes and capital leases payable, current portion, net of discount of $573,678 and $795,413, respectively	3,881,322	1,629,587
Deferred rent, current portion	—	139,870

Total current liabilities	23,649,482	20,156,987
Long-Term Liabilities:
Deferred rent	—	3,452,790
Conversion feature	12,720	251,618
Stock warrants	12,263	131,835

Total long-term liabilities	24,983	3,836,243
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 4,552,884 and 3,767,290 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	45,528	37,672
Additional paid-in capital	149,723,725	145,106,851
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(130,250,707)	(111,858,512)

Total stockholders’ equity	9,373,155	23,140,620

Total Liabilities and Stockholders’ Equity	$33,047,620	$47,133,850

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to June 30, 2010
	2010	2009	2010	2009
Revenue:
Product revenue	$—	$—	$—	$—	$3,528
Research and development contract revenue	—	—	—	—	615,000

Total revenue	—	—	—	—	618,528
Costs and Expenses:
Research and development	2,564,357	4,279,990	5,053,185	9,166,094	60,053,083
Selling, general and administrative	1,090,805	1,095,949	3,333,070	2,840,115	32,810,135
Restructuring	7,765,588	—	7,765,588	—	11,045,639
Depreciation and amortization	640,491	1,090,850	1,369,852	1,987,311	13,287,078

Total costs and expenses	12,061,241	6,466,789	17,521,695	13,993,520	117,195,935
Other Income (Expense):
Other income (expense)	5,000	(149,073)	14,375	(143,292)	2,277,494
Interest expense	(105,698)	(48,480)	(227,924)	(69,208)	(2,758,540)
Amortization of note discount and financing costs	(556,785)	—	(1,532,016)	—	(11,552,290)
Gain (loss) on derivative liabilities	468,886	13,428	875,065	(100,642)	4,451,505
Loss on extinguishment of debt	—	—	—	—	(6,091,469)

Total other income (expense)	(188,597)	(184,125)	(870,500)	(313,142)	(13,673,300)

Net Loss	$(12,249,838)	$(6,650,914)	$(18,392,195)	$(14,306,662)	$(130,250,707)

Weighted Average Common Shares Outstanding (Basic And Diluted)	4,130,926	3,710,440	3,970,282	3,715,652

Net Loss Per Share (Basic and Diluted)	$(2.97)	$(1.79)	$(4.63)	$(3.85)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO JUNE 30, 2010

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	564,806	$5,648	3,222	$32	$22,488,624	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 -12/05 at $54.00—$74.00 per share	132,305	1,323	—	—	7,218,879	—	—	—	7,220,202
Conversion of Class B common stock	6,444	64	(3,222)	(32)	(32)	—	—	—	—
Share-based compensation	4,306	43	—	—	412,257	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	707,861	$7,078	—	$—	$30,119,728	$(403,710)	$(10,145,391)	$(3,904,151)	$15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $18.54—$67.50 per share	14,757	148	—	—	671,725	—	—	—	671,873
Share-based compensation	19,674	197	—	—	1,322,523	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 -12/06	127,004	1,270	—	—	7,376,889	—	—	—	7,378,159
Warrants issued for placement of convertible note at $48.42 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	869,296	$8,693	—	$—	$40,451,416	$—	$(10,145,391)	$(24,345,352)	$5,969,366
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $18.00—$31.05 per share	57,578	576	—	—	3,173,741	—	—	—	3,174,317
Share-based compensation	21,826	218	—	—	4,089,826	—	—	—	4,090,044
Issuance of shares pursuant to offering, 2/07 at $18.00 per share	277,777	2,778	—	—	4,997,222	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $38.25 per share, net of offering costs	1,916,668	19,166	—	—	67,875,752	—	—	—	67,894,918

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Shares issued in payment of principal and interest on convertible note, 1/07 at $13.41 per share and 2/07 at $18.00 per share	430,598	4,306	—	—	7,322,619	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $18.00 per share	50,841	508	—	—	2,397,163	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

BALANCES, December 31, 2007	3,624,584	$36,245	—	$—	$135,677,017	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Exercise of stock options, 6/08 at $28.26 per share	178	2	—	—	5,022	—	—	—	5,024
Share-based compensation	90,667	906	—	—	4,794,222	—	—	—	4,795,128
Net loss	—	—	—	—	—	—	—	(26,330,271)	(26,330,271)

BALANCES , December 31, 2008	3,715,429	$37,153	—	$—	$140,476,261	$—	$(10,145,391)	$(86,818,484)	$43,549,539
Share-based compensation	51,861	519	—	—	4,133,012	—	—	—	4,133,531
Warrants issued in connection with convertible note at $4.50 per share	—	—	—	—	497,578	—	—	—	497,578
Net loss	—	—	—	—	—	—	—	(25,040,028)	(25,040,028)

BALANCES, December 31, 2009	3,767,290	$37,672	—	$—	$145,106,851	$—	$(10,145,391)	$(111,858,512)	$23,140,620

Share-based compensation	623,432	6,234	—	—	3,614,015	—	—	—	3,620,249
Warrants issued in connection with convertible note at $2.70 - $4.50 per share	—	—	—	—	704,481	—	—	—	704,481
Shares issued in settlement of liabilities at $1.85 per share	162,162	1,622	—	—	298,378	—	—	—	300,000
Net loss	—	—	—	—	—	—	—	(18,392,195)	(18,392,195)

BALANCES, June 30, 2010	4,552,884	$45,528	—	$—	$149,723,725	$—	$(10,145,391)	$(130,250,707)	$9,373,155

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period from July 1, 2005 (Inception of the Development Stage) to June 30, 2010

	For the Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(18,392,195)	$(14,306,662)	$(130,250,707)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,369,852	1,987,311	13,287,078
Share-based compensation	3,620,249	1,675,632	18,219,086
Non-cash interest	227,924	33,945	1,998,141
Amortization of note discount and non-cash financing costs	1,497,016	—	10,975,591
(Gain) loss on derivative liabilities	(875,065)	100,642	(4,451,505)
Non-cash restructuring	7,765,588	—	9,043,841
Loss on sale of fixed assets	—	—	340,622
Loss on extinguishment of debt	—	—	6,091,469
Changes in operating assets and liabilities:
Other assets	133,202	320,867	(437,589)
Accounts payable and accrued expenses	2,629,798	(2,827,330)	6,220,312
Deferred rent	—	205,686	1,595,239
Deferred revenue	—	—	217,618

Net cash used in operating activities	(2,023,631)	(12,809,909)	(67,150,804)
Cash Flows from Investing Activities:
Purchase of investments	—	—	(71,957,732)
Proceeds from sale of investments	—	—	72,662,973
Purchase of equipment and improvements	—	(2,918,591)	(42,570,127)
Proceeds from sale of assets	—	—	1,928,120

Net cash used in investing activities	—	(2,918,591)	(39,936,766)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	—	78,312,500
Proceeds from issuance of notes	2,030,000	—	28,455,000
Payments on notes and capital leases	—	(93,215)	(11,495,310)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	—	—	8,810,120

Net cash provided by (used in) financing activities	2,030,000	(93,215)	97,739,931

Increase (decrease) in cash and cash equivalents	6,369	(15,821,715)	(9,347,639)
Cash and cash equivalents, beginning of period	17,320	17,120,401	9,371,328

Cash and cash equivalents, end of period	$23,689	$1,298,686	$23,689

Supplemental Cash Flow Information:
Cash paid for interest	$—	$9,792

Non-Cash Transactions:
Beneficial conversion feature on convertible note	$12,720	$—

Accrued Property & Equipment	$9,636,002	$11,976,976

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations:

DayStar Technologies, Inc. (the “Company”) is a development stage enterprise that was formed in 1997 for the purpose of developing, manufacturing and marketing innovative products to the solar photovoltaic (“PV”) industry. From its inception, the Company has focused primarily on thin film copper indium gallium di-selenide (“CIGS”) solar products. The Company has developed a proprietary one-step sputter deposition process and manufactured a commercial scale deposition tool to apply high efficiency CIGS material over large area glass substrates in a continuous fashion. The Company intends to integrate this tool with commercially available thin film manufacturing equipment which will provide a critically differentiated manufacturing process to produce low-cost monolithically integrated, CIGS-on-glass modules that address the grid-tied, ground-based PV market. The Company is pursuing a strategy to manufacture its CIGS modules offshore and is in discussions with potential partners to implement this strategy.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited financial statements. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed balance sheet as of December 31, 2009 has been derived from audited financial statements. The results of operations for the six months ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at June 30, 2010 and the results of its operations and its cash flows for the six months ended June 30, 2010 and 2009 and for the period from July 1, 2005 (Inception of the Development Stage) to June 30, 2010.

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

2. Liquidity and Future Operations:

The Company’s financial statements for the year ended December 31, 2009 and for the six months ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $18.4 million for the six months ended June 30, 2010. The net loss for the six months ended June 30, 2010 includes non-cash expenses of $13.6 million. The Company anticipates it will continue to incur losses in the future as it commercializes its product. As noted herein, as a result of the Company’s current liquidity, there is substantial doubt as to its ability to continue as a going concern.

Commercialization efforts require significant additional capital expenditures as well as associated continued development and administrative costs. In order to continue operations, pursue offshore manufacturing partners and commence commercial shipments of its product, the Company requires immediate and substantial additional capital beyond its current cash on hand. To address its immediate financial needs, the Company may pursue a rights offering to existing shareholders, in which the Company’s shareholders would have the opportunity to purchase additional common shares based on their pro rata ownership percentage. A successful rights offering would raise the capital required to improve the Company’s current financial condition while giving existing shareholders the opportunity to limit ownership dilution. The exact size, timing, terms and conditions of the rights offering have not yet been determined by the Board of Directors and there is no guarantee that the Company will undertake or complete a rights offering.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Additionally, the Company has engaged financial advisors to seek long-term strategic investments and partnerships. To date, the Company has been unable to raise substantial additional capital or complete an agreement with an investor or strategic partner. Those potential partnerships, if consummated, could include joint ventures, licensing agreements, contract manufacturing agreements, a reverse merger with or an acquisition of DayStar. Although the Company continues to seek strategic investors or partners, in light of its current cash position, the Company may in the near term be forced to cease or further curtail operations. The Company has implemented cost savings measures to limit its cash outflows while continuing development efforts on its core technology.

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

Bridge Financing and Omnibus Agreement

On April 29, 2010, the Company entered into a letter agreement (the “Omnibus Agreement”) with Dynamic Worldwide Solar Energy, LLC (“Dynamic”) providing for a series of transactions involving the Company and Dynamic. Upon execution of the Omnibus Agreement, Dynamic loaned the Company $650,000 on terms similar to the Company’s existing bridge loans as described in Note 4 Secured Convertible Notes and Warrants.

Equipment Loan Commitment

In addition to the bridge loan, the Omnibus Agreement provided for the execution and delivery of a commitment letter (the “Commitment”) from Bighorn Capital, Inc. (“Bighorn”), an affiliate of Dynamic, to the Company, to obtain an equipment loan. In the Commitment, Bighorn agreed to use its best efforts to arrange or fund an equipment financing for the Company. The equipment loan would be equal to the lesser of (i) 80% of the purchase price of certain equipment currently on order by the Company or already purchased and delivered to the Company or $35,200,000, or (ii) 80% of the value of such equipment, provided that the loan amount shall not be less than $21,000,000. If Bighorn provides the equipment loan, then the Company is required to pay an additional fee to Dynamic of $1,500,000 and issue a warrant to purchase up to 555,556 shares of the Company’s common stock at an exercise price of $2.70 per share, provided that the number of shares issuable upon exercise of the warrant shall not, when combined with all shares previously issued to Dynamic or issuable upon conversion of notes and warrants issued under the Loan, exceed 19.99% of the Company’s total issued and outstanding shares of common stock. If the Commitment is not consummated due to circumstances within the control of the Company, the Company is required to issue a warrant on the same terms as would have been issued had the equipment loan under the Commitment been consummated. If the Commitment is consummated, the proceeds from the equipment loan will be used to repay the Loan and other outstanding obligations of the Company pursuant to an Intercreditor Agreement among Dynamic and other lenders to the Company. The remaining proceeds of the equipment loan will be used to make final payments on and take possession of the production equipment currently on order for the Company’s initial production line, for installation of such equipment, working capital and general corporate purposes. Bighorn did not deliver an equipment loan within the time period required by the Omnibus Agreement.

Solar Park Acquisition

In addition to the bridge loan and Commitment, under the Omnibus Agreement, Dynamic offered to assign to the Company within the 90-day period following the first installment of the bridge loan, Dynamic’s rights in and to a contract to construct and install, and otherwise develop and commence operation of, a solar energy generation plant, and any interest of Dynamic in such plant. In consideration for such assignment, the Company was to assume all liabilities associated with such rights and interests and, subject to stockholder approval, would have issued shares of the Company’s common stock so that Dynamic or its designee would beneficially own 52% of the Company’s outstanding common stock. The Company agreed to accept the assignment provided that the representations of Dynamic regarding the project were not incorrect in any material respect, including that the valuation of the rights and interests to be assigned would not be less than $10,000,000. If the valuation was less than (or more than) $18,000,000, the number of shares of common stock to be issued would be appropriately adjusted downward (or upward). The Company agreed that, should the issuance of shares to Dynamic be submitted for stockholder approval, the Company would also, at Dynamic’s request, propose a slate of directors identified by Dynamic. If upon issuance of such shares to Dynamic, the proposed slate of directors was not elected and Dynamic’s interest is equal to 52% of the Company’s common stock, the then-incumbent directors will at the request of Dynamic tender their resignations and otherwise cooperate in appointing Dynamic’s designees.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Dynamic did not offer to assign such contract within the time period required by the Omnibus Agreement. Dynamic and the Company are currently in negotiations regarding a potential extension of the Omnibus Agreement.

For a discussion of the bridge financing received subsequent to June 30, 2010, see Note 8 Subsequent Events.

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

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company reported a liability of $420,000 at June 30, 2010 and December 31, 2009, respectively.

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. The Company recognized no revenue for the six months ended June 30, 2010 and 2009, respectively.

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

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share-based compensation expense for the three and six months ended June 30, 2010 and 2009 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Share-based compensation:
Selling, general and administrative	$465,511	$(76,685)	$1,744,447	$491,124
Research and development	1,016,096	649,409	1,875,802	1,184,508

Total share-based compensation	$1,481,607	$572,724	$3,620,249	$1,675,632

During the six months ended June 30, 2010, the Company granted options to purchase 622,228 shares of common stock at an exercise price of $3.60 per share, all with a contractual life of ten years. Options to purchase 44,031 shares of common stock were forfeited during the six months ended June 30, 2010. During the six months ended June 30, 2010 there were restricted stock units granted to purchase 444,063 shares of common stock and restricted stock units to purchase 26,672 shares of common stock were forfeited. Also, as part of the Company’s cost savings measures, 163,559 shares of common stock were issued in lieu of cash for payroll to certain employees during the six months ended June 30, 2010.

Subsequent to June 30, 2010 and through the date of this filing, there were no options granted and 2,327 options to purchase common stock were forfeited. There were no restricted stock units granted or forfeited subsequent to June 30, 2010 and through the date of this filing.

Derivative Stock Warrants—Certain terms in a convertible note and related documents issued on May 25, 2006 as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement, require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period and any changes in fair value reported as a gain or loss on derivative liabilities in the statement of operations. In the event of a change in control of the Company, the warrant holders have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. The Black-Scholes option-pricing model is used to estimate the warrant fair values. The Company has recorded liabilities on the balance sheet of $12,263 and $131,835 at June 30, 2010 and December 31, 2009, respectively, which represent the amount of potential cash settlement due to the warrant holders in the event of a change in control.

Restructuring—Restructuring expenses were $7,765,588 for the three and six months ended June 30, 2010. In June 2010, the Company was unable to cure all alleged defaults under the lease for its Newark facility and on July 15, 2010, it was notified by its landlord that the lease for the facility was forfeited and terminated, and that the landlord has received a judgment for possession of the premises. Therefore, the Company recorded an impairment charge for the book value of the leasehold improvements for this facility and the write-off of any non-cash deferred rent, in the amount of $3,509,763. Additionally, the Company recorded impairment charges of $4,255,825 on certain equipment during the second quarter of 2010.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements. This ASU removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. All the amendments in ASU 2010-09 were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives. This ASU removes a scope exception, and an entity that has a beneficial interest in securitized financial assets that includes a credit derivative feature must evaluate that feature for bifurcation from the host financial asset in accordance with the guidance at ASC 815. ASU 2010-11 is effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of an entity’s first fiscal quarter beginning after March 5, 2010. The Company does not expect that the adoption of ASU 2010-11 will have a material impact on its financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Secured Convertible Notes and Warrants

Beginning in September 2009, the Company has entered into a series of agreements with various lenders (the “Lenders”) to provide bridge financing to the Company in exchange for convertible notes and warrants. These notes (the “Notes”) each contain terms of 180 days, are secured by all assets of the Company, and accrue interest at rates of between 8 – 10% per annum. The Lenders may, at their option at any time prior to payment in full of the Notes, elect to convert all or any part of the entire outstanding principal amount of the Notes plus the accrued interest on the then outstanding balance into shares of the Company’s common stock at the conversion price specified in each of the Notes (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of common stock subsequent to the date of such sale or issuance). If between the date of the Notes and such conversion, the Company issues or sells any shares of capital stock, other than certain excluded securities (a “Future Issuance”), at a per share price below the original conversion price specified in the Notes, then the conversion price of the Notes will be reduced to the price of such Future Issuance; provided that the Lenders will only be permitted to convert that portion of the outstanding principal amount of the Notes plus the accrued interest on the then outstanding balance that will not result in the issuance of more than the number of shares of common stock specified in the Notes (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of such class or series of capital stock subsequent to the date of such sale or issuance). As of June 30, 2010, the Notes were convertible into 979,635 shares of common stock. In July 2010, a transaction was completed which was deemed a Future Issuance and the conversion price of the Notes was reduced to $0.90 per share. See Note 8 Subsequent Events for further discussion.

The Notes’ conversion features were determined to be embedded derivative liabilities and therefore were bifurcated from the Notes and recorded as a discount to the Notes at their fair value at issuance and are required to be adjusted to fair value at the end of each reporting period. The change in fair value of the conversion features, calculated using the Black Scholes model, is recorded as a gain or loss on derivative liabilities. The conversion feature fair value at June 30, 2010 and December 31, 2009 were $12,720 and $251,618, respectively. The change in fair value of the conversion features during the three months and six months ended June 30, 2010 resulted in a gain on derivative liabilities of $411,422 and $755,493, respectively.

The proceeds remaining after allocation to the conversion features are allocated on a relative fair value basis between the Notes and the warrants and the amounts allocated to the warrants, calculated using the Black Scholes model, are recorded as additional note discount. The discount attributable to the issuance date aggregate fair value of the conversion features and warrants, totaling $2,632,460, is being amortized using the effective interest method over the terms of the Notes. During the three months and six months ended June 30, 2010, $556,785 and $1,497,016, respectively, of this discount was amortized to expense.

The warrants issued in connection with these Notes are exercisable upon issuance and entitle the Lenders to purchase up to 961,116 shares of common stock at exercise prices ranging from $4.50 - $7.20 per share, as adjusted for standard anti-dilution provisions and are exercisable for a period of 2 – 7 years from their respective issuance dates.

As a result of free-standing registration rights agreements, the Company has an obligation to register the shares underlying the Note and related warrants and has a continuing obligation to keep the registration statement effective. Failure to meet this obligation, as defined, will result in liquidated damages, during the time in which this requirement is not met. The Lenders have agreed to provide the Company with additional time required to register the shares underlying the Notes and warrants.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the pertinent details of the outstanding convertible notes and warrants as of June 30, 2010. See Note 6 for a discussion of the Company’s non-convertible notes payable.

Issuance Date	Current Maturity Date	Lender	Principal Amount	Discount	Note Payable (net of discount)	Shares Issuable (1)	Current Conversion Price
9/21/2009	1/22/2011	Peter Lacey	$2,000,000	$—	$2,000,000	370,371	$0.90
1/8/2010	1/22/2011	Michael Moretti	250,000	4,730	245,270	55,556	$0.90
2/12/2010	1/22/2011	John Gorman	500,000	58,264	441,736	111,112	$0.90
3/16/2010	1/22/2011	Michael Moretti	50,000	9,005	40,995	11,112	$0.90
3/24/2010	1/22/2011	Michael Moretti	50,000	10,168	39,832	11,112	$0.90
4/6/2010	1/22/2011	William Steckel	30,000	8,484	21,516	11,112	$0.90
4/12/2010	1/22/2011	Michael Moretti	50,000	19,753	30,247	18,519	$0.90
4/23/2010	1/22/2011	Peter Lacey	675,000	189,856	485,144	150,000	$0.90
4/29/2010	10/26/2010	Dynamic Worldwide Solar Energy, LLC.	650,000	273,418	376,582	240,741	$0.90
			$4,255,000	$573,678	$3,681,322	979,635

(1)	Reflects shares issuable at June 30, 2010 under the original terms of the agreements. See Note 8 Subsequent Events for a discussion of the restructuring of these notes that occurred on July 22, 2010.

The following table summarizes the pertinent details of the outstanding convertible notes and warrants as of December 31, 2009. See Note 6 for a discussion of the Company’s non-convertible notes payable.

Issuance Date	Current Maturity Date	Lender	Principal Amount	Discount	Note Payable (net of discount)	Shares Issuable	Current Conversion Price
9/21/2009	1/22/2011	Peter Lacey	$2,000,000	$795,413	$1,204,587	370,371	$5.40

Mr. Lacey is Chairman of the Company’s Board of Directors.

5. Derivative Liabilities

As described in Note 4 Secured Convertible Notes and Warrants, the Company is accounting for the conversion features in its secured convertible notes as embedded derivative liabilities. The Company currently does not use hedging contracts to manage the risk of its overall exposure to interest rate and foreign currency changes. Neither the conversion features nor the stock warrant liability discussed below is considered a hedging instrument.

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

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The stock warrant liability on the balance sheet at June 30, 2010 represents the amount of potential cash settlement due to the warrant holders in the event of a change in control, and the change in the liability for the six months ended June 30, 2010 and 2009 is summarized as follows:

Stock Warrant Liability
Balance, December 31, 2008	$125,481
Change in fair value	100,642

Balance, June 30, 2009	$226,123

Balance, December 31, 2009	$131,835
Change in fair value	(119,572)

Balance, June 30, 2010	$12,263

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009. There were no financial assets subject to the provisions of ASC 820 as of June 30, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Total
Financial liabilities at June 30, 2010:
Derivative stock warrants	$—	$—	$12,263	$12,263
Conversion feature	—	—	12,720	12,720

	$—	$—	$24,983	$24,983

Financial liabilities at December 31, 2009:
Derivative stock warrants	$—	$—	$131,835	$131,835
Conversion feature	—	—	251,618	251,618

	$—	$—	$383,453	$383,453

6. Notes Payable

In addition to the secured convertible notes discussed in Note 4, the Company entered into a series of Purchase Agreements and Secured Promissory Notes in December 2009 and during the six months ended June 30, 2010 with Mr. Peter A. Lacey in the aggregate principal amount of $875,000. Each Secured Promissory Note has a 180 day term and an interest rate of 20% per annum.

On April 23, 2010, the Company’s shareholders approved the restructuring of a portion of the notes issued to Mr. Lacey in the aggregate principal amount of $675,000. The terms of the restructured secured notes allow for their conversion into 150,000 shares of the Company’s common stock under the terms described in Note 4 Secured Convertible Notes and Warrants. Additionally, warrants to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $7.20 per share were issued to Mr. Lacey in connection with the restructuring of these notes. The interest rates for the restructured notes were reduced from 20% to 10% per annum. See Note 8 Subsequent Events for further discussion. The principal amount of future maturities of notes payable as of June 30, 2010 are as follows:

Year Ending December 31,	Amount
2010	$200,000

Total	$200,000

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Commitments & Contingencies

Legal Settlement

As described in Part II, Item 1 Legal Proceedings, the Company was party to a lawsuit in which Gordon Prill, the general contractor, and several subcontractors that completed tenant improvements at the Company’s Newark, California facility alleged damages of $1.6 million for breach of written contract, foreclosure on certain mechanic’s liens, and statutory penalties under the California Civil Code. On April 27, 2010, all parties in this action had a court-ordered mediation to settle the dispute, and on May 11, 2010, Gordon Prill and the Company entered into a Settlement Agreement (the “Gordon Prill Settlement”). Under the Gordon Prill Settlement, the Company’s landlord for the Newark facility agreed to pay Gordon Prill $1.2 million in cash and the Company has agreed to issue Gordon Prill $300,000 in common stock. In exchange for the above, Gordon Prill will provide to the Company a full release of all mechanics liens against the Newark, California facility. In addition, Gordon Prill will also provide the Company a dismissal with prejudice and a full lien release from all parties who have asserted claims in the action. The Gordon Prill Settlement also provides for a waiver of all claims involved in the action, both current and future, and extends the benefit of the waiver to Gordon Prill’s subcontractors who provided labor, services, equipment, and materials during the initial construction phase of the Company’s Newark facility. The Company is currently in discussions with the landlord with respect to amounts owed to the landlord, including amounts paid on the Company’s behalf as part of the Gordon Prill Settlement. For further discussion of these legal proceedings, see Part II, Item 1 Legal Proceedings.

8. Subsequent Events

Bridge Financing and Restructuring of Existing Bridge Loans

On July 22, 2010, the Company entered into agreements with several investors whereby the Company received bridge financing in the amount of $800,000. The Company issued to the investors secured convertible notes and warrants containing similar terms to those described in Note 4 Secured Convertible Notes and Warrants. The notes are convertible into 888,887 shares of the Company’s common stock (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of such class or series of capital stock subsequent to the date of such sale or issuance), each at a conversion price of $0.90 per share (subject to standard anti-dilution provisions and adjustment for Future Issuances as described in Note 4). In addition to the convertible notes, each investor received a warrant to purchase shares of the Company’s common stock at an exercise price of $1.25 per share. The warrants issued in conjunction with this bridge financing are exercisable for an equivalent number of shares as the investors’ notes or in the aggregate, 888,887 shares of common stock. Included in the investor group was Mr. Peter Lacey, the Company’s Chairman of the Board, for $200,000 and Mr. Robert Weiss, the Company’s Chief Technology Officer, in the amount of $50,000. The remaining investment was provided by two of the Company’s existing bridge lenders, Mr. Michael Moretti in the amount of $350,000, and Mr. John Gorman in the amount of $200,000.

In connection with this bridge financing, the Company entered into a series of amendments with its existing bridge lenders (other than Dynamic) providing that the maturity date of all existing notes would be extended to January 22, 2011. In connection with this extension of the maturity date, the Company agreed to reduce the exercise price of all of the warrants held by the lenders entering into the Amendment to $1.25 per share. The conversion price of the existing notes was reduced to $0.90 with the issuance of the convertible notes on July 22, 2010 and with this amendment, the outstanding notes for the lenders participating in this amendment became convertible into the number of shares issuable to repay the principal balance of the notes based on a $0.90 conversion price. The number of shares that may be purchased upon exercise of a warrant is equal to the number of shares that an investor would receive upon conversion of the investor’s note.

The Amendment, the notes and the warrants all provide that no shares may be issued upon conversion of a note or exercise of a warrant in violation of the stockholder approval requirements of Nasdaq Listing Rule 5635.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such factors include our ability to raise substantial additional capital in the short term; our ability to achieve favorable outcomes in pending litigation; our ability to continue our business as a going concern; our ability to execute our commercialization plan and additional factors set forth in our Annual Report on Form 10-K filed on March 19, 2010 as well as in Part II, Item 1A below.

Overview

We have developed a proprietary thin film deposition technology for solar photovoltaic (“PV”) products. We utilize a proprietary one-step sputter deposition process and have manufactured a commercial scale deposition tool to apply high-efficiency copper indium gallium di-selenide (“CIGS”) material over large area glass substrates in a continuous fashion. We intend to integrate this tool with commercially available thin film manufacturing equipment, which will provide us with a critically differentiated manufacturing process to produce low-cost monolithically integrated, CIGS-on-glass modules that address the grid-tied, ground-based PV market. The Company is pursuing a strategy to commercialize and manufacture its CIGS modules offshore and is in discussions with potential partners to implement this strategy.

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

In order to raise the capital required for our next phase of growth, we have engaged a financial advisor to explore a possible rights offering to existing shareholders. Additionally, we have engaged financial advisors to assist us in exploring select strategic transactions.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

Certain reclassifications have been made to the 2009 financial information to conform to the 2010 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $2,564,357 for the three months ended June 30, 2010 compared to $4,279,990 for the three months ended June 30, 2009, a decrease of $1,715,633 or 40%. The decrease is primarily due to the cost savings measures implemented in 2009 and 2010 including a reduction in our workforce as well as a reduction in expenditures for materials, supplies and consultants. During 2009, we prioritized our development efforts to focus on our core CIGS technology and related development in to order continue to advance our product toward commercialization while we seek additional financing and strategic partnerships. Also, in July 2009, we sold substantially all our tangible assets at our Halfmoon, NY facility to Veeco Compound Semiconductor, Inc. (“Veeco”) for $1.925 million and Veeco hired the 18 research and development employees located at the facility. This transaction further reduced our research and development expenses for the three months ended June 30, 2010 as compared with the same period in the prior year. The decrease in research and development expenses during the three months ended June 30, 2010 as compared with the three months ended June 30, 2009 was partially offset by an increase in share-based compensation for research and development personnel of $366,687.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,090,805 for the three months ended June 30, 2010 compared to $1,095,949 for the three months ended June 30, 2009, a decrease of $5,144. During the three months ended June 30, 2010 we experienced a decrease in selling, general and administrative expenses primarily due the cost savings measures implemented during 2009 and 2010 including a reduction in our workforce as well as a reduction in outside consultants and professional fees. However, the decrease in selling, general and administrative expenses during the three months ended June 30, 2010 as compared with the three months ended June 30, 2009 was offset by an increase in non-cash, share-based compensation for selling, general and administrative personnel of $542,196.

Restructuring. Restructuring expenses were $7,765,588 for the three months ended June 30, 2010. There were no restructuring expenses for the three months ended June 30, 2009. In June 2010, we were unable to cure all alleged defaults under the lease for our Newark facility and on July 15, 2010, we were notified by our landlord that the lease for the facility was forfeited and terminated, and that the landlord has received a judgment for possession of the premises. Therefore, we recorded an impairment charge for the book value of the leasehold improvements for this facility and the write-off of any non-cash deferred rent, in the amount of $3,509,763. Additionally, we recorded impairment charges of $4,255,825 on certain equipment during the second quarter of 2010.

Depreciation and amortization expense. Depreciation and amortization expense was $640,491 for the three months ended June 30, 2010 compared to $1,090,850 for the three months ended June 30, 2009, a decrease of $450,359 or 41%. Depreciation and amortization expense decreased primarily due to a decrease in depreciable assets from the sale of the equipment at our Halfmoon, NY facility in July 2009. Also, in the second quarter of 2010, we consolidated our facilities and recorded impairment charges on leasehold improvements and certain equipment which resulted in a further decrease in depreciation expense.

Interest expense. Interest expense was $105,698 for the three months ended June 30, 2010 compared to $48,480 for the three months ended June 30, 2010, an increase of $57,218. The increase in interest expense was primarily due to the interest on convertible and other notes issued in connection with our bridge financing.

Amortization of note discount and financing costs. Amortization of note discount and financing costs was $556,785 for the three months ended June 30, 2010. There was no amortization of note discount and financing costs during the three months ended June 30, 2009. The expense in 2010 represents the amortization of the discount on the convertible notes entered into during 2010.

Gain (loss) on derivative liabilities. Gain on derivative liabilities was $468,886 for the three months ended June 30, 2010 compared to a gain of $13,428 for the three months ended June 30, 2009. The warrants issued in May 2006 and early 2007 in conjunction with a convertible note, as well as the conversion features on the convertible notes issued in 2009 and 2010 are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the three months ended June 30, 2010, our common stock price decreased which caused a decrease in the fair value of the warrant liability and conversion features, resulting in a gain on derivative liabilities.

Comparison of the Six Months Ended June 30, 2010 and 2009

Certain reclassifications have been made to the 2009 financial information to conform to the 2010 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $5,053,185 for the six months ended June 30, 2010 compared to $9,166,094 for the six months ended June 30, 2009, a decrease of $4,112,909 or 45%. The decrease is primarily due to the cost savings measures implemented in 2009 and 2010 including a reduction in our workforce as well as a reduction in expenditures for materials, supplies and consultants. During 2009, we prioritized our development efforts to focus on our core CIGS technology and related development in to order continue to advance our product toward commercialization while we seek additional financing and strategic partnerships. Also, in July 2009, we sold substantially all our tangible assets at our Halfmoon, NY facility to Veeco Compound Semiconductor, Inc. (“Veeco”) for $1.925 million and Veeco hired the 18 research and development employees located at the facility. This transaction further reduced our research and development expenses for the six months ended June 30, 2010 as compared with the same period in the prior year. The decrease in research and development expenses during the six months ended June 30, 2010 as compared with the six months ended June 30, 2009 was partially offset by an increase in share-based compensation for research and development personnel of $691,294.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3,333,070 for the six months ended June 30, 2010 compared to $2,840,115 for the six months ended June 30, 2009, an increase of $492,955 or 17%. During the six months ended June 30, 2010 we experienced a significant decrease in selling, general and administrative expenses primarily due the cost savings measures implemented during 2009 and 2010 including a reduction in our workforce as well as a reduction in outside consultants and professional fees. However, the decrease in selling, general and administrative expenses during the six months ended June 30, 2010 as compared with the six months ended June 30, 2009 was offset by an increase in non-cash, share-based compensation for selling, general and administrative personnel of $1,253,323.

Restructuring. Restructuring expenses were $7,765,588 for the six months ended June 30, 2010. There were no restructuring expenses for the six months ended June 30, 2009. In June 2010, we were unable to cure all alleged defaults under the lease for our Newark facility and on July 15, 2010, we were notified by our landlord that the lease for the facility was forfeited and terminated, and that the landlord has received a judgment for possession of the premises. Therefore, we recorded an impairment charge for the book value of the leasehold improvements for this facility and the write-off of any non-cash deferred rent, in the amount of $3,509,763. Additionally, we recorded impairment charges of $4,255,825 on certain equipment during the second quarter of 2010.

Depreciation and amortization expense. Depreciation and amortization expense was $1,369,852 for the six months ended June 30, 2010 compared to $1,987,311 for the six months ended June 30, 2009, a decrease of $617,459 or 31%. Depreciation and amortization expense decreased primarily due to a decrease in depreciable assets from the sale of the equipment at our Halfmoon, NY facility in July 2009. Also, in the second quarter of 2010, we consolidated our facilities and recorded impairment charges on leasehold improvements and certain equipment which resulted in a further decrease in depreciation expense.

Interest expense. Interest expense was $227,924 for the six months ended June 30, 2010 compared to $69,208 for the six months ended June 30, 2010, an increase of $158,716. The increase in interest expense was primarily due to the interest on convertible and other notes issued in connection with our bridge financing.

Amortization of note discount and financing costs. Amortization of note discount and financing costs was $1,532,016 for the six months ended June 30, 2010. There was no amortization of note discount and financing costs during the six months ended June 30, 2009. The expense in 2010 represents the amortization of the discount on the convertible notes entered into during 2010.

Gain (loss) on derivative liabilities. Gain on derivative liabilities was $875,065 for the six months ended June 30, 2010 compared to a loss of $100,642 for the six months ended June 30, 2009. The warrants issued in May 2006 and early 2007 in conjunction with a convertible note, as well as the conversion features on the convertible notes issued in 2009 and 2010 are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the six months ended June 30, 2010, our common stock price decreased which caused a decrease in the fair value of the warrant liability and conversion features, resulting in a gain on derivative liabilities.

Liquidity and Capital Resources

At June 30, 2010, our cash and cash equivalents totaled $24,000 compared to $17,000 at December 31, 2009. Subsequent to June 30, 2010 and through August 20, 2010, we have received additional bridge financing of $800,000 to fund our continued product development and commercialization efforts.

We are in the development stage, and as such, have historically reported net losses, including a net loss of $18.4 million for the six months ended June 30, 2010. The net loss for the six months ended June 30, 2010 includes non-cash expenses of $13.6 million. We anticipate incurring losses in the future, as we complete the commercialization of our products, invest in research and development, and incur associated administrative and operating costs. Our financial statements for the year ended December 31, 2009 and the six months ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As noted herein, as a result of our current liquidity, there is substantial doubt as to our ability to continue as a going concern.

We have historically financed our operations primarily from proceeds of the sale of equity securities. We presently do not have any bank lines of credit that provide us with an additional source of debt financing. In order to fund the costs associated with our continued development and commercialization efforts, we completed a registered public offering during the fourth quarter of 2007 in which we sold 1,916,667 shares of our common stock at $38.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the fees and expenses of the offering. Upon receipt of the proceeds from the offering, we re-paid in full $9.2 million of existing indebtedness. We have used these proceeds to develop our proprietary deposition process, to build our prototype and commercial scale deposition tools, and for down payments on equipment for our initial production line. We are pursuing a strategy to commercialize and manufacture our CIGS modules offshore and are in discussions with potential partners to implement this strategy. Commercialization efforts, including continued development and administrative costs will require significant additional capital.

During 2008 and 2009, we achieved several key milestones as we completed the development of our proprietary one step sputter deposition process, built our prototype and commercial scale deposition tools, completed our first full size (2’ × 4’) monolithically integrated CIGS-on-glass modules and continued to enhance the performance of such modules, and began installation of our first production line. In order to commercialize our CIGS modules, we will require substantial funds in the near term beyond our current cash on hand. In light of our current cash position, we implemented significant reductions in our workforce in 2009 and 2010 and other cost savings measures in order to preserve cash.

Beginning in September 2009, we entered into a series of agreements with our Chairman, Mr. Peter Alan Lacey in which Mr. Lacey has provided us $3.1 million in bridge financing in exchange for secured convertible promissory notes and warrants to purchase shares of our common stock as well as certain traditional loan agreements. Also, through August 20, 2010, we received additional bridge funding of $1.5 million from several other individual investors.

On April 29, 2010, we entered into an Omnibus Agreement with Dynamic Worldwide Solar Energy, LLC (“Dynamic”) in which Dynamic provided a bridge loan of $650,000. In addition to the bridge loan facility, the Omnibus Agreement included an Equipment Loan commitment whereby Bighorn Capital, Inc., an affiliate of Dynamic agreed to use its best efforts to secure an equipment loan for us which would allow us to take possession of the production equipment required for our initial production line and working capital. The final component of the Omnibus Agreement called for the contribution by Dynamic of the contracts for a solar generation power project to DayStar in exchange for shares of our common stock. Dynamic did not offer to assign such contract within the time period required by the Omnibus Agreement. We are currently in negotiations with Dynamic regarding a potential extension of the Omnibus Agreement.

In order to address our immediate financial needs, we may pursue a rights offering to existing shareholders, in which our shareholders would have the opportunity to purchase additional common shares based on their pro rata ownership percentage. A successful rights offering would raise the capital required to improve our current financial condition while giving existing shareholders the opportunity to limit ownership dilution. The exact size, timing, terms and conditions of the rights offering have not yet been determined by the Board of Directors and there is no guarantee that we will undertake or complete a rights offering.

Additionally, we have engaged financial advisors to seek long-term strategic investments and partnerships. To date, we have been unable to raise substantial additional capital or complete an agreement with an investor or strategic partner. Although we continue to seek strategic investors or partners, in light of our current cash position, we may in the near term be forced to cease or further curtail operations.

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

Commitments. At June 30, 2010, we had outstanding approximately $1.0 million of purchase orders for equipment. Other material commitments include employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases and certain other commitments entered into in the ordinary course of business.

As discussed in Part II Item 1. Legal Proceedings, on July 15, 2010, we were notified by the landlord for our Newark, California facility that the lease for the facility was forfeited and terminated, and that the landlord has received a judgment for possession of the premises. As of the date of this filing, we have leased approximately 32,000 square feet of warehouse and office space in Milpitas, California and are in process of relocating our development and production equipment, as well as our corporate headquarters to this location.

We also maintain leases for certain office equipment.

As discussed under Commitments, at June 30, 2010, we had approximately $1.0 million in commitments under outstanding purchase orders for equipment. Generally, we are required to remit any balances due to the suppliers upon delivery and acceptance of the equipment.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including routine employment matters. The following is a summary of legal proceedings to which we are a party at this time.

On April 27, 2010, we and our landlord, BMR-Gateway Blvd., LLC (the “Landlord”), had a court-ordered mediation with the general contractor responsible for the leasehold improvements at our Newark facility, Gordon Prill, Inc. (“Gordon Prill”) and several subcontractors for the project in order to settle a dispute alleging monies due of approximately $1.6 million, breach of written contract, foreclosure on mechanic’s liens, and statutory penalties under California Civil Code sections 3260 and 3260.1. On May 11, 2010, we entered into a Settlement Agreement with Gordon Prill (the “Gordon Prill Settlement”). Under the Gordon Prill Settlement, the Landlord has agreed to pay Gordon Prill $1.2 million in cash and we agreed to issue Gordon Prill $300,000 in common stock. On May 14, 2010, we issued 162,162 shares of our common stock to Gordon Prill in full payment of this $300,000 obligation. In exchange for the above, Gordon Prill will provide to us a full release of all mechanics liens against the Newark, CA facility. In addition, Gordon Prill will also provide us a dismissal with prejudice and a full lien release from all Parties who have asserted claims in the action. The Gordon Prill Settlement also provides for a waiver of all claims involved in the action, both current and future, and extends the benefit of the waiver to Gordon Prill’s subcontractors who provided labor, services, equipment, and materials during the initial construction phase of the Newark facility.

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

In lieu of a trial, the Parties had stipulated to a judgment of possession in the event that we breach the Settlement Agreement for 1) failure to pay rent as indicated in the Settlement, 2) failure to cure all alleged defaults under the lease, and/or 3) failure to vacate the premises after a proper notice of termination or if any alleged defaults have not been cured by June 1, 2010. As of June 1, 2010 we were unable to cure all alleged defaults under the lease. On July 15, 2010, we were notified by the Landlord that the lease was forfeited and terminated, and that the Landlord has received a judgment for possession of the premises.

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

The damages sought in these cases were previously recorded as liabilities on our balance sheet at the time the original invoices were received for lease obligations, services performed at the Newark facility or in the case of the ESDC matter, at the time the grant funds were received.

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

In order to continue operations, including development and commercialization efforts, , we require immediate and substantial additional capital beyond our current cash on hand. To date, we have been unable to raise significant additional capital or complete an agreement with an investor or strategic partner. Although we continue to seek strategic investors or partners, in light of our current cash position, we implemented a significant reduction in our workforce during 2009 and may in the near term be forced to cease or further curtail operations. An inability to raise additional funding in the very near term may cause us to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations and increase the likelihood that our stockholders could face the loss of all or a substantial part of their equity investment.

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

Since our inception, we have incurred net losses, including net losses of $18.4 million for the six months ended June 30, 2010 and $25.0 million for the year ended December 31, 2009, and have incurred negative cash flows from operations. As a result of ongoing losses, we had an accumulated deficit of approximately $140.4 million and $122.0 million as of June 30, 2010 and December 31, 2009, respectively. We expect to continue to incur significant losses as we enter commercialization and expand our manufacturing capacity and may never achieve or maintain profitability. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase to the extent we continue to develop our manufacturing technologies, build manufacturing lines, establish our sales and distribution network, implement internal systems and infrastructure and hire additional personnel.

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

Current and future litigation against us may be costly and time consuming to defend, and the outcome of current litigation could affect our ability to continue operations in California.

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

As described in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q, on September 9, 2009, BMR-Gateway Blvd., LLC (the “Landlord”), filed an unlawful detainer action against us alleging damages in the amount of $838,078 and seeking to recover possession of the premises we occupy at our Newark, California location. In December 2009, we negotiated a settlement in that action. In lieu of a trial, the Parties had stipulated to a judgment of possession in the event that we breach the Settlement Agreement for 1) failure to pay rent as indicated in the Settlement, 2) failure to cure all alleged defaults under the lease, and/or 3) failure to vacate the premises after a proper notice of termination or if any alleged defaults have not been cured by June 1, 2010. As of June 1, 2010 we were unable to cure all alleged defaults under the lease. On July 15, 2010, we were notified by the Landlord that the lease was forfeited and terminated, and that the Landlord has received a judgment for possession of the premises. In vacating the building, we will incur significant costs to relocate to a new facility and we may lose valuable research and development time during this process.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 14, 2010, the Company issued 162,162 shares of common stock to Gordon Prill, Inc. (“Gordon Prill”) as part of a settlement agreement for all remaining outstanding obligations due to Gordon Prill of approximately $300,000 with respect to general contractor services performed at the Company’s Newark, CA facility. These shares were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

(a) None.

(b) None.

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: August 23, 2010	By:	/S/ MAGNUS RYDE
Magnus Ryde
Chief Executive Officer (Principal Executive Officer)

Date: August 23, 2010	By:	/S/ CHRISTOPHER T. LAIL
Christopher T. Lail
Vice President & Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.