Form 10-Q
period 2010-09-30
DAYSTAR TECHNOLOGIES INC
filed 2010-11-15
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File No. 001-34052

DayStar Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1390053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 South Milpitas Boulevard Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

(408) 582-7100

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 8, 2010
Common Stock par value $0.01 per share	5,014,659

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2010

Part I – Financial Information

Item 1. Financial Statements

Balance Sheets—As of September 30, 2010 (unaudited) and December 31, 2009	3

Statements of Operations—For the Three Months and Nine Months Ended September 30, 2010 and 2009 and For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2010 (unaudited)	4

Statement of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2010 (unaudited)	5

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2010 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II – Other Information

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. (Removed and Reserved)	22

Item 5. Other Information	22

Item 6. Exhibits	23

Signatures	24

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$187,408	$17,320
Other current assets	397,102	343,083

Total current assets	584,510	360,403

Property and Equipment, at cost	27,203,439	52,915,965
Less accumulated depreciation and amortization	(5,482,831)	(6,388,914)

Net property and equipment	21,720,608	46,527,051

Other Assets:
Other assets	37,922	246,396

Total Assets	$22,343,040	$47,133,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$11,918,606	$18,387,530
Notes and capital leases payable, current portion, net of discount of $3,445,053 and $795,413, respectively	1,809,947	1,629,587
Deferred rent, current portion	—	139,870

Total current liabilities	13,728,553	20,156,987
Long-Term Liabilities:
Deferred rent	—	3,452,790
Conversion feature	6,173,571	251,618
Stock warrants	24,855	131,835

Total long-term liabilities	6,198,426	3,836,243
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 4,595,625 and 3,767,290 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	45,955	37,672
Additional paid-in capital	150,202,725	145,106,851
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(137,687,228)	(111,858,512)

Total stockholders’ equity	2,416,061	23,140,620

Total Liabilities and Stockholders’ Equity	$22,343,040	$47,133,850

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to September 30, 2010
	2010	2009	2010	2009
Revenue:
Product revenue	$—	$—	$—	$—	$3,528
Research and development contract revenue	—	—	—	—	615,000

Total revenue	—	—	—	—	618,528
Costs and Expenses:
Research and development	210,869	2,998,177	5,264,054	12,164,271	60,263,953
Selling, general and administrative	1,328,056	2,006,535	4,661,127	4,846,650	34,138,191
Restructuring	1,979,819	—	9,745,407	—	13,025,458
Depreciation and amortization	375,515	807,716	1,745,367	2,795,026	13,662,593

Total costs and expenses	3,894,259	5,812,428	21,415,955	19,805,947	121,090,195
Other (Expense) Income:
Other (expense) income	(46,720)	(341,985)	(32,345)	(485,278)	2,230,774
Interest expense	(185,610)	(36,390)	(413,534)	(105,597)	(2,944,150)
Amortization of note discount and financing costs	(1,809,947)	(107,483)	(3,341,963)	(107,483)	(13,362,237)
Gain on derivative liabilities	3,399,283	128,983	4,274,348	28,341	7,850,788
Loss on extinguishment of debt	(4,899,267)	—	(4,899,267)	—	(10,990,736)

Total other (expense) income	(3,542,261)	(356,875)	(4,412,761)	(670,017)	(17,215,561)

Net Loss	$(7,436,520)	$(6,169,303)	$(25,828,716)	$(20,475,964)	$(137,687,228)

Weighted Average Common Shares Outstanding (Basic And Diluted)	4,582,153	3,706,098	4,176,480	3,712,433

Net Loss Per Share (Basic and Diluted)	$(1.62)	$(1.66)	$(6.18)	$(5.52)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2010

(Unaudited)

					Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
BALANCES , July 1, 2005	564,806	$5,648	3,222	$32	$22,488,624	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 -12/05 at $54.00—$74.00 per share	132,305	1,323	—	—	7,218,879	—	—	—	7,220,202
Conversion of Class B common stock	6,444	64	(3,222)	(32)	(32)	—	—	—	—
Share-based compensation	4,306	43	—	—	412,257	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	707,861	$7,078	—	$—	$30,119,728	$(403,710)	$(10,145,391)	$(3,904,151)	$15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $18.54—$67.50 per share	14,757	148	—	—	671,725	—	—	—	671,873
Share-based compensation	19,674	197	—	—	1,322,523	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 -12/06	127,004	1,270	—	—	7,376,889	—	—	—	7,378,159
Warrants issued for placement of convertible note at $48.42 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	869,296	$8,693	—	$—	$40,451,416	$—	$(10,145,391)	$(24,345,352)	$5,969,366
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $18.00—$31.05 per share	57,578	576	—	—	3,173,741	—	—	—	3,174,317
Share-based compensation	21,826	218	—	—	4,089,826	—	—	—	4,090,044
Issuance of shares pursuant to offering, 2/07 at $18.00 per share	277,777	2,778	—	—	4,997,222	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $38.25 per share, net of offering costs	1,916,668	19,166	—	—	67,875,752	—	—	—	67,894,918

					Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
Shares issued in payment of principal and interest on convertible note, 1/07 at $13.41 per share and 2/07 at $18.00 per share	430,598	4,306	—	—	7,322,619	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $18.00 per share	50,841	508	—	—	2,397,163	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

BALANCES, December 31, 2007	3,624,584	$36,245	—	$—	$135,677,017	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Exercise of stock options, 6/08 at $28.26 per share	178	2	—	—	5,022	—	—	—	5,024
Share-based compensation	90,667	906	—	—	4,794,222	—	—	—	4,795,128
Net loss	—	—	—	—	—	—	—	(26,330,271)	(26,330,271)

BALANCES , December 31, 2008	3,715,429	$37,153	—	$—	$140,476,261	$—	$(10,145,391)	$(86,818,484)	$43,549,539
Share-based compensation	51,861	519	—	—	4,133,012	—	—	—	4,133,531
Warrants issued in connection with convertible note at $4.50 per share	—	—	—	—	497,578	—	—	—	497,578
Net loss	—	—	—	—	—	—	—	(25,040,028)	(25,040,028)

BALANCES, December 31, 2009	3,767,290	$37,672	—	$—	$145,106,851	$—	$(10,145,391)	$(111,858,512)	$23,140,620

Exercise of warrants, 7/10 at $0.90 per share	42,741	427	—	—	46,329	—	—	—	46,756
Share-based compensation	623,432	6,234	—	—	4,046,686	—	—	—	4,052,920
Warrants issued in connection with convertible note at $2.70 - $4.50 per share	—	—	—	—	704,481	—	—	—	704,481
Shares issued in settlement of liabilities at $1.85 per share	162,162	1,622	—	—	298,378	—	—	—	300,000
Net loss	—	—	—	—	—	—	—	(25,828,716)	(25,828,716)

BALANCES, September 30, 2010	4,595,625	$45,955	—	$—	$150,202,725	$—	$(10,145,391)	$(137,687,228)	$2,416,061

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period from July 1, 2005 (Inception of the Development Stage) to September 30, 2010

	For the Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(25,828,716)	$(20,475,964)	$(137,687,228)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,745,367	2,795,026	13,662,593
Share-based compensation	4,052,920	3,005,957	18,651,758
Non-cash interest	413,534	94,573	2,183,751
Amortization of note discount and non-cash financing costs	3,306,963	107,483	12,785,538
(Gain) on derivative liabilities	(4,274,348)	(28,341)	(7,850,788)
Non-cash restructuring	9,745,407	—	11,023,660
Loss on sale of fixed assets	46,720	340,622	387,342
Loss on extinguishment of debt	4,899,267	—	10,990,736
Changes in operating assets and liabilities:
Other assets	99,117	35,678	(471,674)
Accounts payable and accrued expenses	3,071,964	(2,528,740)	6,662,477
Deferred rent	—	385,917	1,595,239
Deferred revenue	—	—	217,618

Net cash used in operating activities	(2,721,805)	(16,267,789)	(67,848,978)
Cash Flows from Investing Activities:
Purchase of investments	—	—	(71,957,732)
Proceeds from sale of investments	—	—	72,662,973
Purchase of equipment and improvements	—	(2,929,698)	(42,570,127)
Proceeds from sale of assets	23,000	1,925,000	1,951,120

Net cash provided by (used in) investing activities	23,000	(1,004,698)	(39,913,766)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	—	78,312,500
Proceeds from issuance of notes	2,830,000	2,000,000	29,255,000
Payments on notes and capital leases	—	(171,983)	(11,495,310)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	38,893	—	8,849,013

Net cash provided by financing activities	2,868,893	1,828,017	98,578,824

Increase (decrease) in cash and cash equivalents	170,088	(15,444,470)	(9,183,920)
Cash and cash equivalents, beginning of period	17,320	17,120,401	9,371,328

Cash and cash equivalents, end of period	$187,408	$1,675,931	$187,408

Supplemental Cash Flow Information:
Cash paid for interest	$—	$11,024

Non-Cash Transactions:
Beneficial conversion feature on convertible note	$6,173,571	$1,128,066

Accrued Property & Equipment	$5,949,420	$12,643,733

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited financial statements. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed balance sheet as of December 31, 2009 has been derived from audited financial statements. The results of operations for the nine months ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at September 30, 2010 and the results of its operations and its cash flows for the nine months ended September 30, 2010 and 2009 and for the period from July 1, 2005 (Inception of the Development Stage) to September 30, 2010.

Reverse Stock Split—On April 23, 2010, the Company’s shareholders approved a reverse stock split of its issued and outstanding common shares in the range of one-for-five to one-for-nine, with the final ratio to be selected by the Company’s Board of Directors. The total authorized shares of common stock remained unchanged at 120,000,000. The Board of Directors selected a ratio of one-for-nine and the reverse stock split was effective on May 11, 2010. Trading of the Company’s common stock on the NASDAQ Capital Market on a split-adjusted basis began at the open of trading on May 12, 2010. The reverse stock split affected all shares of the Company’s common stock, as well as options to purchase the Company’s common stock and other equity incentive awards, as well as convertible debt instruments and warrants that were outstanding immediately prior to the effective date of the reverse stock split. All references to common shares and per-share data for prior periods have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

2. Liquidity and Future Operations:

The Company’s financial statements for the year ended December 31, 2009 and for the nine months ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $25.8 million for the nine months ended September 30, 2010. The net loss for the nine months ended September 30, 2010 includes non-cash expenses of $19.9 million. The Company anticipates it will continue to incur losses in the future as it commercializes its product. As noted herein, as a result of the Company’s current liquidity, there is substantial doubt as to its ability to continue as a going concern.

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

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In order to address its financial requirements and commercialize its product, the Company has engaged financial advisors to seek long-term strategic investments and partnerships. To date, the Company has been unable to raise substantial additional capital or complete an agreement with an investor or strategic partner. Those potential partnerships, if consummated, could include joint ventures, licensing agreements, contract manufacturing agreements, a reverse merger with or an acquisition of DayStar. Although the Company continues to seek strategic investors or partners, in light of its current cash position, the Company may in the near term be forced to cease or further curtail operations. The Company has implemented cost savings measures to limit its cash outflows while pursuing strategic investments and partnerships.

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

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company reported a liability of $420,000 at September 30, 2010 and December 31, 2009, respectively.

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. The Company recognized no revenue for the nine months ended September 30, 2010 and 2009, respectively.

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

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Share-based compensation expense for the three and nine months ended September 30, 2010 and 2009 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Share-based compensation:
Selling, general and administrative	$369,453	$823,062	$2,471,794	$1,314,187
Research and development	63,218	507,262	1,581,126	1,691,770

Total share-based compensation	$432,671	$1,330,324	$4,052,920	$3,005,957

During the nine months ended September 30, 2010, the Company granted options to purchase 622,228 shares of common stock at an exercise price of $3.60 per share, all with a contractual life of ten years. Options to purchase 99,071 shares of common stock were forfeited during the nine months ended September 30, 2010. During the nine months ended September 30, 2010 there were restricted stock units granted to purchase 444,063 shares of common stock and restricted stock units to purchase 26,672 shares of common stock were forfeited. Also, as part of the Company’s cost savings measures, 163,559 shares of common stock were issued in lieu of cash for payroll to certain employees during the nine months ended September 30, 2010.

Subsequent to September 30, 2010 and through the date of this filing, there were no options or restricted stock units granted or forfeited. There were 70,108 shares of common stock issued in lieu of cash for payroll to certain employees subsequent to September 30, 2010 and through the date of this filing.

Derivative Stock Warrants—Certain terms in a convertible note and related documents issued on May 25, 2006 as well as subsequent agreements entered into on January 19, 2007, namely the potential for cash settlement, require that the warrants issued in conjunction with these documents be treated as a derivative instrument and, therefore, classified as a liability on the balance sheet. As such, the liability must be adjusted to fair value at the end of each reporting period and any changes in fair value reported as a gain or loss on derivative liabilities in the statement of operations. In the event of a change in control of the Company, the warrant holders have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. The Black-Scholes option-pricing model is used to estimate the warrant fair values. The Company has recorded liabilities on the balance sheet of $24,855 and $131,835 at September 30, 2010 and December 31, 2009, respectively, which represent the amount of potential cash settlement due to the warrant holders in the event of a change in control.

Restructuring—Restructuring expenses were $1,979,819 and $9,745,407 for the three months and nine months ended September 30, 2010, respectively. In June 2010, the Company was unable to cure all alleged defaults under the lease for its Newark facility and on July 15, 2010, it was notified by its landlord that the lease for the facility was forfeited and terminated, and that the landlord has received a judgment for possession of the premises. Therefore, the Company recorded an impairment charge for the book value of the leasehold improvements for this facility and the write-off of any non-cash deferred rent. The Company also recorded impairment charges on certain equipment during the nine months ended September 30, 2010.

Reclassifications—Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation. Such reclassifications had no impact on net loss.

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

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to the SEC Rule, Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies. The adoption of ASU 2010-21 did not have any impact on the Company’s financial statements.

In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics. This ASU amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112, which amended or rescinded a portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805, Business Combinations, and ASC 810, Consolidation. The adoption of ASU 2010-22 did not have any impact on the Company’s financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Secured Convertible Notes and Warrants

Beginning in September 2009, the Company has entered into a series of agreements with various lenders (the “Lenders”) to provide bridge financing to the Company in exchange for convertible notes and warrants. These notes (the “Notes”) each contain terms of six months, are secured by all assets of the Company, and accrue interest at rates of between 8 – 10% per annum. The Lenders may, at their option at any time prior to payment in full of the Notes, elect to convert all or any part of the entire outstanding principal amount of the Notes plus the accrued interest on the then outstanding balance into shares of the Company’s common stock at the conversion price specified in each of the Notes (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of common stock subsequent to the date of such sale or issuance). If between the date of the Notes and such conversion, the Company issues or sells any shares of capital stock, other than certain excluded securities (a “Future Issuance”), at a per share price below the original conversion price specified in the Notes, then the conversion price of the Notes will be reduced to the price of such Future Issuance. During the three months ended September 30, 2010, the Company issued convertible notes totaling $800,000 and as of September 30, 2010 the aggregate principal balance of all outstanding convertible notes was $5,255,000. Also, during the three months ended September 30, 2010, the Company and the Lenders agreed to a restructuring of all of the then outstanding notes payable (convertible and non-convertible), in which the Lenders extended the maturity date of the Notes to January 22, 2011 and the exercise price of the outstanding warrants was reduced to $1.25 per share. The shares issuable under the Notes were increased to reflect the new conversion price of $0.90. As of September 30, 2010 the Notes were convertible into 5,838,892 shares of common stock.

The Notes’ conversion features were determined to be embedded derivative liabilities and therefore were bifurcated from the Notes and recorded as a discount to the Notes at their fair value at issuance and are required to be adjusted to fair value at the end of each reporting period. The change in fair value of the conversion features, calculated using the Black Scholes model, is recorded as a gain or loss on derivative liabilities. The fair value of the conversion features for the new notes in the aggregate principal amount of $800,000 issued during the third quarter of 2010 exceeded the principal amount of the notes by $890,935 and this excess was charged to loss on derivative liabilities.

Additionally, the restructuring of all the other outstanding Notes during the three months ended September 30, 2010 resulted in the extinguishment of the original notes and recording of new notes. The Company recorded new conversion features based on the terms of the restructured Notes with the difference between the fair value of the conversion features over the principal amounts of the Notes recorded as loss on extinguishment of debt. The conversion feature fair value at September 30, 2010 and December 31, 2009 were $6,173,571 and $251,618, respectively. The change in fair value of the conversion features during the three months and nine months ended September 30, 2010 resulted in a gain on derivative liabilities of $4,323,393 and $5,078,885, respectively.

The proceeds remaining, if any, after allocation to the conversion features are allocated on a relative fair value basis between the Notes and the warrants and the amounts allocated to the warrants, calculated using the Black Scholes model, are recorded as additional note discount. The discount attributable to the issuance date aggregate fair value of the conversion features and warrants, totaling $5,255,000, is being amortized using the effective interest method over the terms of the Notes. During the three months and nine months ended September 30, 2010, $1,809,947 and $3,306,963, respectively, of this discount was amortized to expense. The total loss on extinguishment of debt due to the restructuring of the Notes during the third quarter of 2010 was $4,899,267, and included the write-off of the remaining discount on the original notes, as well as the difference between the fair value of the conversion features over the principal amounts of the restructured notes.

The warrants issued in connection with these Notes are exercisable upon issuance (with the exception of the warrants issued to Dynamic Worldwide Solar Energy, LLC) and entitle the Lenders to purchase up to 1,850,005 shares of common stock at an exercise price of $1.25 per share, as adjusted for standard anti-dilution provisions and are exercisable for a period of 2 – 7 years from their respective issuance dates. In October 2010, warrants to purchase an additional 3,485,185 shares of common stock at exercise prices ranging from $1.25 – $1.70 per share were issued to certain of the Lenders.

As a result of free-standing registration rights agreements, the Company has an obligation to register the shares underlying the Notes and warrants and has a continuing obligation to keep the registration statement effective. Failure to meet this obligation, as defined, will result in liquidated damages, during the time in which this requirement is not met. The Lenders have agreed to provide the Company with additional time required to register the shares underlying the Notes and warrants.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the pertinent details of the outstanding notes and warrants as of September 30, 2010.

Lender	Principal Amount	Discount	Note Payable (net of discount)	Note Conversion Shares Issuable	Conversion Price	Warrants	Warrant Exercise Price
Peter Lacey (1)	$3,075,000	$1,894,865	$1,180,135	3,416,668	$0.90	724,074	$1.25
Michael Moretti	750,000	462,162	287,838	833,335	$0.90	485,188	$1.25
John Gorman	700,000	431,351	268,649	777,778	$0.90	333,334	$1.25
William Steckel (2)	30,000	18,486	11,514	33,333	$0.90	11,112	$1.25
Robert Weiss (3)	50,000	30,811	19,189	55,556	$0.90	55,556	$1.25
Dynamic Worldwide Solar Energy, LLC.	650,000	607,378	42,622	722,222	$0.90	240,741	$1.25
	$5,255,000	$3,445,053	$1,809,947	5,838,892		1,850,005

(1)	Mr. Lacey is Chairman of the Board of Directors for the Company.
(2)	Mr. Steckel is a Director of the Company and the former Chief Executive Officer and Chief Financial Officer.
(3)	Mr. Weiss is the Company’s Chief Technology Officer.

The following table summarizes the pertinent details of the outstanding notes and warrants as of December 31, 2009.

Lender	Principal Amount	Discount	Note Payable (net of discount)	Shares Issuable	Conversion Price	Warrants	Exercise Price
Peter Lacey	$2,425,000	$795,413	$1,629,587	370,371	$5.40	351,852	$4.50

Mr. Lacey is Chairman of the Board of Directors for the Company.

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

The conversion feature liability on the balance sheet at September 30, 2010 and December 31, 2009, and the change in the liability for the nine months ended September 30, 2010 and 2009 is summarized as follows:

Conversion Feature Liability
Balance, December 31, 2008	$—
New debt issuances	1,324,825
Change in fair value	(196,759)

Balance, September 30, 2009	$1,128,066

Balance, December 31, 2009	$251,618
New debt issuances	11,000,838
Change in fair value	(5,078,885)

Balance, September 30, 2010	$6,173,571

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company is accounting for free-standing warrants issued in May 2006 and February 2007 in connection with a convertible note, as derivative liabilities in accordance with FASB ASC 815 Derivatives and Hedging, due to the potential for cash settlement. In the event of a change in control of the Company, the warrant holders would have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. Therefore, in accordance with ASC 820, Fair Value Measurements and Disclosures, the warrant liabilities are adjusted to their fair value at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the warrants and the change in fair value each period is reported as gain or loss on derivative liabilities. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the value of the Company’s common stock on the NASDAQ Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the value of the Company’s common stock on the NASDAQ Capital Market. At December 31, 2009, there were 66,667 warrants outstanding that were considered derivative liabilities. During the nine months ended September 30, 2010, 42,741 warrants were exercised for common stock and subsequent to September 30, 2010, the remaining 23,926 warrants were exercised for common stock.

The stock warrant liability on the balance sheet at September 30, 2010 represents the amount of potential cash settlement due to the warrant holders in the event of a change in control, and the change in the liability for the nine months ended September 30, 2010 and 2009 is summarized as follows:

Stock Warrant Liability
Balance, December 31, 2008	$125,481
Change in fair value	168,417

Balance, September 30, 2009	$293,898

Balance, December 31, 2009	$131,835
Exercises	(7,862)
Change in fair value	(99,118)

Balance, September 30, 2010	$24,855

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009. There were no financial assets subject to the provisions of ASC 820 as of September 30, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Total
Financial liabilities at September 30, 2010:
Derivative stock warrants	$—	$—	$24,855	$24,855
Conversion feature	—	—	6,173,571	6,173,571

	$—	$—	$6,198,426	$6,198,426

Financial liabilities at December 31, 2009:
Derivative stock warrants	$—	$—	$131,835	$131,835
Conversion feature	—	—	251,618	251,618

	$—	$—	$383,453	$383,453

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

7. Subsequent Events

Settlement of Liabilities

On October 20, 2010, the Superior Court of the State of California for the County of Los Angeles (the “Court”) entered an Order Approving Stipulation for Settlement of Claim (the “Order”) in the matter entitled Socius CG II, Ltd. v. DayStar Technologies, Inc. The Order provides for the full and final settlement of Socius GC II, Ltd.’s (“Socius”) $977,147.59 claim against the Company (the “Claim”). Socius purchased the Claim from fourteen creditors of the Company, pursuant to the terms of the Claim Purchase Agreements as negotiated by the Company with the respective vendors. Pursuant to the terms of the Order, on October 21, 2010, the Company issued and delivered to Socius 325,000 shares of its common stock (the “Settlement Shares”), subject to adjustment as set forth in the Order. In accordance with the Order, the Company issued Socius an additional 115,000 shares on November 10, 2010 to adjust for the change in the volume weighted average share price of the Company’s common stock during the period since the issuance of the Settlement Shares and to cover certain expenses of the transaction.

In no event will the aggregate number of shares of the Company’s common stock issued to Socius or its designee in connection with the settlement of the Claim, aggregated with any other shares of the Company’s common stock issued to Socius and/or its designees, at any time exceed 19.99% of the total number of shares of common stock outstanding immediately preceding the date of the Order unless the Company has obtained either (1) stockholder approval of the issuance of more than such number of shares of its common stock pursuant to NASDAQ Marketplace Rule 5635(d) or (2) a waiver from NASDAQ of its compliance with Rule 5635(d).

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

In order to raise the capital required to commercialize our product, we have engaged financial advisors to assist us in exploring strategic transactions.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

Certain reclassifications have been made to the 2009 financial information to conform to the 2010 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $210,869 for the three months ended September 30, 2010 compared to $2,998,177 for the three months ended September 30, 2009, a decrease of $2,787,308 or 93%. The decrease is primarily due to the cost savings measures implemented including a reduction in our workforce as well as the consolidation of our facilities into one location in California and a reduction in expenditures for materials, supplies and consultants. Also, in July 2009, we sold substantially all our tangible assets at our Halfmoon, NY facility to Veeco Compound Semiconductor, Inc. (“Veeco”) for $1.925 million and Veeco hired the 18 research and development employees located at the facility. This transaction further reduced our research and development expenses for the three months ended September 30, 2010 as compared with the same period in the prior year. We also experienced a decrease in share based compensation of $444,044 during the three months ended September 30, 2010 as compared with the three months ended September 30, 2009.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,328,056 for the three months ended September 30, 2010 compared to $2,006,535 for the three months ended September 30, 2009, a decrease of $678,479 or 34%. During the three months ended September 30, 2010 we experienced a decrease in selling, general and administrative expenses primarily due to cost savings measures implemented, including a reduction in our workforce as well as a reduction in outside consultants and professional fees. We also experienced a decrease in share based compensation of $453,609 during the three months ended September 30, 2010 as compared with the three months ended September 30, 2009.

Restructuring. Restructuring expenses were $1,979,819 for the three months ended September 30, 2010. There were no restructuring expenses for the three months ended September 30, 2009. Restructuring expenses during the three months ended September 30, 2010 are due to impairment charges recorded on certain equipment.

Depreciation and amortization expense. Depreciation and amortization expense was $375,515 for the three months ended September 30, 2010 compared to $807,716 for the three months ended September 30, 2009, a decrease of $432,201 or 54%. During the second quarter of 2010, we consolidated our California facilities and recorded impairment charges on leasehold improvements and certain equipment which resulted in a decrease in depreciation expense. Also, we experienced a decrease in depreciable assets from the sale of the equipment at our Halfmoon, NY facility in July 2009 which further reduced depreciation expense.

Interest expense. Interest expense was $185,610 for the three months ended September 30, 2010 compared to $36,390 for the three months ended September 30, 2009, an increase of $149,220. The increase in interest expense was due to the interest on convertible notes issued in connection with our bridge financing.

Amortization of note discount and financing costs. Amortization of note discount and financing costs was $1,809,947 for the three months ended September 30, 2010 compared to $107,483 for the three months ended September 30, 2009, an increase of $1,702,464. The convertible notes issued in connection with our bridge financing contain conversion features which result in discounts to the principal amount of the notes payable reflected on our balance sheet, based on the fair value of the conversion features. The discounts on the convertible notes are amortized using the effective interest method over the terms of the notes. The increase in amortization of note discount and financing costs was due to an increase in the convertible notes during the three months ended September 30, 2010 as compared with the three months ended September 30, 2009, as well as a restructuring of the outstanding convertible notes during the third quarter of 2010 which resulted in an increase in the discount on the notes and a corresponding increase in amortization of the discount during the period.

Gain on derivative liabilities. Gain on derivative liabilities was $3,399,283 for the three months ended September 30, 2010 compared to a gain of $128,983 for the three months ended September 30, 2009. The conversion features on the convertible notes issued in conjunction with our bridge financing during 2009 and 2010 are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the three months ended September 30, 2010, our common stock price decreased which caused a decrease in the fair value of the conversion features, resulting in a gain on derivative liabilities. Additionally, during the three months ended September 30, 2010, we issued new convertible notes and the fair value of the conversion features for the new notes exceeded the principal amount the notes. The excess of the fair value of the conversion features over the principal amount of the notes of $890,935 was charged to loss on derivative liabilities, which partially offset the gain on derivative liabilities during the period.

Loss on extinguishment of debt. Loss on extinguishment of debt was $4,899,267 for the three months ended September 30, 2010. There was no loss on extinguishment of debt during the three months ended September 30, 2010. During the three months ended September 30, 2010, we restructured all of our existing convertible notes which resulted in the extinguishment of the original notes on our balance sheet and the recording of new notes and corresponding conversion features. The fair value of the conversion features for the restructured notes exceeded the principal amount the notes and the excess of the fair value of the conversion features over the principal amount of the notes was charged to loss on extinguishment of debt.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Certain reclassifications have been made to the 2009 financial information to conform to the 2010 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $5,264,054 for the nine months ended September 30, 2010 compared to $12,164,271 for the nine months ended September 30, 2009, a decrease of $6,900,217 or 57%. The decrease is primarily due to the cost savings measures implemented including a reduction in our workforce as well as the consolidation of our facilities into one location in California and a reduction in expenditures for materials, supplies and consultants. Also, in July 2009, we sold substantially all our tangible assets at our Halfmoon, NY facility to Veeco Compound Semiconductor, Inc. (“Veeco”) for $1.925 million and Veeco hired the 18 research and development employees located at the facility. This transaction further reduced our research and development expenses for the nine months ended September 30, 2010 as compared with the same period in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses were $4,661,127 for the nine months ended September 30, 2010 compared to $4,846,650 for the nine months ended September 30, 2009, a decrease of $185,523 or 4%. The decrease in selling, general and administrative expenses was primarily due to cost savings measures implemented, including a reduction in our workforce as well as a reduction in outside consultants and professional fees. However, the decrease in selling, general and administrative expenses during the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009 was offset by an increase in share-based compensation of $1,157,607.

Restructuring. Restructuring expenses were $9,745,407 for the nine months ended September 30, 2010. There were no restructuring expenses for the nine months ended September 30, 2009. In June 2010, we were unable to cure all alleged defaults under the lease for our Newark facility and on July 15, 2010, we were notified by our landlord that the lease for the facility was forfeited and terminated, and that the landlord has received a judgment for possession of the premises. Therefore, we recorded an impairment charge for the book value of the leasehold improvements for this facility and the write-off of any non-cash deferred rent, in the amount of $3,509,763. Additionally, we recorded impairment charges of $6,235,644 on certain equipment during the nine months ended September 30, 2010.

Depreciation and amortization expense. Depreciation and amortization expense was $1,745,367 for the nine months ended September 30, 2010 compared to $2,795,026 for the nine months ended September 30, 2009, a decrease of $1,049,659 or 38%. During the second quarter of 2010, we consolidated our California facilities and recorded impairment charges on leasehold improvements and certain equipment which resulted in a decrease in depreciation expense. Also, we experienced a decrease in depreciable assets from the sale of the equipment at our Halfmoon, NY facility in July 2009 which further reduced depreciation expense.

Interest expense. Interest expense was $413,534 for the nine months ended September 30, 2010 compared to $105,597 for the nine months ended September 30, 2009, an increase of $307,937. The increase in interest expense was due to the interest on convertible notes issued in connection with our bridge financing.

Amortization of note discount and financing costs. Amortization of note discount and financing costs was $3,341,963 for the nine months ended September 30, 2010 compared to $107,483 for the nine months ended September 30, 2009, an increase of $3,234,480. The convertible notes issued in connection with our bridge financing contain conversion features which result in discounts to the principal amount of the notes payable reflected on our balance sheet, based on the fair value of the conversion features. The discounts on the convertible notes are amortized using the effective interest method over the terms of the notes. The increase in amortization of note discount and financing costs was due to an increase in the convertible notes during the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009, as well as a restructuring of the outstanding convertible notes during the third quarter of 2010 which resulted in an increase in the discount on the notes and a corresponding increase in amortization of the discount during the period.

Gain on derivative liabilities. Gain on derivative liabilities was $4,274,348 for the nine months ended September 30, 2010 compared to a gain of $28,341 for the nine months ended September 30, 2009. The conversion features on the convertible notes issued in conjunction with our bridge financing during 2009 and 2010 are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the nine months ended September 30, 2010, our common stock price decreased which caused a decrease in the fair value of the conversion features, resulting in a gain on derivative liabilities. Additionally, during the third quarter of 2010, we issued new convertible notes and the fair value of the conversion features for the new notes exceeded the principal amount the notes. The excess of the fair value of the conversion features over the principal amount of the notes of $890,935 was charged to loss on derivative liabilities, which partially offset the gain on derivative liabilities during the period.

Loss on extinguishment of debt. Loss on extinguishment of debt was $4,899,267 for the nine months ended September 30, 2010. There was no loss on extinguishment of debt during the nine months ended September 30, 2010. In the third quarter of 2010, we restructured all of our existing convertible notes which resulted in the extinguishment of the original notes on our balance sheet and the recording of new notes and corresponding conversion features. The fair value of the conversion features for the restructured notes exceeded the principal amount the notes and the excess of the fair value of the conversion features over the principal amount of the notes was charged to loss on extinguishment of debt.

Liquidity and Capital Resources

At September 30, 2010, our cash and cash equivalents totaled $187,000 compared to $17,000 at December 31, 2009.

We are in the development stage, and as such, have historically reported net losses, including a net loss of $25.8 million for the nine months ended September 30, 2010. The net loss for the nine months ended September 30, 2010 includes non-cash expenses of $19.9 million. We anticipate incurring losses in the future, as we complete the commercialization of our products, invest in research and development, and incur associated administrative and operating costs. Our financial statements for the year ended December 31, 2009 and the nine months ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As noted herein, as a result of our current liquidity, there is substantial doubt as to our ability to continue as a going concern.

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

Beginning in September 2009, we have funded our operations through a series bridge financing transactions in which we have issued convertible notes with an aggregate principal amount of $5,255,000 and also issued warrants exercisable for shares of our common stock.

In order to address our immediate capital requirements and commercialize our product, we have engaged financial advisors to seek long-term strategic investments and partnerships. To date, we have been unable to raise substantial additional capital or complete an agreement with an investor or strategic partner. Although we continue to seek strategic investors or partners, in light of our current cash position, we may in the near term be forced to cease or further curtail operations.

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

Commitments. At September 30, 2010, we had outstanding approximately $1.0 million of purchase orders for equipment. Other material commitments include employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases and certain other commitments entered into in the ordinary course of business.

As discussed in Part II Item 1. Legal Proceedings, on July 15, 2010, we were notified by the landlord for our Newark, California facility that the lease for the facility was forfeited and terminated, and that the landlord has received a judgment for possession of the premises. On August 15, 2010, we leased approximately 32,000 square feet of warehouse and office space in Milpitas, California and have relocated our development and production equipment, as well as our corporate headquarters to this location.

We also maintain leases for certain office equipment.

As discussed under Commitments, at September 30, 2010, we had approximately $1.0 million in commitments under outstanding purchase orders for equipment. Generally, we are required to remit any balances due to the suppliers upon delivery and acceptance of the equipment.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including routine employment matters. The following is a summary of legal proceedings to which we are a party at this time.

On January 6, 2010, New York State Urban Development, d/b/a/ Empire State Development Corporation (“ESDC”), filed a breach of contract action against us. This action stems from the Grant Disbursement Award we entered into with ESDC when we relocated our headquarters to New York in 2004. ESDC has obtained a judgment for $420,000 in damages in this action plus interest and penalties.

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

In order to continue operations, including development and commercialization efforts, we require immediate and substantial additional capital beyond our current cash on hand. To date, we have been unable to raise significant additional capital or complete an agreement with an investor or strategic partner. Although we continue to seek strategic investors or partners, in light of our current cash position, we implemented a significant reduction in our workforce during 2009 and 2010 and may in the near term be forced to cease or further curtail operations. An inability to raise additional funding in the very near term may cause us to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations and increase the likelihood that our stockholders could face the loss of all or a substantial part of their equity investment.

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

Since our inception, we have incurred net losses, including net losses of $25.8 million for the nine months ended September 30, 2010 and $25.0 million for the year ended December 31, 2009, and have incurred negative cash flows from operations. As a result of ongoing losses, we had an accumulated deficit of approximately $147.8 million and $122.0 million as of September 30, 2010 and December 31, 2009, respectively. We expect to continue to incur significant losses as we enter commercialization and expand our manufacturing capacity and may never achieve or maintain profitability. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase to the extent we continue to develop our manufacturing technologies, build manufacturing lines, establish our sales and distribution network, implement internal systems and infrastructure and hire additional personnel.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

(a) None.

(b) None.

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: November 15, 2010	By:	/S/ MAGNUS RYDE
Magnus Ryde
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	By:	/S/ CHRISTOPHER T. LAIL
Christopher T. Lail
Vice President & Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.