Form 10-K
period 2010-12-31
DAYSTAR TECHNOLOGIES INC
filed 2011-03-31
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $4,607,612, computed by reference to the last sale price of the common stock on that date as reported by The Nasdaq Capital Market and excludes an aggregate of 35,617 shares of the registrant’s common stock held by officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2010, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2010 if such stockholder (i) beneficially owned 5% or more of the registrant’s common stock, as determined based on public filings, and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at June 30, 2010. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 28, 2011, there were 8,416,054 shares of the registrant’s common stock outstanding.

DAYSTAR TECHNOLOGIES, INC.

Annual Report on Form 10-K

Year Ended December 31, 2010

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

ii

PART I

Item 1.    Business

Overview

We have developed a proprietary thin film deposition technology for solar photovoltaic (“PV”) products. We utilize a proprietary one-step sputter deposition process and have manufactured a commercial scale deposition tool to apply high-efficiency copper indium gallium diselenide (“CIGS”) material over large area glass substrates in a continuous fashion. We believe this proprietary tool, when combined with commercially available thin film manufacturing equipment, will provide a critically differentiated manufacturing process to produce low-cost monolithically integrated, CIGS-on-glass modules that address the grid-tied, ground-based PV market. We are pursuing a strategy to produce CIGS-on-glass modules utilizing offshore manufacturing.

We believe this proprietary deposition process, when operated at an annual capacity of approximately 100 megawatts, will achieve a total module manufacturing cost of less than $1.00 per watt. This cost would be competitive with the lowest in the solar PV industry. Using this approach, we have achieved greater than 15% cell efficiencies over large areas on CIGS PV devices, and we believe that this approach will enable module efficiencies greater than 13%.

In October 2007, we completed a follow-on public offering in which we sold 17,250,000 shares of our common stock. Our net proceeds from the offering were approximately $68 million. We have used these proceeds to develop our proprietary deposition process and to build our prototype and commercial scale deposition tools. In the near term, we will require substantial funds beyond our current cash on hand in order to pursue a strategic partnership (or partnerships) to commercialize the CIGS modules, to pursue offshore manufacturing, to fund future operations and to expand our capacity.

Strategies

Our goal is to be a leading supplier of solar PV modules by becoming one of the lowest cost-per-watt commercial-scale solar manufacturers. We intend to pursue the following strategies to achieve this goal:

•

Address the existing solar PV market using monolithic CIGS-on-glass. DayStar’s product strategy targets high-performance, low-cost CIGS-on-glass modules to meet the demands of the large and rapidly growing PV utility market. The CIGS module design is ‘plug-and-play’ compatible with the leading thin film PV module supplier. Utilizing approximately the same form factor, current-to-voltage ratio, weight and components used in existing panels will enable rapid market acceptance by providing compatibility with mounting, wire harnessing and logistics systems currently used in the market. We intend to address the significant unmet demand for solar PV modules by partnering with an offshore manufacturer using commercially available equipment in conjunction with our proprietary deposition tool to produce CIGS-on-glass modules.

•

Pursue strategic partnerships. The financial crisis has adversely affected the ability of companies such as DayStar to raise the capital required to develop its production capabilities. DayStar has embarked on a formal process to form strategic partnerships that will allow us to use our proprietary CIGS deposition tool and related know how to partner with an offshore manufacturing source and to commercialize the CIGS modules. We are currently in discussions with several potential strategic partners to implement this strategy. There can be no assurance we will be able to reach a definitive agreement with any of those potential partners.

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

•

Continue to reduce costs. We have identified specific steps in the manufacturing process that would allow us to further reduce both the capital cost and operating cost of production after initial start-up.

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

To meet these challenges, governments, businesses and consumers often support the development of alternative energy sources, such as solar power, to generate electricity. The support programs may be in the form of quotas (including renewable portfolio standards and tendering systems), net metering systems, and feed-in tariffs (FiTs). Financial incentives may also be provided in the form of tax incentives, grants, loans, rebates and production incentives.

The near term growth of the market for on grid applications, where solar energy is used to supplement the electricity a consumer purchases, depends significantly on the availability and size of government subsidies and incentives. The growth in the industry has largely been in Germany, Spain, Japan, the United States, and Italy where the incentives are most favorable. Although public support for solar subsidies appears to remain generally positive, significant growth in solar installations has caused some governments, particularly in major European countries, to balance or reduce the cost of subsidies relative to other governmental expenditures. The expectation of policy makers is that as the industry develops, costs will decline so that solar electricity becomes competitive with conventional electricity sources and subsidy and incentive requirements can be reduced. Achieving lower costs that are competitive with conventional sources, or ‘grid parity’, is expected to open up a much larger market opportunity.

Photovoltaic Systems

The PV effect is the term used to describe the absorption of light and its conversion to electrical power by solar cells. Most commercial solar modules are made of the semiconductor material silicon and have a top and bottom electrical contact to move the electricity out of the solar cell. The functionality of a solar cell is determined by its efficiency in converting sunlight into electricity. For every 1,000 watts of sunlight hitting a solar module, most are able to convert this into 60 to 180 watts of electricity.

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

Photovoltaic Technologies

There are several different semiconductor technologies used in the solar PV industry. Crystalline silicon, or c-Si, is the dominant technology with approximately 80% market share worldwide. PV modules made with thin films of semiconductors are being increasingly commercialized for use in all market segments.

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

The various crystalline silicon solar panel manufacturing processes involve cutting refined, semiconductor-grade silicon ingots into solar wafers, connecting the wafers in series and packaging them into solar panels. From 2003 until 2009, growth in the market for crystalline silicon photovoltaic systems was negatively impacted by the limited availability of refined silicon, the basic feedstock used in their manufacture. High demand from the photovoltaic and microelectronics industries led to a global shortage of silicon, increasing the price of polysilicon, with the spot price of polysilicon climbing from $30 per kilogram, or kg, in 2003 to $463/kg in 2008, according to New Energy Finance. This price increase, combined with other technological factors, created challenges for crystalline silicon systems to produce electricity at a cost that is comparable to those of traditional fossil fuel sources. As manufacturers of silicon have increased factory capacity, prices for silicon have significantly decreased, though they are not back to previous lows. For example, in the second half of 2010 the weighted-average polysilicon long-term forward contract price remained at $50-$60/kg, and the spot price for polysilicon remained at $70-$80/kg, according to various industry sources.

Thin Films

Solar cells and solar modules made from certain thin films of semiconductors require less raw material to produce than silicon based PV cells. Recent advances in manufacturing and product commercialization have increased worldwide production of thin film PV to approximately 20% of overall PV production in 2010. Thin film solar PV products typically exhibit the following attributes:

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

•

Lower overall material cost: Thin film PV production uses substantially less semiconductor materials than c-Si production. The result of less raw materials combined with inexpensive substrates and scalable manufacturing techniques have resulted in some thin film technologies achieving costs less than $1.00 per watt beginning in 2008.

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

Products

DayStar CIGS-on-glass module

We intend to commercialize a monolithically integrated CIGS-on-glass module to meet the demands of readily available solar PV markets. We are working with our customers and development partners to define the final product specifications consistent with their application requirements. Our current target is to produce monolithically integrated CIGS modules on 1.2 m by 0.6 m glass laminate substrates. They will be designed for high-voltage grid-connected utility and commercial market applications. They will be initially designed to meet industry International Electrotechnical Commission (IEC) certifications for distribution into European markets. We have achieved greater than 15% cell efficiencies over large areas on CIGS PV devices, and we believe that this approach will enable module efficiencies greater than 13% and associated peak power ratings. Other possible configurations may include UL Listing for U.S. sales and modules designed to meet the demands of large commercial rooftop applications in the U.S. market.

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

Marketing and Distribution

We have an agreement with Blitzstrom GmbH through 2011, which requires Blitzstrom to purchase 50% of the solar PV modules we produce based upon our estimated production through 2011. Blitzstrom may also purchase up to 50% of any additional quantities of solar PV modules that exceed these production estimates. The price paid by Blitzstrom will be based on a five percent discount from the fair market wholesale value for comparable commercially available solar PV modules. We have also signed a Letter of Intent with juwi Solar, who is interested in purchasing up to 25% of our production through 2011. We do not expect to be able to deliver any solar modules during 2011.

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

Research, Development and Engineering

Our future success depends, in part, upon our ability to innovate processing methodologies that create enhanced product characteristics. In addition to optimization of CIGS deposition, we intend to develop processes for other layers in the cell stack that may lead to higher conversion efficiency and lower manufacturing costs. Until we raise additional capital, we are unable to undertake significant new development processes.

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

Research and development expenses were $5.5 million for the year ended December 31, 2010 and $14.7 million for the year ended December 31, 2009.

Manufacturing

Our strategy for developing the production line is to focus our development efforts on our proprietary direct deposition sputtering tool, which we believe is critical to making large quantities of CIGS at low costs. Our proprietary deposition tool is custom designed and built. We developed a process that we believe is scalable and allows for continuous processing of high volumes of modules. Most of the remaining tools required in the manufacturing line are commercially available. We intend to partner with an offshore manufacturing source to commercialize our CIGS-on-glass modules.

Raw Materials and Equipment Suppliers

Our manufacturing process allows the use of several raw materials and components to build solar PV modules on commercially available processing and automation equipment. We plan to partner with an offshore manufacturing source to have several suppliers of these materials, components and equipment. Each supplier will undergo a qualification process which may take several months depending on the particular raw material, component or equipment type.

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

The largest thin film solar PV manufacturer today is First Solar, Inc., which is producing a monolithic cadmium telluride module on a commercial scale and at the industry’s lowest reported costs. In addition, there are a number of smaller thin film manufacturers focusing on cadmium telluride. In amorphous silicon technologies, there are companies such as Uni-Solar and Sharp pursuing in-house developed technologies, and a number of companies are purchasing turn-key systems from equipment suppliers such as Oerlikon. CIGS solar PV manufacturers can be subdivided into those that have achieved commercial-scale manufacturing, those that have recently entered the market with limited capacity, and those that are still in development stage. Among commercial-scale manufacturers are Avancis GmbH & Co. KG (a joint venture between the former Shell Solar and St. Gobain, a manufacturer of glass), Würth Solar of Germany, Honda Soltec (a subsidiary of Honda Motor Co., Ltd. ), and Showa-Shell who all manufacture monolithic CIGS modules. New entrants with limited capacity, which came on line at the end of 2008, include Solibro (a subsidiary of Q-Cells), Sulfurcell, Global Solar, and Solyndra. There are several small companies that have announced plans to produce CIGS modules including Ascent Solar, Miasolé, HelioVolt, Nanosolar, Johanna Solar, and SoloPower.

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

Employees

As of February 28, 2011, we had 4 employees, including 3 full-time and one part-time employee. In addition to our full and part-time employees, we utilize the services of many individuals on a contract basis for research and development and administrative services. From time to time we employ individuals through employment agencies. None of our employees are covered by collective bargaining agreements with us. We believe our relations with employees are good.

Corporate Information

DayStar Technologies, Inc., a Delaware corporation, was incorporated in February 1997. We completed our initial public offering in February 2004. Our principal executive offices are located at 1010 South Milpitas Boulevard, Milpitas, California 95035, and our telephone number is (408) 582-7100. Our website is located at www.daystartech.com. The information available on or that can be accessed through our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K and should not be considered to be part of this report.

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

The public may read and copy any materials we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. DayStar files electronically with the Commission and the Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

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

In February 2011, we entered into a Securities Purchase Agreement with Socius CG II, Ltd. (the “Investor” or “Socius”). Pursuant to the terms of the Purchase Agreement, we have the right over a term of two years, subject to certain conditions, to demand through separate tranche notices that the Investor purchase up to a total of $5.0 million of Series B preferred stock. Though the proceeds available from the Socius transaction will provide for our immediate cash needs, in order to continue operations, including development and commercialization efforts, we will require immediate and substantial additional capital. To date, we have been unable to raise significant additional capital or complete an agreement with a strategic partner. Although we continue to seek strategic investors or partners, in light of our current cash position, we implemented a significant reduction in our workforce during 2009 and 2010 and may in the near term be forced to cease operations. An inability to raise additional funding in the very near term may cause us to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations.

Our independent auditor’s report expresses doubt about our ability to continue as a going concern, which may make it more difficult and expensive for us to raise additional capital.

The report of our independent registered public accounting firm relating to our financial statements as of December 31, 2010 and for the year then ended, stated that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to take advantage of raising capital through securities offerings, debt financing, or partnerships. Management is focusing on raising capital through any one or more of these options. Such opinion from our outside auditors may make it more difficult and expensive for us to raise additional capital. If we are unable to obtain such financing we may not be able to continue our operations, which would have an adverse effect on our stock price and significantly impair our prospects. There can be no assurance that any of management’s plans will be successfully implemented.

We have incurred net losses since our inception and anticipate continued net losses as we execute our commercialization plan.

Since our inception, we have incurred net losses, including net losses of $28.1 million and $25.0 million for the years ended December 31, 2010 and 2009, respectively, and have incurred negative cash flows from operations. As a result of ongoing losses, we had an accumulated deficit of approximately $150.1 million as of

December 31, 2010. We expect to continue to incur significant losses as we enter commercialization and may never achieve or maintain profitability. We expect that our expenditures will increase to the extent we continue to develop our offshore manufacturing sourcing, develop strategic partnerships, establish our sales and distribution network, implement internal systems and infrastructure and hire additional personnel.

As we do not expect to become profitable until after we expand capacity, if ever, we will be unable to satisfy our obligations solely from cash generated from operations. If, for any reason, we are unable to make required payments under our obligations, one or more of our creditors may take action to collect their debts. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or further curtail our business operations; sell assets at unfavorable prices; refinance existing debt obligations on terms unfavorable to us; or merge, consolidate or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Current and future litigation against us may be costly and time consuming to defend, and the outcome of current litigation could affect our ability to operate our business.

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

Many of these government incentives expire, phase out over time, require renewal by the applicable authority or may be amended. A summary of recent developments in some of the major government subsidy programs follows. In particular, growth of solar PV in European markets has caused some governments to consider balancing or reducing the cost of solar subsidies relative to other governmental expenditures. Such reductions could reduce demand and/or price levels for our solar modules.

Currently, our initial customers are in Germany and thus recently proposed changes to German feed-in tariffs could significantly impact the demand for our solar modules and the results of our future operations. The German Renewable Energy Law, or the EEG, was last modified by the German government in 2010, with effect on July 1 and October 1, 2010. At that time, FiTs were significantly reduced from earlier levels declining 13% for roof mounted applications, 12% for ground mounted applications, and 8% for applications on conversion land. An additional 3% cut in FiT for all PV types was introduced on October 1, 2010.

As of July 1, 2010, there was no longer a FiT for PV installations on agricultural land in Germany (subject to certain phase-out provisions). New land types (additional types of conversion land, industrial areas, and sites adjacent to highways/railways) were included in the EEG and benefit from FiTs under the new legislation. Also, the new legislation allows subsidies for ground mounted applications to continue after December 31, 2014.The next adjustment of FiTs for all types of renewable energy is scheduled for January 1, 2012. However, the German government is expected to adopt a partial acceleration of the January 2012 FiT reduction to mid-2011. It is unclear whether recent concerns regarding nuclear power will impact the EEG or the renewable energy policies of other nations.

In France, the government suspended the applicable FiT legislation by decree for three months in December 2010. This moratorium does not apply to installations under 3 kW or larger projects for which PTFs (Proposition Technique etFinancière) had been accepted before December 2, 2010 by the producer. However, these projects will have to be developed and connected within 18 months from the day of PTF acceptance in order to receive pricing under the FiT for the electricity generated by the plants.

A new decree introducing a new market support framework is expected to be adopted by the French government during the first quarter of 2011. It is currently expected that the market will be capped at 500 MW per year with 200 MW allocated to the free field application and the remainder to large commercial roof and residential applications. The French government is also considering a reduction of the FiT as well as the introduction of a tender system for large projects.

In Italy, new FiT legislation (ContoEnergia 3), has replaced the previous FiT legislation (ContoEnergia 2). ContoEnergia 3 has a threshold of 3 GW of installed ordinary PV plants, after which a 14 month transition period will begin during which the tariffs of ContoEnergia 3 still apply. ContoEnergia 3 expires at the latest on December 31, 2013, or earlier, if the threshold is reached. The new ContoEnergia 3 legislation foresees an expected average cut to FiTs of 18% compared to the previous legislation.

In Spain, the government published the latest FiT for PV systems in November 2010. The FiT levels will apply as of the second quarter of 2011. The FiT is based on a mechanism that requires a PV system to be registered in a national registry in order to obtain the FiT. Critically, under the legislation, only a certain number of megawatts (MW) of PV systems so registered are granted a FiT each quarter.

In addition, the Spanish government adopted a new decree in December 2010 that includes several measures designed to reduce the cost of the FiT. The decree limits an installation’s operating hours that qualify for the FiT and applies retroactively to all PV installations. Electricity generated beyond the limit can only be sold at market rates. Eligible hours to receive the FiTs vary by region (among five zones) and by whether the PV system is mounted in a fixed position or is mounted on a tracker system that moves the solar module to follow the sun during the day. Under the FiT program, operating hour limits will be reviewed periodically, and yield improvements will be taken into consideration at that time.

In Ontario, Canada, a FiT program was introduced in September 2009 and replaced the Renewable Energy Standard Offer Program (RESOP) as the primary subsidy program for renewable energy projects. In order to participate in the Ontario FiT program, certain provisions relating to minimum required domestic content and agricultural land use restrictions for solar installations must be satisfied.

In Australia, the solar industry is driven by several regulatory initiatives that support the installation of solar PV modules in both rooftop and free-field applications, including the federal government’s Solar Flagship Program, state FiTs and the nationwide Renewable Energy Target Scheme which has set a renewable energy goal for Australia of 20% by 2020.

In China, governmental authorities have not adopted a FiT policy and currently award solar projects through either a project tendering process or bi-lateral negotiations.

In India, the National Solar Mission includes a goal of installing 22 GW of solar power generation capability by 2022. India also announced a FiT for the first phase of the National Solar Mission in 2010.

Tax incentive programs exist in the United States at both the federal and state level and can take the form of investment and production tax credits, accelerated depreciation and sales and property tax exemptions. In October 2008, the United States Congress extended the 30% federal investment tax credit (ITC) for both residential and commercial solar installations for eight years, through December 31, 2016. The ITC is a primary economic driver of solar installations in the United StatesIn February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law. Measures adopted by ARRA that could benefit on-grid solar electricity generation include a Department of Energy loan guarantee program for renewable energy projects, renewable energy manufacturing facilities and electric power transmission projects. In December 2010, The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (2010 Act) was signed into law. The 2010 Act extended the Department of the Treasury’s cash grant program for one year, through December 31, 2011. In addition, the 2010 Act extended and expanded the ARRA bonus depreciation program, by providing for a 100% bonus depreciation for solar installations placed in service after September 8, 2010, and before January 1, 2012, and a 50% bonus depreciation for solar installations placed in service in 2012.

Rebate programs for solar installations in California and several other states have increased the quantity of solar energy from distributed PV systems (typically smaller non-utility scale PV systems co-located with residential or commercial rooftop end-users) and have contributed to demand for PV solar modules and systems. Regulations and policies relating to electricity pricing and interconnection also stimulate demand for distributed generation from PV systems. PV systems generate most of their electricity during mid-day and the early afternoon hours when the demand for and cost of electricity is highest. As a result, electricity generated by PV systems mainly competes with expensive peak hour electricity, rather than the lower average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require PV systems to achieve lower prices in order to compete with the price of electricity.

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

We are a development stage company, have not generated any revenue from operations and currently have no commercial products.

We have not generated any revenue from operations and currently have no commercial products. Commercializing our products depends on a number of factors, including successfully securing offshore manufacturing capacity to produce our CIGS-on-glass modules and entering a partnership arrangement (or arrangements) to commercialize our products.

The completion of these tasks as necessary to commence commercialization will require significant additional funding. There may be technical barriers to the development of our products and processes. Our products will be produced with certain manufacturing processes that have not yet been constructed or tested on a commercial scale. If we fail to successfully develop offshore sourcing relationships, we will be unable to commercialize our products. If we fail to enter into a partnership to commercialize our products, we may incur significant delays in generating revenue. This would materially and adversely affect our business and financial condition. If adequate funds are not available, we may have to delay development or commercialization of our products, license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize or cease operations. Any of these factors could harm our business and financial condition.

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

We have no experience manufacturing or sourcing CIGS solar PV products on a commercial scale.

To date, we have focused primarily on research, development and small-scale manufacturing. As a company, we have no experience manufacturing or sourcing any product on a commercial scale. In addition, all our pilot production has been limited to CIGS on foil, while our initial offshore product sourcing arrangements will be for CIGS-on-glass modules.

We will rely on third-party suppliers for production of our CIGS-on-glass modules. The failure of our suppliers to supply product in a timely manner or on commercially reasonable terms could delay our commercialization and expansion plans and otherwise disrupt our production schedule or increase our manufacturing costs. Further, our orders with certain of our suppliers may represent a very small portion of their total business. As a result, they may not give priority to our business, leading to potential delays in or cancellation of our orders. If any single-source supplier were to fail to supply our needs on a timely basis, we would be required to locate and contract with substitute suppliers. We may have difficulty identifying a substitute supplier in a timely manner and on commercially reasonable terms. If this were to occur, our business would be harmed.

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

We will not receive any significant revenue from Blitzstrom GmbH.

We have a contract with one customer, Blitzstrom GmbH, or Blitzstrom that requires Blitzstrom to purchase a minimum of 50% of our production through 2011. We do not expect to produce products in commercial quantities during 2011, and therefore will not receive any revenue from Blitzstrom under this contract unless the termination date is extended past 2011.

The failure to manage our anticipated growth effectively could materially and adversely affect our business and financial condition.

The commercialization of our technology would place a significant strain on our managerial, financial and personnel resources. Because of our recent financial situation, we have had to significantly reduce our workforce. To reach our goals, we must successfully recruit, train, and manage new employees; develop our manufacturing capabilities; integrate new management and employees into our overall operations; and establish improved financial and accounting systems, controls and reporting systems. We will be competing with other solar, semiconductor and display manufacturers for individuals with this expertise. If we fail to manage the expansion of our business effectively, it could materially and adversely affect our business and financial condition.

Our management team has limited experience working together and its failure to work together effectively could materially and adversely affect our business and financial condition.

Our executive officers and key employees have worked together for a limited period of time. If our management team cannot successfully work together or fails to develop a thorough understanding of our business on a timely basis, it could materially and adversely affect our business and financial condition. Further, we intend to transition from a development company to a revenue generating company by manufacturing CIGS-on-glass modules offshore and by commercializing our product. Our future success depends on our management team’s ability to establish offshore sourcing and commercializing our product. If we cannot do so, we will be unable to expand our business, decrease our cost per watt, maintain our competitive position, satisfy our contractual obligations or reach profitability.

If we lose key personnel, or are unable to attract and retain necessary talent, we may be unable to develop or commercialize our products under development.

We are highly dependent on Mr. Robert Weiss, our Chief Technology Officer. Mr. Weiss has over 25 years of experience in thin film technology development and manufacturing. If we were to lose this key executive, we may be unable to find a suitable replacement with comparable knowledge or experience.

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

The solar PV industry is characterized by the existence of a large number of patents that could result in frequent litigation based on allegations of patent infringement. We are aware of numerous patents issued and patents pending to third parties that may relate to current and future generations of solar energy. The owners of these patents may assert that the manufacture, use, import, or sale of any product we develop infringes one or more claims of their patents. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that materially and adversely affect our business. Third parties could also assert infringement or misappropriation claims against us with respect to any of our future product offerings. Whether or not such claims are valid, we cannot be certain that we have not infringed the intellectual property rights of such third parties. Any infringement or misappropriation claim could result in significant costs, substantial damages and our inability to manufacture, market or sell any of our product offerings that are found to infringe. Even if we were to prevail in any such action, the litigation could result in substantial cost and diversion of resources that could materially and adverselyaffect our business. If a court determined, or if we independently discovered, that our product offerings violated third-party proprietary rights, there can be no assurance that we would be able to re-engineer our product offerings to avoid those rights or obtain a license under those rights on commercially reasonable terms, if at all. As a result, we could be prohibited from selling products that are found to infringe upon the rights of others. Even if obtaining a license were feasible, it may be costly and time-consuming. A court could also enter orders that temporarily, preliminarily or permanently enjoin us from making, using, selling, offering to sell or importing our CIGS solar PV products or other future products, if any, or could enter orders mandating that we undertake certain remedial activities. Further, a court could order us to pay compensatory damages for such infringement, plus prejudgment interest, and could in addition treble the compensatory damages and award attorneys’ fees. These damages could materially and adversely affect our business and financial condition.

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

Our facilities in Milpitas, California are located near active earthquake zones. We currently do not have a formal business continuity or disaster recovery plan. In the event of a natural disaster, such as an earthquake, drought, flood, or localized extended outages of critical utilities or transportation systems, we could experience a significant business interruption. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Any such future shortages or natural disaster, such as a fire or an earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory and cause us to incur additional expenses. A disaster could significantly harm our business and financial condition. The insurance we maintain against fires, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

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

Our common stock is currently traded on the NASDAQ Capital Market. The trading volume of our common stock each day is relatively low. Because of this limited liquidity, stockholders may be unable to sell their shares. Moreover, this means that sales or purchases of relatively small blocks of our common stock can have a significant impact on the price at which our common stock is traded. The trading price of our common stock has, from time to time, fluctuated widely and may be subject to similar fluctuations in the future. The trading price of our common stock may be affected by a number of factors, including events described in the Risk Factors set forth in this Annual Report, as well as our operating results, financial condition, public announcements by us, general conditions in the solar industry, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

Our stockholders may be diluted, and the prices of our securities may decrease, upon the conversion of outstanding notes, by the exercise of outstanding warrants or by future issuances of securities.

We may issue additional common stock, preferred stock, restricted stock units, or securities convertible into or exchangeable for our common stock. We have outstanding convertible notes with an aggregate principal balance of $4,255,000, convertible at a weighted average price of $0.90 per share. Furthermore, substantially all shares of common stock for which our outstanding stock options or warrants are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, restricted stock units, or securities convertible into or exchangeable for our common stock, or the conversion of notes or the exercise of stock options or warrants may dilute existing investors and could adversely affect the price of our securities.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We lease 32,000 square feet of factory and office space in Milpitas, California under a lease which expires in May 2011. This facility is the location of our corporate headquarters as well as the development of our products and proprietary deposition equipment.

Item 3.    Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including routine employment matters. The following is a summary of legal proceedings to which we are a party at this time.

On January 6, 2010, New York State Urban Development, d/b/a/ Empire State Development Corporation (“ESDC”), filed a breach of contract action against us. This action stems from the Grant Disbursement Award we entered into with ESDC when we relocated our headquarters to New York in 2004. ESDC has been awarded a judgment of approximately $515,000 and is currently in the process of enforcing its judgment to recover such damages.

Item 4.    Reserved

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Capital Market. The following table sets forth the high and low closing sale prices, per share, for our common stock as reported by the NASDAQ Capital Market for each quarter in the past two years. All amounts shown reflect our one-for-nine reverse stock split which became effective on May 11, 2010:

Common Stock “DSTI”
Fiscal Quarters	High	Low
2010
March 31, 2010	$4.50	$2.61
June 30, 2010	$3.33	$1.02
September 30, 2010	$2.74	$0.80
December 31, 2010	$3.00	$1.49

2009
March 31, 2009	$18.09	$8.73
June 30, 2009	$13.23	$5.67
September 30, 2009	$7.83	$5.04
December 31, 2009	$6.39	$2.79

Holders

As of February 28, 2011, there were approximately 36 shareholders of record of our common stock, although the number of beneficial owners is believed to be substantially higher.

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

Overview

We have developed a proprietary thin film deposition technology for solar photovoltaic (“PV”) products. We utilize a proprietary one-step sputter deposition process and have manufactured a commercial scale deposition tool to apply high-efficiency copper indium gallium diselenide (“CIGS”) material over large area glass substrates in a continuous fashion. We believe this proprietary tool, when combined with commercially available thin film manufacturing equipment, will provide a critically differentiated manufacturing process to produce low-cost monolithically integrated, CIGS-on-glass modules that address the grid-tied, ground-based PV market. We are pursuing a strategy to produce our CIGS-on-glass modules utilizing offshore manufacturing.

We believe this proprietary deposition process, when operated at an annual capacity of approximately 100 megawatts, will achieve a total module manufacturing cost of less than $1.00 per watt. This cost would be competitive with the lowest in the solar PV industry. Using this approach, we have achieved greater than 15% cell efficiencies over large areas on CIGS PV devices, and we believe that this approach will enable module efficiencies greater than 13%.

In October 2007, we completed a follow-on public offering in which we sold 17,250,000 shares of our common stock. Our net proceeds from the offering were approximately $68 million. We have used these proceeds to develop our proprietary deposition process, to build our prototype and commercial scale deposition tools. In the near term, we will require substantial funds beyond our current cash on hand in order to pursue a strategic partnership (or partnerships) to commercialize the CIGS modules, to pursue offshore manufacturing, to fund future operations, and to expand our capacity.

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

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009

Certain reclassifications have been made to the 2009 financial information to conform to the 2010 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $5,519,989 for the year ended December 31, 2010 compared to $14,741,983 for the year ended December 31, 2009, a decrease of $9,221,994 or 63%. The decrease is primarily due to the cost savings measures implemented including a reduction in our workforce as well as the consolidation of our facilities into one location in California and a reduction in expenditures for materials, supplies and consultants. Also, in July 2009, we sold substantially all our tangible assets at our Halfmoon, NY facility to Veeco Compound Semiconductor, Inc. (“Veeco”) for $1.925 million and Veeco hired the 18 research and development employees located at the facility. This transaction further reduced our research and development expenses for the year ended December 31, 2010 as compared with the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses were $5,648,406 for the year ended December 31, 2010 compared to $6,058,676 for the year ended December 31, 2009, a decrease of $410,270 or 7%. The decrease in selling, general and administrative expenses was primarily due to cost savings measures implemented, including a reduction in our workforce as well as a reduction in outside consultants and professional fees. However, the decrease in selling, general and administrative expenses during the year ended December 31, 2010 as compared with the year ended December 31, 2009 was offset by an increase in share-based compensation of $1,071,729.

Restructuring. Restructuring expenses were $9,753,642 for the year ended December 31, 2010. There were no restructuring expenses for the year ended December 31, 2009. In June 2010, we were unable to cure all alleged defaults under the lease for our Newark facility and on July 15, 2010, we were notified by our landlord that the lease for the facility was forfeited and terminated, and that the landlord received a judgment for possession of the premises. Therefore, we recorded an impairment charge for the book value of the leasehold improvements for this facility and the write-off of any non-cash deferred rent, in the amount of $3,509,763. The remaining $6,243,879 of restructuring expenses resulted from impairment charges on certain equipment, which was partially offset by certain liability settlements during the year ended December 31, 2010.

Depreciation and amortization expense. Depreciation and amortization expense was $2,154,882 for the year ended December 31, 2010 compared to $3,534,770 for the year ended December 31, 2009, a decrease of $1,379,888 or 39%. During the second quarter of 2010, we consolidated our California facilities and recorded impairment charges on leasehold improvements and certain equipment which resulted in a decrease in depreciation expense. Also, we experienced a decrease in depreciable assets from the sale of the equipment at our Halfmoon, NY facility in July 2009 which further reduced depreciation expense.

Other expense. Other expense was $34,787 for the year ended December 31, 2010 compared to $485,494 for the year ended December 31, 2009, a decrease of $450,707. The decrease primarily represents the loss recorded on the sale of the assets at our Halfmoon NY facility in July, 2009.

Interest expense. Interest expense was $542,167 for the year ended December 31, 2010 compared to $189,628 for the year ended December 31, 2009, an increase of $352,539. The increase in interest expense was due to the interest on convertible notes issued in connection with our bridge financing.

Amortization of note discount and financing costs. Amortization of note discount and financing costs was $6,122,181 for the year ended December 31, 2010 compared to $1,096,330 for the year ended December 31, 2009, an increase of $5,025,851. The convertible notes issued in connection with our bridge financing contain conversion features which result in discounts to the principal amount of the notes payable reflected on our balance sheet, based on the fair value of the conversion features. The discounts on the convertible notes are amortized using the effective interest method over the terms of the notes. The increase in amortization of note discount and financing costs was due to an increase in the convertible notes during the year ended December 31, 2010 as compared with the year ended December 31, 2009, as well as a restructuring of the outstanding convertible notes during the third quarter of 2010 which resulted in an increase in the discount on the notes and a corresponding increase in amortization of the discount during the period.

Gain on derivative liabilities. Gain on derivative liabilities was $6,593,648 for the year ended December 31, 2010 compared to $1,066,853 for the year ended December 31, 2009. The conversion features on the convertible notes issued in conjunction with our bridge financing during 2009 and 2010 are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the year ended December 31, 2010, our common stock price decreased which caused a decrease in the fair value of the conversion features, resulting in a gain on derivative liabilities. This decrease in stock price coupled with a significant increase in outstanding convertible notes in 2010 resulted in a significant increase in gain on derivative liabilities for the year ended December 31, 2010 as compared with 2009. Additionally, during the third quarter of 2010, we issued new convertible notes and the fair value of the conversion features for the new notes exceeded the principal amount the notes. The excess of the fair value of the conversion features over the principal amount of the notes of $890,935 was charged to loss on derivative liabilities, which partially offset the gain on derivative liabilities during the period.

Loss on extinguishment of debt. Loss on extinguishment of debt was $4,899,267 for the year ended December 31, 2010. There was no loss on extinguishment of debt during the year ended December 31, 2009. In the third quarter of 2010, we restructured all of our existing convertible notes which resulted in the extinguishment of the original notes on our balance sheet and the recording of new notes and corresponding conversion features. The fair value of the conversion features for the restructured notes exceeded the principal amount the notes and the excess of the fair value of the conversion features over the principal amount of the notes was charged to loss on extinguishment of debt.

Liquidity and Capital Resources

At December 31, 2010, our cash and cash equivalents totaled $97,000 compared to $17,000 at December 31, 2009.

We are in the development stage, and as such, have historically reported net losses, including a net loss of $28.1 million and $25.0 million for the years ended December 31, 2010 and 2009, respectively. The net loss for the years ended December 31, 2010 and 2009 include non-cash expenses of $21.6 million and $8.2 million, respectively. We anticipate incurring losses in the future, as we complete the commercialization of our products, invest in research and development, and incur associated administrative and operating costs. Our financial statements for the years ended December 31, 2010 and 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As noted herein, as a result of our current liquidity, there is substantial doubt as to our ability to continue as a going concern.

We have historically financed our operations primarily from proceeds of the sale of equity securities and the issuance of convertible notes. We presently do not have any bank lines of credit that provide us with an additional source of debt financing. In order to fund the costs associated with our continued development and commercialization efforts, we completed a registered public offering during the fourth quarter of 2007 in which we sold 1,916,667 shares of our common stock at $38.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the fees and expenses of the offering. Upon receipt of the proceeds from the offering, we re-paid in full $9.2 million of existing indebtedness. We have used these proceeds to develop our proprietary deposition process and to build our prototype and commercial scale deposition tools. We are pursuing a strategy to commercialize and manufacture our CIGS modules offshore and are in discussions with potential partners to implement this strategy. Commercialization efforts, including continued development and administrative costs will require significant additional capital.

Beginning in September 2009, we have funded our operations through a series of bridge financing transactions in which we have issued convertible notes with an aggregate principal amount of $5,255,000 and also issued warrants exercisable for shares of our common stock. Currently, $4,255,000 of these convertible notes remains outstanding and matures on April 22, 2011.

In order to address our immediate capital requirements, in February 2011, we entered into a Securities Purchase Agreement with Socius CG II, Ltd. (the “Investor” or “Socius”). Pursuant to the terms of the Purchase Agreement, we have the right over a term of two years, subject to certain conditions, to demand through separate tranche notices that the Investor purchase up to a total of $5.0 million of Series B preferred stock. However, in order to continue operations, including development and commercialization efforts, we will require substantial additional capital beyond our current cash on hand and any funds received from the Socius transaction. We are seeking long-term strategic investments and partnerships to manufacture and commercialize our product. To date, we have been unable to raise substantial additional capital or complete an agreement with a strategic partner. Although we continue to seek strategic investors or partners, in light of our current cash position, we may in the near term be forced to cease or further curtail operations.

An inability to raise additional funding in the very near term may cause us to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations. A wide variety of factors relating to the Company including those described in the section entitled “Risk Factors” in Part I Item 1A in this Annual Report on Form 10-K, as well as external conditions, could adversely affect our ability to secure additional funding necessary to continue operations and the terms of any funding that we secure.

Commitments. At December 31, 2010, we had no outstanding purchase orders for equipment and improvements. Other commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases and certain other commitments entered into in the ordinary course of business.

We lease 32,000 square feet of factory and office space in Milpitas, California under a lease which expires in May 2011. This facility is the location of our corporate headquarters as well as the development of our products and proprietary deposition equipment.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

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

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s year ended December 31, 2010 (the “Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. The following financial statements are included herein:

Report of Independent Registered Public Accounting Firm

Balance Sheets—December 31, 2010 and December 31, 2009

Statements of Operations—For the Years Ended December 31, 2010 and 2009 and For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2010

Statements of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2010

Statements of Cash Flows—For the Years Ended December 31, 2010 and 2009 and For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2010

Notes to Financial Statements

b. The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

3.1(22)	Amended and Restated Certificate of Incorporation.

3.2(23)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(24)	Amended and Restated Bylaws.

3.4(25)	Certificate of Designation of Series A.

3.5(20)	Certificate of Designations of Preferences, Right and Limitations of Series B Preferred Stock dated February 2, 2011.

4.1(1)	Form of Common Stock Certificate.

10.1(1)**	Form of Employee Notice of Stock Option Grant related to 2003 Equity Incentive Plan.

10.2(1)**	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan.

10.3(1)**	2003 Equity Incentive Plan.

10.4(1)	Form of Indemnification Agreement by and between the Company and its directors.

10.5(1)	Form of Indemnification Agreement by and between the Company and its officers.

10.6(1)	Form of Employee Notice of Stock Option Grant related to 2003 Equity Incentive Plan.

10.7(1)	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan.

10.8(2)	Agreement by and between the Company and New York State Energy Research and Development Authority, dated December 2, 2004.

10.9(3)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated May 11, 2007.

10.10(2)	Agreement by and between the Company and New York State Energy Research and Development Authority, dated December 2, 2004.

10.11(4)	Employment Agreement by and between the Company and Robert Weiss dated April 3, 2006.

Exhibit Number	Exhibit Title

10.12(5)	Registration Rights Agreement by and among the Company, Millennium Partners, L.P., Phoenix Partners, LP, Phoenix Partners II, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated January 19, 2007. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.

10.13(6)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated October 6, 2006.

10.14(3)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated May 11, 2007.

10.15(7)	First Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated May 29, 2007.

10.16(8)	Second Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated August 3, 2007.

10.17(9)	Amended and Restated 2006 Equity Incentive Plan.

10.18(10)**	Amended and Restated Employment Agreement by and between the Company and Robert E. Weiss, dated December 4, 2008.

10.19(11)**	Form of Employee Stock Option Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.20(11)**	Form of Employee Restricted Stock Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.21(11)**	Form of Employee Restricted Stock Unit Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.22(9)**	Amended and Restated 2006 Equity Incentive Plan.

10.23(10)**	Amended and Restated Employment Agreement by and between the Company and Robert E. Weiss, dated December 4, 2008.

10.24(12)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.25(12)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.26(13)	Registration Rights Agreement by and between the Company and TD Waterhouse RRSP Account 240832S, in trust for Peter Alan Lacey, dated September 21, 2009. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 24, 2009.

10.27(12)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.28(13)	Registration Rights Agreement by and between the Company and TD Waterhouse RRSP Account 240832S, in trust for Peter Alan Lacey, dated September 21, 2009.

10.29(11)	Form of Employee Stock Option Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.30(11)	Form of Employee Restricted Stock Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.31(11)	Form of Employee Restricted Stock Unit Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

Exhibit Number	Exhibit Title

10.32(12)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.33(14)	Registration Rights Agreement by and between the Company and Tejas Securities Group, Inc. 401k Plan and Trust, FBO John J. Gorman, John J. Gorman TTEE, dated February 11, 2010.

10.34(15)	Registration Rights Agreement by and between the Company and Mike Moretti, dated January 6, 2010.

10.35(16)	Schedule of Material Details.

10.36(16)	Form of Purchase Agreement.

10.37(16)	Form of Secured Convertible Promissory Note.

10.38(16)	Form of Registration Rights Agreement.

10.39(16)	Form of Warrant.

10.40(16)	Form of Intercreditor Agreement.

10.41(16)	Form of Amendment of Notes and Warrants.

10.42(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to TD Waterhouse RRSP Account 230832S, in trust for Peter Alan Lacey as beneficiary.

10.43(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to Tejas Securities Group, Inc. 401K Plan and trust FBO John J. Gorman, John J. Gorman TTEE.

10.44(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to Michael Moretti.

10.45(18)	Amendment to Note between DayStar Technologies, Inc. and Dynamic Worldwide Solar Energy, LLC. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2011.

10.46(18)	Amendment to Note between DayStar Technologies, Inc. and the Bridge Lenders.

10.47(19)	Purchase Agreement, dated as of January 24, 2011, between DayStar Technologies, Inc. and Michael Moretti.

10.48(19)	Secured Convertible Promissory Note, dated as of January 24, 2011, in favor of Michael Moretti.

10.49(19)	Warrant, dated as of January 24, 2011, issued to Michael Moretti.

10.50(19)	Registration Rights Agreement, dated as of January 24, 2011, between DayStar Technologies, Inc. and Michael Moretti.

10.51(20)	Securities Purchase Agreement dated February 2, 2011.

10.52(20)	Securities Purchase Agreement, dated as of February 2, 2011, by and between DayStar Technologies, Inc. and Socius CG II, Ltd.

10.53(21)	Separation Agreement dated as of February 26, 2011, by and between DayStar Technologies, Inc. and Magnus Ryde.

10.54	Amendment to Securities Purchase Agreement dated as of March 30, 2011, by and between DayStar Technologies, Inc. and Socius CG II, Ltd.

23.1	Consent of Hein & Associates LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Exhibit Title

31.2	Certification of the Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003, as amended.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 18, 2005.
(3)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 7, 2006.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 4, 2007.
(8)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2007.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 26, 2008.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 10, 2008.
(11)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 16, 2009.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 2, 2009.
(13)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 24, 2009.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 18, 2010.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 12, 2010.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 28, 2010.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 13, 2010.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 27, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 28, 2011.
(22)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(23)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(24)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(25)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011.

DAYSTAR TECHNOLOGIES, INC.

By:	/S/ PETER A. LACEY
Peter A. Lacey Interim Chief Executive Officer (Principal Executive Officer)

By:	/S/ CHRISTOPHER T. LAIL
Christopher T. Lail Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher T. Lail as his true and lawful attorney-in-fact and agent, with the full power of substitution for him, and in his name and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 31, 2011.

Signature	Capacities	Date

/S/ PETER A. LACEY Peter A. Lacey	Chairman and Interim Chief Executive Officer	March 31, 2011

/S/ JONATHAN FITZGERALD Jonathan Fitzgerald	Director	March 31, 2011

/S/ RICHARD C. GREEN, JR. Richard C. Green, Jr.	Director	March 31, 2011

/S/ WILLIAM S. STECKEL William S. Steckel	Director	March 31, 2011

/S/ KANG SUN Kang Sun	Director	March 31, 2011

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets—December 31, 2010 and December 31, 2009	F-3

Statements of Operations—For the Years Ended December 31, 2010 and 2009 and For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2010	F-4

Statements of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2010	F-5

Statements of Cash Flows—For the Years Ended December 31, 2010 and 2009 and For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2010	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DayStar Technologies, Inc.

We have audited the accompanying balance sheets of DayStar Technologies, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009 and for the period from July 1, 2005 (inception of the development stage) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DayStar Technologies, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and for the period from July 1, 2005 (inception of the development stage) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

/s/    HEIN & ASSOCIATES LLP

Irvine, California

March 31, 2011

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$97,058	$17,320
Other current assets	294,743	343,083

Total current assets	391,801	360,403

Property and Equipment, at cost	23,876,208	52,915,965
Less accumulated depreciation and amortization	(5,658,906)	(6,388,914)

Net property and equipment	18,217,302	46,527,051
Other Assets:
Other assets	30,940	246,396

Total Assets	$18,640,043	$47,133,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,943,711	$18,387,530
Notes and capital leases payable, current portion, net of discount of $664,835 and $795,413, respectively	4,590,165	1,629,587
Deferred rent, current portion	—	139,870

Total current liabilities	11,533,876	20,156,987
Long-Term Liabilities:
Deferred rent	—	3,452,790
Conversion feature	3,854,272	251,618
Stock warrants	—	131,835

Total long-term liabilities	3,854,272	3,836,243
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 6,484,516 and 3,767,290 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	64,845	37,672
Additional paid-in capital	153,272,626	145,106,851
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(139,940,185)	(111,858,512)

Total stockholders’ equity	3,251,895	23,140,620

Total Liabilities and Stockholders’ Equity	$18,640,043	$47,133,850

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to December 31, 2010
	2010	2009
Revenue:
Product revenue	$—	$—	$3,528
Research and development contract revenue	—	—	615,000

Total revenue	—	—	618,528
Costs and Expenses:
Research and development	5,519,989	14,741,983	60,519,889
Selling, general and administrative	5,648,406	6,058,676	35,125,470
Restructuring	9,753,642	—	13,033,693
Depreciation and amortization	2,154,882	3,534,770	14,072,108

Total costs and expenses	23,076,919	24,335,429	122,751,160
Other Income (Expense):
Other (expense) income	(34,787)	(485,494)	2,228,332
Interest expense	(542,167)	(189,628)	(3,072,783)
Amortization of note discount and financing costs	(6,122,181)	(1,096,330)	(16,142,455)
Gain on derivative liabilities	6,593,648	1,066,853	10,170,088
Loss on extinguishment of debt	(4,899,267)	—	(10,990,736)

Total other (expense) income	(5,004,754)	(704,599)	(17,807,554)

Net Loss	$(28,081,673)	$(25,040,028)	$(139,940,186)

Weighted Average Common Shares Outstanding (Basic And Diluted)	4,398,911	3,723,511

Net Loss Per Share (Basic and Diluted)	$(6.38)	$(6.72)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO DECEMBER 31, 2010

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	564,806	$5,648	3,222	$32	$22,488,624	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 -12/05 at $54.00 - $74.00 per share	132,305	1,323	—	—	7,218,879	—	—	—	7,220,202
Conversion of Class B common stock	6,444	64	(3,222)	(32)	(32)	—	—	—	—
Share-based compensation	4,306	43	—	—	412,257	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	707,861	$7,078	—	$—	$30,119,728	$(403,710)	$(10,145,391)	$(3,904,151)	$15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $18.54 - $67.50 per share	14,757	148	—	—	671,725	—	—	—	671,873
Share-based compensation	19,674	197	—	—	1,322,523	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 - 12/06	127,004	1,270	—	—	7,376,889	—	—	—	7,378,159
Warrants issued for placement of convertible note at $48.42 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	869,296	$8,693	—	$—	$40,451,416	$—	$(10,145,391)	$(24,345,352)	$5,969,366
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $18.00 - $31.05 per share	57,578	576	—	—	3,173,741	—	—	—	3,174,317
Share-based compensation	21,826	218	—	—	4,089,826	—	—	—	4,090,044
Issuance of shares pursuant to offering, 2/07 at $18.00 per share	277,777	2,778	—	—	4,997,222	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $38.25 per share, net of offering costs	1,916,668	19,166	—	—	67,875,752	—	—	—	67,894,918
Shares issued in payment of principal and interest on convertible note, 1/07 at $13.41 per share and 2/07 at $18.00 per share	430,598	4,306	—	—	7,322,619	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $18.00 per share	50,841	508	—	—	2,397,163	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

BALANCES, December 31, 2007	3,624,584	$36,245	—	$—	$135,677,017	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Exercise of stock options, 6/08 at $28.26 per share	178	2	—	—	5,022	—	—	—	5,024
Share-based compensation	90,667	906	—	—	4,794,222	—	—	—	4,795,128
Net loss	—	—	—	—	—	—	—	(26,330,271)	(26,330,271)

BALANCES , December 31, 2008	3,715,429	$37,153	—	$—	$140,476,261	$—	$(10,145,391)	$(86,818,484)	$43,549,539
Share-based compensation	51,861	519	—	—	4,133,012	—	—	—	4,133,531
Warrants issued in connection with convertible note at $4.50 per share	—	—	—	—	497,578	—	—	—	497,578
Net loss	—	—	—	—	—	—	—	(25,040,028)	(25,040,028)

BALANCES, December 31, 2009	3,767,290	$37,672	—	$—	$145,106,851	$—	$(10,145,391)	$(111,858,512)	$23,140,620

Exercise of warrants, 7/10 & 10/10 at $0.90 per share	66,667	667	—	—	59,762	—	—	—	60,429
Share-based compensation	693,540	6,934	—	—	4,662,142	—	—	—	4,669,076
Warrants issued in connection with convertible note at $2.70 - $4.50 per share	—	—	—	—	704,481	—	—	—	704,481
Shares issued in settlement of liabilities at $1.54 - $1.85 per share	1,927,232	19,272	—	—	2,734,340	—	—	—	2,758,662
Reverse split adjustment	29,787	300	—	—	—	—	—	—	300
Net loss	—	—	—	—	—	—	—	(28,081,673)	(28,081,673)

BALANCES, December 31, 2010	6,484,516	$64,845	—	$—	$153,272,626	$—	$(10,145,391)	$(139,940,185)	$3,251,895

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to December 31, 2010
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(28,081,673)	$(25,040,028)	$(139,940,186)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,154,882	3,534,770	14,072,108
Share-based compensation	4,669,076	4,133,531	19,267,914
Non-cash interest	542,167	165,133	2,312,384
Amortization of note discount and non-cash financing costs	6,087,181	1,096,330	15,565,756
Gain on derivative liabilities	(6,593,648)	(1,066,853)	(10,170,088)
Non-cash restructuring	9,753,642	—	11,031,895
Loss on sale of fixed assets	49,162	340,622	389,784
Loss on extinguishment of debt	4,899,267	—	10,990,736
Changes in operating assets and liabilities:
Other assets	208,076	69,680	(362,715)
Accounts payable and accrued expenses	3,394,017	(2,047,916)	6,984,531
Deferred rent	—	465,891	1,595,239
Deferred revenue	—	—	217,618

Net cash used in operating activities	(2,917,851)	(18,348,840)	(68,045,024)
Cash Flows from Investing Activities:
Purchase of investments	—	—	(71,957,732)
Proceeds from sale of investments	—	—	72,662,973
Purchase of equipment and improvements	—	(2,932,258)	(42,570,127)
Proceeds from sale of assets	107,160	1,925,000	2,035,280

Net cash provided by (used in) investing activities	107,160	(1,007,258)	(39,829,606)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	—	78,312,500
Proceeds from issuance of notes	2,830,000	2,425,000	29,255,000
Payments on notes and capital leases	—	(171,983)	(11,495,310)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	60,429	—	8,870,549

Net cash provided by financing activities	2,890,429	2,253,017	98,600,360

Net change in cash and cash equivalents	79,738	(17,103,081)	(9,274,270)
Cash and cash equivalents, beginning of period	17,320	17,120,401	9,371,328

Cash and cash equivalents, end of period	$97,058	$17,320	$97,058

Supplemental Cash Flow Information:
Cash paid for interest	$—	$24,496

Non-Cash Transactions:
Accrued property and equipment	$3,137,870	$12,398,721

Financed leasehold improvements	$—	$1,865,791

Beneficial conversion feature on convertible note	$3,854,272	$251,618

Shares issued for settlement of liabilities	$2,758,662	$—

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

2.    Liquidity and Future Operations

The Company’s financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $28.1 million for the year ended December 31, 2010. The net loss for the year ended December 31, 2010 includes non-cash expenses of $21.6 million. The Company anticipates it will continue to incur losses in the future as it commercializes its product. As noted herein, as a result of the Company’s current liquidity, there is substantial doubt as to its ability to continue as a going concern.

Commercialization efforts require significant additional capital expenditures as well as associated continued development and administrative costs. In order to continue operations, pursue offshore manufacturing partners and commence commercial shipments of its product, the Company requires immediate and substantial additional capital beyond its current cash on hand.

In order to address its current financial requirements on February 2, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Socius CG II, Ltd. (the “Investor” or “Socius”). Pursuant to the terms of the Purchase Agreement, the Company has the right over a term of two years, subject to certain conditions, to demand through separate tranche notices that the Investor purchase up to a total of $5.0 million of Series B preferred stock.

The Company is pursuing a strategy to manufacture its CIGS modules offshore and is in discussions with potential partners to commercialize its product through long-term strategic investments and partnerships. Those

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

potential partnerships, if consummated, could include joint ventures, licensing agreements, contract manufacturing agreements, a merger with or an acquisition of DayStar. Although the Company continues to seek strategic investors or partners, in light of its current cash position, the Company may in the near term be forced to cease operations. The Company has implemented cost savings measures to limit its cash outflows while pursuing strategic investments and partnerships.

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

Patent Costs—Costs for patents purchased from third parties, including legal fees, are capitalized and amortized over 15 years. The Company recorded patent-related amortization expense of $1,530 during each of the years ended December 31, 2010 and 2009, respectively.

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

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company reported a liability of $420,000 at December 31, 2010 and 2009, respectively.

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. The Company recognized no revenue for the year ended December 31, 2010 and December 31, 2009, respectively.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

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

FASB ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. During the years ended December 31, 2010 and 2009, the Company did not recognize any tax liabilities related to uncertain tax positions and does not have a balance for such liabilities as of December 31, 2010.

The Company recognizes accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. There was no accrued interest or penalties recognized in the Company’s balance sheets as of December 31, 2010 and 2009.

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

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Share-based compensation expense for the years ended December 31, 2010 and 2009 was as follows:

	For the Year Ended December 31,
	2010	2009
Share-based compensation:
Selling, general and administrative	$2,946,483	$1,874,754
Research and development	1,722,593	2,258,777

Total share-based compensation	$4,669,076	$4,133,531

Loss Per Share—Loss per share is presented in accordance with the provisions of FASB ASC 260 Earnings Per Share. Basic Earnings Per Share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Such common stock equivalents, including 790,867 options, 33,336 restricted stock units and 5,342,468 warrants have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the years ended December 31, 2010 and 2009.

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

Restructuring —Restructuring expenses were $9,753,642 for the year ended December 31, 2010. There were no restructuring expenses during the year ended December 31, 2009. In June 2010, the Company was unable to cure all alleged defaults under the lease for its Newark facility and on July 15, 2010, it was notified by its landlord that the lease for the facility was forfeited and terminated, and that the landlord has received a judgment for possession of the premises. Therefore, the Company recorded an impairment charge for the book value of the leasehold improvements for this facility and the write-off of any non-cash deferred rent. The Company also recorded impairment charges on certain equipment during the year ended December 31, 2010.

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

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

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

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805, Business Combinations, and ASC 810, Consolidation. The adoption of ASU 2010-22 did not have any impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that if a public company presents comparative financial statements, the entity should only disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company does not expect the adoption of ASU 2010-29 to have a material impact on its financial statements.

4.    Share-Based Compensation

Equity Incentive Plan—On June 19, 2006, the Company adopted an Equity Incentive Plan (the “2006 Plan”) to enable employees, outside directors and consultants to acquire an equity interest in the Company. In September 2008 and December 2010, stockholders approved the Amended and Restated 2006 Equity Incentive Plan (the “2006 Amended and Restated Plan”). The 2006 Amended and Restated Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards to employees, directors, and consultants. The 2006 Amended and Restated Plan reserves 2,700,000 of the Company’s authorized shares of common stock for issuance for these purposes. Under the 2006 Amended and Restated Plan, the term of stock options shall not exceed ten years and stock options shall not be granted with an exercise price of less than 100% of the fair market value of the common stock, measured at the time of grant.

Grants of incentive and non-qualified stock options, and restricted stock prior to June 19, 2006 were made from the Company’s original Equity Incentive Plan adopted in 2003 (the “2003 Plan”). The 2003 Plan reserves 116,667 of the Company’s authorized shares of common stock for issuance for these purposes.

Share-based compensation expense associated with options for the years ended December 31, 2010 and 2009 was as follows:

	For the Year Ended December 31,
	2010	2009
Share-based compensation associated with options:
Selling, general and administrative	$1,784,909	$1,037,645
Research and development	284,514	1,218,159

Total share-based compensation associated with options	$2,069,423	$2,255,804

These expenses increased basic and diluted loss per share by $0.47 and $0.61 for the years ended December 31, 2010 and 2009, respectively.

The Black-Scholes option-pricing model was used to estimate the option fair values. This option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the period from the Company’s initial public offering through December 31, 2010, and further

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

reviewed against industry comparables. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the period from the Company’s initial public offering through December 31, 2010. The expected option term was calculated using the “simplified” method permitted by SAB 107, as amended by SAB 110.

The weighted average per share fair value of stock options granted during the years ended December 31, 2010 and 2009 was $3.60 and $8.46, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	December 31,
	2010	2009
Expected volatility	104 – 105%	95 – 103%
Risk-free interest rate	2.4%	2.2 – 3.0%
Expected dividends	$—	$—
Expected terms (in years)	5	5 – 6

The following table summarizes stock options outstanding and activity as of and for the years ended December 31, 2010 and 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	447,713	$36.72
Granted	9,600	$8.46
Forfeited	(171,086)	$37.44
Exercised	—	$—

Outstanding at December 31, 2009	286,227	$36.00	5.91	$—

Exercisable at December 31, 2009	200,040	$37.80	4.85	$—

Outstanding at January 1, 2010	286,227	$36.00
Granted	622,228	$3.60
Forfeited	(117,588)	$36.00
Exercised	—	$—

Outstanding at December 31, 2010	790,867	$10.11	9.22	$—

Exercisable at December 31, 2010	547,346	$12.23	8.46	$—

The Company did not have any stock option exercises in 2010 or 2009 nor did it realize any tax deductions related to the exercise of stock options during the years ended December 31, 2010 and 2009, respectively. The Company would record any such deductions to additional paid in capital when realized.

Total unrecognized share-based compensation expense from unvested stock options as of December 31, 2010 and 2009 was $123,130 and $2,117,011, respectively, which is expected to be recognized over a weighted average period of approximately 1.0 and 1.6 years for December 31, 2010 and 2009.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock award and restricted stock unit grants, of $2,599,653 and $1,877,727 for the years ended December 31, 2010 and 2009, respectively. The following table summarizes Non-vested Restricted Stock grants and Restricted Stock Unit grants and their related activity as of and for the years ended December 31, 2010 and 2009:

	Restricted Stock Awards	Weighted Average Grant-Date Fair-Value	Restricted Stock Units	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2009	83,378	$37.08	—	$—
Granted	5,556	$9.00	282,500	$7.47
Vested	(27,731)	$30.15	(89,278)	$7.47
Forfeited	(30,645)	$40.14	(29,444)	$7.47

Non-vested at December 31, 2009	30,508	$35.37	163,778	$7.47

Granted	233,667	$2.18	384,167	$3.60
Vested	(258,619)	$2.18	(359,722)	$3.60
Forfeited	—	$—	(24,445)	$3.60

Non-vested at December 31, 2010	5,556	$31.86	—	$—

Total unrecognized share-based compensation expense from unvested restricted stock awards as of December 31, 2010, is $44,250 which is expected to be recognized over a weighted average period of approximately 3 months. There was no unrecognized share-based compensation expense from unvested restricted stock units as of December 31, 2010. Total unrecognized share-based compensation expense from unvested restricted stock awards as of December 31, 2009, is $112,685 which is expected to be recognized over a weighted average period of approximately 1.3 years. Total unrecognized share-based compensation expense from unvested restricted stock units as of December 31, 2009, is $604,930 which is expected to be recognized over a weighted average period of approximately 2 months.

Subsequent to December 31, 2010 and through the date of this filing, the Company has issued to its employees and directors an aggregate of 335,000 options to purchase common stock and 505,039 restricted stock units. Also, 225,185 options were forfeited subsequent to December 31, 2010. There were no restricted stock units forfeited subsequent to December 31, 2010.

5.    Sales Contracts

The Company maintains a contract with Blitzstrom GmbH, one of the world’s leading thin film solar PV integrators, that commits Blitzstrom to purchase a minimum of 50% of the Company’s production through 2011 of its PV module products utilizing it CIGS technology, subject to these products meeting defined performance criteria. The contract was originally executed on June 9, 2005 and subsequently modified on September 6, 2006 and May 11, 2007. The Company does not expect to achieve any revenue under this contract in 2011.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

6.    Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2010	December 31, 2009
Leasehold improvements	$—	$7,961,145
Machinery and equipment	9,920,434	10,640,712
Office furniture, equipment and software	1,058,463	1,101,187
Construction in progress	12,897,311	33,212,921

	23,876,208	52,915,965
Less accumulated depreciation and amortization	(5,658,906)	(6,388,914)

Property and equipment, net	$18,217,302	$46,527,051

Depreciation and amortization expense of property and equipment for the years ended December 31, 2010 and 2009 was $2,153,352 and $3,533,240, respectively.

7.    Commitments and Contingencies

Leases Payable

Rent expense for all operating leases for the years ended December 31, 2010 and 2009 was $1,657,697 and $3,006,015, respectively. There were no material non-cancelable operating leases as of December 31, 2010.

Litigation

In the ordinary conduct of business, the Company is subject to periodic lawsuits, investigations and claims, including routine employment matters. The following is a summary of legal proceedings which the Company is a party to at this time.

The Company was party to a lawsuit in which Gordon Prill, the general contractor, and several subcontractors that completed tenant improvements at the Company’s former facility in Newark, California alleged damages of $1.6 million for breach of written contract, foreclosure on certain mechanic’s liens, and statutory penalties under the California Civil Code. On April 27, 2010, all parties in this action had a court-ordered mediation to settle the dispute, and on May 11, 2010, Gordon Prill and the Company entered into a Settlement Agreement (the “Gordon Prill Settlement”). Under the Gordon Prill Settlement, the Company’s landlord for the Newark facility, BMR-Gateway Blvd., LLC (the “Landlord”), agreed to pay Gordon Prill $1.2 million in cash and the Company agreed to issue Gordon Prill $300,000 in common stock. In exchange for the above, Gordon Prill provided to the Company a full release of all mechanics liens against the Newark, California facility. In addition, Gordon Prill also provided the Company a dismissal with prejudice and a full lien release from all parties who have asserted claims in the action. The Gordon Prill Settlement also provided for a waiver of all claims involved in the action, both current and future, and extends the benefit of the waiver to Gordon Prill’s subcontractors who provided labor, services, equipment, and materials during the initial construction phase of the Company’s Newark facility.

The Company also was party to a lawsuit in which the Landlord alleged damages for amounts due under the lease (the “Lease”) for the Company’s Newark facility (the “Premises”) as well as amounts described above in the Gordon Prill and contractor action. In June 2010, the Company was unable to cure all alleged defaults under the Lease and on July 15, 2010, it was notified by the Landlord that the Lease was forfeited and terminated, and that the Landlord had received a judgment for possession of the premises.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

On December 30, 2010, the Landlord and the Company (collectively, the “Parties”) executed a Settlement Agreement and Mutual Release (the “Litigation Release”), whereby the Parties agreed to provide full settlement and discharge of all claims which are or might be asserted in any forum related to the Lease and the Premises, including but not limited to 1) any claims related to the Contractors’ Consolidated Action or any settlement thereof; 2) any claims related to the Landlord’s Action, including any prior settlements; 3) any claims for indemnification related to the settlement of mechanics’ lien claims; and 4) any and all other actual or potential claims that could be brought by one Party against the other for any reason or purpose (collectively, the “Claims”). The Litigation Release contemplates the extinguishment of claims which the Parties do not know or suspect to exist at the time of the execution of the Litigation Release.

In exchange for the Litigation Release, the Company agreed to pay the Landlord $150,000 in cash and issue 779,221 shares of the Company’s common stock and a warrant to purchase an additional 242,449 shares of common stock to the Landlord. As of the date of this filing, the Company has made all payments required under the Litigation Release and has received acknowledgment from the Landlord that the judgment has been satisfied in full.

On January 6, 2010, New York State Urban Development, d/b/a/ Empire State Development Corporation (“ESDC”), filed a breach of contract action against the Company. This action stems from the Grant Disbursement Award the Company entered into with ESDC when it relocated its headquarters to New York in 2004. ESDC has been awarded a judgment of approximately $515,000 and is currently in the process of enforcing its judgment to recover such damages.

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

9.    Secured Convertible Promissory Note and Warrants

Beginning in September 2009, the Company has entered into a series of agreements with various lenders (the “Lenders”) to provide bridge financing to the Company in exchange for convertible notes and warrants. These notes (the “Notes”) each contain terms of six months, are secured by all assets of the Company, and accrue interest at rates of between 8 – 10% per annum. The Lenders may, at their option at any time prior to payment in full of the Notes, elect to convert all or any part of the entire outstanding principal amount of the Notes plus the accrued interest on the then outstanding balance into shares of the Company’s common stock at the conversion price specified in each of the Notes (subject to adjustment in the event of any stock splits, stock dividends or

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

other recapitalization of common stock subsequent to the date of such sale or issuance). If between the date of the Notes and such conversion, the Company issues or sells any shares of capital stock, other than certain excluded securities (a “Future Issuance”), at a per share price below the original conversion price specified in the Notes, then the conversion price of the Notes will be reduced to the price of such Future Issuance. In July 2010, the Company and the Lenders agreed to a restructuring of all of the then outstanding notes payable (convertible and non-convertible), in which the Lenders extended the maturity date of the Notes to January 22, 2011 and the exercise price of the outstanding warrants was reduced to $1.25 per share. Subsequent to December 31, 2010, the Company and the lenders again agreed to extend the maturity date of the Notes to April 22, 2011. The shares issuable under the Notes were increased to reflect the new conversion price of $0.90. As of December 31, 2010, the aggregate principal balance of all outstanding convertible notes was $5,255,000 and the Notes were convertible into 5,838,892 shares of common stock.

The Notes’ conversion features were determined to be embedded derivative liabilities and therefore were bifurcated from the Notes and recorded as a discount to the Notes at their fair value at issuance and are required to be adjusted to fair value at the end of each reporting period. The change in fair value of the conversion features, calculated using the Black Scholes model, is recorded as a gain or loss on derivative liabilities. The fair value of the conversion features for notes in the aggregate principal amount of $800,000 issued during the third quarter of 2010 exceeded the principal amount of the notes by $890,935 and this excess was charged to loss on derivative liabilities.

Additionally, the restructuring of all the other outstanding Notes during the third quarter of 2010 resulted in the extinguishment of the original notes and recording of new notes. The Company recorded new conversion features based on the terms of the restructured Notes with the difference between the fair value of the conversion features over the principal amounts of the Notes recorded as loss on extinguishment of debt. The conversion feature fair values at December 31, 2010 and 2009 were $3,854,272 and $251,618, respectively. The change in fair value of the conversion features during the years ended December 31, 2010 and 2009 resulted in a gain on derivative liabilities of $7,385,466 and $1,073,207, respectively.

The proceeds remaining, if any, after allocation to the conversion features are allocated on a relative fair value basis between the Notes and the warrants and the amounts allocated to the warrants, calculated using the Black Scholes model, are recorded as additional note discount. The discount attributable to the issuance date aggregate fair value of the conversion features and warrants, is being amortized using the effective interest method over the terms of the Notes. During the years ended December 31, 2010 and 2009, $6,087,181 and $1,026,989, respectively, of this discount was amortized to expense. The total loss on extinguishment of debt due to the restructuring of the Notes during the third quarter of 2010 was $4,899,267, and included the write-off of the remaining discount on the original notes, as well as the difference between the fair value of the conversion features over the principal amounts of the restructured notes.

The warrants issued in connection with these Notes are exercisable upon issuance (with the exception of the warrants issued to Dynamic Worldwide Solar Energy, LLC) and entitle the Lenders to purchase up to 5,335,190 shares of common stock at exercise prices ranging from $1.25 – $1.70 per share, as adjusted for standard anti-dilution provisions and are exercisable for a period of 2 – 7 years from their respective issuance dates.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

The following table summarizes the pertinent details of the outstanding notes and warrants as of December 31, 2010.

Lender	Principal Amount	Discount	Note Payable (net of discount)	Note Conversion Shares Issuable	Conversion Price	Warrants	Warrant Exercise Price
Peter Lacey(1)	$3,075,000	$365,676	$2,709,324	3,416,668	$0.90	724,074	$1.25
						2,692,594	$1.70
Michael Moretti	750,000	89,189	660,811	833,335	$0.90	833,335	$1.25
John Gorman	700,000	83,243	616,757	777,778	$0.90	777,778	$1.25
William Steckel(2)	30,000	3,568	26,432	33,333	$0.90	11,112	$1.25
Robert Weiss(3)	50,000	5,946	44,054	55,556	$0.90	55,556	$1.25
Dynamic Worldwide Solar Energy, LLC.	650,000	117,213	532,787	722,222	$0.90	240,741	$1.25
	$5,255,000	$664,835	$4,590,165	5,838,892		5,335,190

(1)	Mr. Lacey is Chairman of the Board of Directors for the Company and currently serving as the Company’s Interim Chief Executive Officer.
(2)	Mr. Steckel is a Director of the Company and the former Chief Executive Officer and Chief Financial Officer.
(3)	Mr. Weiss is the Company’s Chief Technology Officer.

Subsequent to December 31, 2010, Dynamic Worldwide Solar Energy, LLC converted its entire outstanding principal balance of $650,000 as well as the accrued interest thereon into shares of the Company’s common stock, and John Gorman converted $500,000 of his outstanding principal balance as well as the accrued interest thereon into shares of the Company’s common stock.

The following table summarizes the pertinent details of the outstanding notes and warrants as of December 31, 2009.

Lender	Principal Amount	Discount	Note Payable (net of discount)	Shares Issuable	Conversion Price	Warrants	Exercise Price
Peter Lacey	$2,425,000	$795,413	$1,629,587	370,371	$5.40	351,852	$4.50

Mr. Lacey is Chairman of the Board of Directors for the Company.

10.    Derivative Liabilities

As described in Note 9 Secured Convertible Promissory Notes and Warrants, the Company is accounting for the conversion features in its secured convertible notes as embedded derivative liabilities. The Company currently does not use hedging contracts to manage the risk of its overall exposure to interest rate and foreign currency changes. Neither the conversion features nor the stock warrant liability discussed below is considered a hedging instrument.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

The conversion feature liability on the balance sheet at December 31, 2010 and 2009, and the change in the liability for the years ended December 31, 2010 and 2009 is summarized as follows:

Conversion Feature Liability
Balance, December 31, 2008	$—
New debt issuances	1,324,825
Change in fair value	(1,073,207)

Balance, December 31, 2009	$251,618

Balance, December 31, 2009	$251,618
New debt issuances	11,000,838
Change in fair value	(7,398,184)

Balance, December 31, 2010	$3,854,272

The Company is accounting for free-standing warrants issued in May 2006 and February 2007 in connection with a convertible note, as derivative liabilities in accordance with FASB ASC 815 Derivatives and Hedging, due to the potential for cash settlement. In the event of a change in control of the Company, the warrant holders would have the option of either exercising their warrants or requesting a cash settlement at the fair value of the warrants. Therefore, in accordance with ASC 820, Fair Value Measurements and Disclosures, the warrant liabilities are adjusted to their fair value at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the warrants and the change in fair value each period is reported as gain or loss on derivative liabilities. Generally, this accounting treatment will result in a reported loss during any accounting period in which there is a reported increase in the value of the Company’s common stock on the NASDAQ Capital Market. Conversely, this accounting treatment generally will result in a reported gain during any accounting period in which there is reported decrease in the value of the Company’s common stock on the NASDAQ Capital Market. At December 31, 2009, there were 66,667 warrants outstanding that were considered derivative liabilities. During the year ended December 31, 2010, the remaining 66,667 warrants were exercised for common stock.

The stock warrant liability on the balance sheet at December 31, 2010 and 2009 represents the amount of potential cash settlement due to the warrant holders in the event of a change in control, and the change in the liability for the years ended December 31, 2010 and 2009 is summarized as follows:

Stock Warrant Liability
Balance, December 31, 2008	$125,481
Change in fair value	6,354

Balance, December 31, 2009	$131,835

Balance, December 31, 2009	$131,835
Exercises	(32,717)
Change in fair value	(99,118)

Balance, December 31, 2010	$—

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009. There were no financial assets subject to the provisions of ASC 820 as of December 31, 2010 and 2009:

	Level 1	Level 2	Level 3	Total
Financial liabilities at December 31, 2010:
Derivative stock warrants	$—	$—	$—	$—
Conversion feature	—	—	3,854,272	3,854,272

	$—	$—	$3,854,272	$3,854,272

Financial liabilities at December 31, 2009:
Derivative stock warrants	$—	$—	$131,835	$131,835
Conversion feature	—	—	251,618	251,618

	$—	$—	$383,453	$383,453

11.    Stockholders’ Equity

Preferred Stock—The Company has authorized 3,000,000 shares of undesignated preferred stock. As of December 31, 2010 and 2009, no shares have been designated or issued. The preferred stock may be issued in series with such preferences as determined by the board of directors.

Common Stock—The Company has authorized 120,000,000 shares of common stock. As of December 31, 2010 and 2009, respectively, 6,484,516 and 3,767,290 shares have been issued and were outstanding.

Bridge loan warrants—As of December 31, 2010, there were bridge loan warrants outstanding to purchase 5,335,190 shares of the Company’s common stock. Beginning in September 2009, the Company has entered into a series of agreements with the Lenders to provide bridge financing to the Company in exchange for convertible notes and warrants. The warrants issued in connection with these Notes are exercisable upon issuance (with the exception of the warrants issued to Dynamic Worldwide Solar Energy, LLC) at exercise prices between $1.25 - $1.70 per share, as adjusted for standard anti-dilution provisions and are exercisable for a period of 2 – 7 years from their respective issuance dates (See Note 9 Secured Convertible Promissory Note and Warrants).

Class A warrants—As of December 31, 2010 there were no Class A warrants outstanding. As of December 31, 2009, there were 66,667 Class A warrants outstanding. The Class A Warrants were issued pursuant to a private placement offering in May 2006, and each provided the holder the right to purchase one share of common stock. The remaining Class A warrants were exercised during 2010 at $0.90 per share (See Note 10 “Derivative Liabilities”).

Consultant warrants—As of December 31, 2010, 2,899 Consultant warrants were outstanding. In May 2006, the Company issued 2,899 Consultant warrants to the placement agent in connection with the private placement of a note and the Class A Warrants. Each warrant gives the holder the right to purchase one share of the Company’s common stock at a price of $107.01 per share at any time prior to May 25, 2011.

12.    Employee Benefit Plans

The Company offers a savings and retirement plan under section 401(k) of the Internal Revenue Code to eligible employees meeting certain age and service requirements. The plan permits employees to contribute up to 85% of their salary up to the maximum allowable under Internal Revenue Service regulations. Participants are

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

immediately vested in their voluntary contributions and actual earnings thereon. The plan did not require the Company to make matching contributions for the years ended December 31, 2010 and 2009.

13.    Income Taxes

Deferred tax assets related to the Company’s operations are comprised of the following at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Current—
Salary related accruals	$99,000	$75,000
Non-Current—
Equity-based compensation	2,184,000	975,000
Tax effect of net operating loss carryforward	43,094,000	35,600,000
Tax effect of federal and state tax credit carryforwards	4,737,000	4,105,000
Deferred Revenue	—	—
Deferred Rent	—	765,000
Long-lived assets	(24,000)	240,000

Total deferred tax assets	50,090,000	41,760,000
Less valuation allowance	(50,090,000)	(41,760,000)

Net deferred tax assets	$—	$—

The valuation allowance increased by $8,330,000 and $9,310,000 for the years ended December 31, 2010 and December 31, 2009, respectively.

At December 31, 2010, the Company had a net operating loss carryforward of approximately $174,956,000 for federal and state combined. The net operating loss carryforward, if not utilized to reduce taxable income in future periods, will begin to expire in 2013. At December 31, 2010, the Company had federal and state tax credit carryforwards of approximately $4,737,000. Federal tax credits of approximately $2,615,000, if not utilized, will begin to expire in 2024. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. As a result of the initial public offering and certain subsequent equity transactions, a significant ownership change may have occurred.

Total income tax expense for the years ended December 31, 2010 and 2009 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2010	2009
Statutory rate	(34.00)%	(34.0)%
State income taxes, net of Federal income tax benefit	(5.0)	(5.0)
Permanent tax differences	6.0	4.0
Tax credits	(1.0)	(3.0)
Increase in valuation allowance	29.0	38.0
Other	5.0	—

	—%	—%

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

14.    Subsequent Events

Funding Commitment

On February 2, 2011 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Socius CG II, Ltd. (the “Investor” or “Socius”). Pursuant to the terms of the Purchase Agreement, the Company has the right over a term of two years, subject to certain conditions, to demand through separate tranche notices that the Investor purchase up to a total of $5.0 million of Series B preferred stock.

Under the Purchase Agreement, in connection with each tranche, Socius will receive the right to purchase an amount of shares of our common stock equal in value to the amount of the tranche at a per share price equal to the closing bid price of the common stock on the date preceding our delivery of the tranche notice (the “Investment Price”). In addition, in connection with each tranche notice, a portion of a warrant issued to Socius under the Purchase Agreement with an aggregate exercise price equal to 35% of the amount of the tranche will vest and become automatically exercisable at a per share price equal to the Investment Price.

Socius may pay for the shares it elects to purchase under the investment right at its option, in cash or a secured promissory note. Socius may pay for the shares it elects to purchase under the warrant at its option, in cash or a secured promissory note. Any such promissory note will bear interest at 2.0% per year and be secured by securities owned by Socius with a fair market value equal to the principal amount of the promissory note. The entire principal balance and interest on the promissory note is due and payable on the fourth anniversary of the date of the promissory note, and may be applied by the Company toward the redemption of shares of Series B preferred stock held by Socius.

Holders of Series B Preferred Stock will be entitled to receive dividends, which will accrue in shares of Series B Preferred Stock on an annual basis at a rate equal to 10% per annum from the issuance date. Accrued dividends will be payable upon redemption of the Series B Preferred Stock or upon the liquidation, dissolution or winding up of the Company. The Series B Preferred Stock ranks, with respect to dividend right and upon liquidation:

•	Senior to the Company’s common stock and any other series or class of preferred stock other than a class or series of preferred stock intended to be listed for trading; and

•	Junior to all existing and future indebtedness of the company and any class or series of preferred stock intended to be listed for trading.

The Series B Preferred Stock has a liquidation preference per share equal to the original price per share thereof plus all accrued dividends thereon (the “Liquidation Value”), and is subject to repurchase by the Company following the consummation of certain fundamental transactions by the Company. Upon or after the fourth anniversary of the applicable issuance date, the Company has the right, at its option, to redeem all or a portion of the shares of Series B Preferred Stock at the Liquidation Value. The Company also has the right, at its option, to redeem all or a portion of the shares of Series B Preferred Stock, at a price per share equal to: (i) 136% of the Liquidation Value if redeemed on or after the applicable issuance date but prior to the first anniversary of the applicable issuance date, (ii) 127% of the Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the applicable issuance date, (iii) 118% of the Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the applicable issuance date, and (iv) 109% of the Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the applicable issuance date.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Under the terms of the Purchase Agreement, the Company is obligated to pay Socius a commitment fee for committing to purchase the Series B Preferred Stock in the form of shares of common stock or cash, at the Company’s option. The amount of the commitment fee will be the number of shares determined by dividing $294,120 by the closing bid price of the Company’s common stock on the trading day immediately preceding the date on which the commitment fee is paid. Alternatively, the Company may pay $250,000 in cash prior to the due date. If not earlier paid, the commitment fee is payable in full on the six-month anniversary of the effective date of the Purchase Agreement.

The Company’s ability to submit a tranche notice is subject to certain conditions including, among others, that: (1) a registration statement covering our sale of shares of common stock issuable upon exercise of the additional investment right contained in the Purchase Agreement or upon exercise of the warrants issued to Socius in connection with the tranche is effective and (2) the issuance of such shares (together with all other shares beneficially owned) would not result in Socius and its affiliates beneficially owning more than 9.99% of the Company’s common stock.

Liability Settlements

On January 26, 2011 the Company issued 254,777 shares of common stock to Grenzebach Corporation (“Grenzebach”) and on February 2, 2011 the Company issued 290,323 shares of common stock to Reis GmbH & Co. KG Maschinenfabrik (“Reis”). These shares were issued in settlement of outstanding liabilities on the Company’s balance sheet at December 31, 2010 of $3,199,802 and related to the purchase of certain pieces of equipment.

Item 27.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title
3.1(22)	Amended and Restated Certificate of Incorporation.

3.2(23)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(24)	Amended and Restated Bylaws.

3.4(25)	Certificate of Designation of Series A.

3.5(20)	Certificate of Designations of Preferences, Right and Limitations of Series B Preferred Stock dated February 2, 2011.

4.1(1)	Form of Common Stock Certificate.

10.1(1)**	Form of Employee Notice of Stock Option Grant related to 2003 Equity Incentive Plan.

10.2(1)**	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan.

10.3(1)**	2003 Equity Incentive Plan.

10.4(1)	Form of Indemnification Agreement by and between the Company and its directors.

10.5(1)	Form of Indemnification Agreement by and between the Company and its officers.

10.6(1)	Form of Employee Notice of Stock Option Grant related to 2003 Equity Incentive Plan.

10.7(1)	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan.

10.8(2)	Agreement by and between the Company and New York State Energy Research and Development Authority, dated December 2, 2004.

10.9(3)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated May 11, 2007.

10.10(2)	Agreement by and between the Company and New York State Energy Research and Development Authority, dated December 2, 2004.

10.11(4)	Employment Agreement by and between the Company and Robert Weiss dated April 3, 2006.

10.12(5)	Registration Rights Agreement by and among the Company, Millennium Partners, L.P., Phoenix Partners, LP, Phoenix Partners II, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated January 19, 2007. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.

10.13(6)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated October 6, 2006.

10.14(3)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated May 11, 2007.

10.15(7)	First Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated May 29, 2007.

10.16(8)	Second Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated August 3, 2007.

Exhibit Number	Exhibit Title
10.17(9)	Amended and Restated 2006 Equity Incentive Plan.

10.18(10)**	Amended and Restated Employment Agreement by and between the Company and Robert E. Weiss, dated December 4, 2008.

10.19(11)**	Form of Employee Stock Option Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.20(11)**	Form of Employee Restricted Stock Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.21(11)**	Form of Employee Restricted Stock Unit Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.22(9)**	Amended and Restated 2006 Equity Incentive Plan

10.23(10)**	Amended and Restated Employment Agreement by and between the Company and Robert E. Weiss, dated December 4, 2008.

10.24(12)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.25(12)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.26(13)	Registration Rights Agreement by and between the Company and TD Waterhouse RRSP Account 240832S, in trust for Peter Alan Lacey, dated September 21, 2009. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 24, 2009.

10.27(12)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.28(13)	Registration Rights Agreement by and between the Company and TD Waterhouse RRSP Account 240832S, in trust for Peter Alan Lacey, dated September 21, 2009.

10.29(11)	Form of Employee Stock Option Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.30(11)	Form of Employee Restricted Stock Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.31(11)	Form of Employee Restricted Stock Unit Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.32(12)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.33(14)	Registration Rights Agreement by and between the Company and Tejas Securities Group, Inc. 401k Plan and Trust, FBO John J. Gorman, John J. Gorman TTEE, dated February 11, 2010.

10.34(15)	Registration Rights Agreement by and between the Company and Mike Moretti, dated January 6, 2010.

10.35(16)	Schedule of Material Details.

10.36(16)	Form of Purchase Agreement.

10.37(16)	Form of Secured Convertible Promissory Note.

10.38(16)	Form of Registration Rights Agreement.

10.39(16)	Form of Warrant.

10.40(16)	Form of Intercreditor Agreement.

Exhibit Number	Exhibit Title
10.41(16)	Form of Amendment of Notes and Warrants.

10.42(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to TD Waterhouse RRSP Account 230832S, in trust for Peter Alan Lacey as beneficiary.

10.43(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to Tejas Securities Group, Inc. 401K Plan and trust FBO John J. Gorman, John J. Gorman TTEE.

10.44(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to Michael Moretti.

10.45(18)	Amendment to Note between DayStar Technologies, Inc. and Dynamic Worldwide Solar Energy, LLC. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2011.

10.46(18)	Amendment to Note between DayStar Technologies, Inc. and the Bridge Lenders.

10.47(19)	Purchase Agreement, dated as of January 24, 2011, between DayStar Technologies, Inc. and Michael Moretti.

10.48(19)	Secured Convertible Promissory Note, dated as of January 24, 2011, in favor of Michael Moretti.

10.49(19)	Warrant, dated as of January 24, 2011, issued to Michael Moretti.

10.50(19)	Registration Rights Agreement, dated as of January 24, 2011, between DayStar Technologies, Inc. and Michael Moretti.

10.51(20)	Securities Purchase Agreement dated February 2, 2011.

10.52(20)	Securities Purchase Agreement, dated as of February 2, 2011, by and between DayStar Technologies, Inc. and Socius CG II, Ltd.

10.53(21)	Separation Agreement dated as of February 26, 2011, by and between DayStar Technologies, Inc. and Magnus Ryde.

10.54	Amendment to Securities Purchase Agreement dated as of March 30, 2011, by and between DayStar Technologies, Inc. and Socius CG II, Ltd.

23.1	Consent of Hein & Associates LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003, as amended.

(2)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 18, 2005.
(3)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 7, 2006.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 4, 2007.
(8)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2007.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 26, 2008.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 10, 2008.
(11)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 16, 2009.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 2, 2009.
(13)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 24, 2009.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 18, 2010.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 12, 2010.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 28, 2010
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 13, 2010.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 27, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 28, 2011.
(22)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(23)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(24)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(25)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.

II-4