Form 10-K/A
period 2010-12-31
DAYSTAR TECHNOLOGIES INC
filed 2011-04-29
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

On March 31, 2011 DayStar Technologies, Inc. (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2010 (the “10-K Report”). As the Company will not hold its annual meeting until later in the year, it is filing this Amendment No. 1 (this “Amendment”) to the 10-K Report (i) to include the information required in Part III of the 10-K Report which was previously incorporated by reference from the Company’s 2011 annual meeting proxy statement; and (ii) to re-file Item 15 (Exhibits, Financial Statement Schedules) to include currently-dated certifications from its Chief Executive Officer and Chief Financial Officer as exhibits to this Amendment.

No other revisions or amendments have been made to Part IV of the 10-K Report. This Amendment does not reflect events occurring after March 31, 2011, the date of the original filing of our 10-K Report, or modify or update those disclosures that may have been affected by subsequent events.

DAYSTAR TECHNOLOGIES, INC.

Annual Report on Form 10-K/A

(Amendment No. 1)

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

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about each of the members of the Board of Directors and each executive officer.

Name	Age	Positions	Director Since	Expiration of Current Term
Directors
Peter A. Lacey	54	Chairman and Interim Chief Executive Officer	2009	2011
Jonathan W. Fitzgerald.(1)(2)(3)	49	Director	2009	2011
Richard C. Green, Jr.(1)(2)(3)	56	Director	2009	2011
William S. Steckel	53	Director	2009	2011
Kang Sun(1)	55	Director	2009	2011

Executive Officers
Robert E. Weiss	54	Chief Technology Officer
Christopher T. Lail	35	Chief Financial Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.

Directors

Peter A. Lacey. Mr. Lacey has served as our Chairman of the Board since October 2009 and was appointed President and Interim Chief Executive Officer in February 2011. Mr. Lacey has been the President, Chief Executive Officer and a Director of Cervus Equipment Corporation since May 2003. Cervus Equipment Corporation, which had over $450 million in revenue in 2010 is listed on the TSX—Toronto Stock Exchange (CVL) and operates 15 agricultural and turf John Deere stores in Alberta, Saskatchewan, and British Columbia, as well as 5 Bobcat and JCB construction equipment stores in Alberta and 10 material handling equipment branches in Alberta, Saskatchewan and Manitoba. Mr. Lacey is also the President, Chief Executive Officer and a trustee of Proventure Income Fund, a public real estate income trust (REIT) listed on the TSX Venture Exchange (PVT.UN) which is in the commercial rental property business and provides commercial real estate leases to Cervus and other companies since November 2005. Mr. Lacey has also been the Chairman of the Board and Director of Eveready Energy Services, a public company listed on the Toronto Stock Exchange that provides industrial and oilfield maintenance and production services to the energy, resource, and industrial sectors, since September 2004. Eveready was sold to Clean Harbors Inc. in 2009. Mr. Lacey has been a member of the Red Deer College Board of Governors and Chairman.

The Board of Directors believes that Mr. Lacey’s experience, both as an entrepreneur and in financing and successfully leading companies, provides needed skills as we seek additional financing to execute our product commercialization strategy.

Jonathan W. Fitzgerald. Mr. Fitzgerald joined us as a director in 2009. Mr. Fitzgerald is an independent investment banker providing advisory services to early and growth-stage businesses in a variety of technology industries. Previously, Mr. Fitzgerald was a Managing Director and senior investment banker with the firm of Morgan Joseph & Co. Inc. In addition to leading the Firm’s Cleantech investment banking practice, Mr. Fitzgerald served a variety of industrial clients across the western region. Mr. Fitzgerald also served as the Interim-CEO of Harvest Wind Limited, a development stage wind turbine manufacturer based in Oregon. Mr. Fitzgerald also served as an Adviser to iSense Corporation, Boston Poly Corporation and Trustwater LLC. Mr. Fitzgerald was Co- Head of Capital Markets origination for North America at Dresdner Kleinwort Wasserstein. In this capacity he oversaw the origination of loan, bond and equity products for the firm’s key

III-1

corporate relationships across multiple industry sectors. In addition to traditional capital markets products, Mr. Fitzgerald has significant experience in acquisition finance, liability management, structured finance and securitization. Mr. Fitzgerald also held senior investment positions in New York and London at Credit Suisse First Boston and Lehman Brothers, leading international investment banks. Mr. Fitzgerald holds a B.A. with Distinction from Bowdoin College, an MSc.(Econ) from The London School of Economics and Political Science and an M.B.A. from the Wharton School of the University of Pennsylvania.

The Board of Directors believes that Mr. Fitzgerald’s wealth of experience in working with growth technology and cleantech companies and his current experience as an independent investment banker providing advisory services to early and growth-stage businesses in a variety of technology industries, provides the board and management team with valuable insights as we continue our financing efforts and seek to commercialize our product.

Richard C. Green, Jr. Mr. Green has spent over 30 years in the energy industry, serving for 20 years as the Chairman and CEO of Aquila Corporation, formerly UtiliCorp United, an international gas and electric company. Mr. Green has been credited with leading a successful turnaround to successfully reposition Aquila during the energy market crisis of 2002. Additionally, he demonstrated leadership and perseverance in pioneering both the strategy and successful execution of a significant business expansion of UtiliCorp United to a Fortune 30 company. UtiliCorp United was a multi-national electric and gas utility business and national energy marketing and trading business with revenues of $36.3 billion. Mr. Green is also Chairman of Midwest Research Institute (MRI) which has a core focus that includes renewable energy, life sciences and national security and defense. He currently serves on the Board of Directors of the Alliance for Sustainable Energy that operates the National Renewable Energy Laboratory (NREL) for the U. S. Department of Energy. He serves on the General Partners’ Advisory Board of Directors of Hudson Clean Energy Partners. Hudson Clean Energy Partners is a leading global private equity firm, dedicated solely to investing in renewable power, alternative fuels, energy efficiency and storage. Mr. Green founded The Calvin Group LLC which is a firm that acts as a catalyst to management teams facing significant challenges or seeking to explore new opportunities. Mr. Green is a Graduate of Southern Methodist University and serves as a member of the Board of Directors of the Hall Family Foundation, a Trustee of the Nelson-Atkins Museum of Art and the Washington D.C. based Urban Institute.

The Board of Directors believes that Mr. Green’s strategic planning experience will be of great value to DayStar as we move forward on pursuing commercial strategies and opportunities consistent with building significant, long-term value for our shareholders.

William S. Steckel. Mr. Steckel joined us in June 2008 and served as our President & Chief Executive Officer and Chief Financial Officer until February 2010. Mr. Steckel served as Chief Financial Officer of Hess Print Solutions, Inc. from February 2010 until December 2010, and is now an independent financial consultant. From April 2006 until June 2008, Mr. Steckel was Chief Financial Officer, Senior Vice President and Treasurer at Norwood Promotional Products, a leading supplier of imprinted promotional products. Before Norwood, Mr. Steckel was with Lambda Power (a division of Invensys plc), a global manufacturer of power supplies, power filtering and power protection equipment, where he was President from 2003 to 2005 and CFO from 2001 to 2002. Mr. Steckel earned his Bachelor of Science in industrial management at Iowa State University, and his M.B.A. from Western Illinois University. He is also a Certified Public Accountant.

The Board of Directors believes that Mr. Steckel’s recent experiences as a member of our management team provides key continuity and insight as we seek additional financing to execute our product commercialization strategy. Additionally, Mr. Steckel’s financial and administrative experience as well as his manufacturing operational experience in leading technology companies is useful in providing oversight as we assess strategic alternatives to commercialize our product.

Kang Sun. Dr. Sun joined us as a director in 2009. Dr. Sun is currently President and CEO of Amprius Inc., an advanced lithium-ion battery materials and batteries developer. Dr. Sun previously served as chairman and CEO of RayTracker Inc., an advanced solar tracking system company that was recently acquired by First

III-2

Solar; President and Chief Operating Officer of China-based JA Solar Holdings Co., a world leader in photovoltaic products; Managing Director of New Business Development & Chief Strategy Officer, New Business and New Products Group for Applied Materials. From 1990 to 2005, Dr. Sun held senior executive positions in several large business enterprises and technology start-ups, including serving as Vice President of New Venture Business at Honeywell International Inc., General Manager of the optical devices business at Allied Signal, Vice President of New Business and Technology at Oce, and Vice President of Business Development at Microfabrica. Dr. Sun received his Ph.D. degree in material science from Brown University, master’s degree in physical chemistry from University of Georgia and bachelor’s degree in macromolecular science from Nanjing University, China.

The Board of Directors believes that his demonstrated success and leadership as President and Chief Operating Officer of JA Solar and his depth of experience in technology companies will be of great value to DayStar as we move forward to commercialize our product.

Audit Committee

Our Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, is responsible for reviewing the results and scope of audits and other services provided by our independent public accountants and reviewing our system of internal accounting and financial controls. The audit committee also reviews other matters with respect to our accounting, auditing, and financial reporting practices and procedures, as it deems necessary or desirable. The Audit Committee of our Board of Directors consists of three non-employee directors who meet the independence standards of NASDAQ and the securities laws. The members of the Audit Committee are Jonathan Fitzgerald, Richard Green; and Kang Sun. Mr. Fitzgerald serves as the Chairman of the Audit Committee.

Executive Officers

Biographical information for our Interim Chief Executive Officer, Peter A. Lacey, is contained in the section captioned “Directors” above.

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

Christopher T. Lail. Mr. Lail was appointed Chief Financial Officer in January 2011. Mr. Lail joined us as Controller in July 2005 and was promoted to Vice President and Corporate Controller in July 2008. He is directly responsible for the financial and accounting functions, including financial and SEC reporting, internal control and SOX compliance, as well as fund raising activities. Prior to joining DayStar, Mr. Lail held various senior and management positions in public accounting, most recently with UHY, LLP from 2002 to 2005, where he specialized in auditing of public and private companies and provided accounting and tax services to clients in various industries. Mr. Lail earned his Bachelor’s degree in Accounting from Plattsburgh State University and is a Certified Public Accountant.

Code of Ethics

We have adopted a code of ethics that is applicable to our officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics can be found under the heading “Ethics Policy” on our website at www.daystartech.com.

III-3

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), to the Company’s knowledge all of the Section  16(a) filing requirements applicable to such persons with respect to fiscal 2010 were complied with.

Item  11.    Executive Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our named executive officers for services rendered in all capacities to DayStar during the year ended December 31, 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		Option Awards ($)		Non-Stock Incentive Plan Comp. ($)	All Other Comp. ($)		Total ($)
Magnus Ryde	2010	$165,644	$49,424	(1)	$1,540,335	(3)	$—	$8,757	(4)	$1,764,160
Chief Executive Officer
William S. Steckel	2010	$30,636	$—		$—		$—	$1,755	(4)	$32,391
CEO & CFO	2009	$236,123	$207,500	(2)	$—		$—	$50,838	(5)	$494,461
Robert E. Weiss	2010	$199,233	$398,999	(1)	$—		$—	$1,735	(4)	$599,967
Chief Technology Officer	2009	$283,696	$207,500	(2)	$—		$—	$7,606	(5)	$498,802
Patrick J. Forkin III	2010	$134,467	$231,905	(1)	$—		$—	$6,329	(4)	$372,701
Sr. VP Corp Dev. & Strategy	2009	$225,346	$186,750	(2)	$—		$—	$18,987	(5)	$431,083

(1)	Represents the total fair market value on the date of grant, of restricted stock units granted during the year ended December 31, 2009 that vested on June 30, 2010, as well as restricted stock units issued pursuant to a compensation restructuring under which the officer elected to receive a portion of his total base compensation in equity in lieu of cash. Amounts listed do not represent the actual current fair value of the shares granted.
(2)	Represents the total fair market value on the date of grant, of restricted stock units granted during the year ended December 31, 2009. These restricted stock units vested on February 28, 2010 with the exception of Mr. Steckel. Mr. Steckel’s restricted stock units vested on February 15, 2010.
(3)	Represents fair market value of options granted during the year ended December 31, 2010, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 4, Share Based Compensation, of our financial statements.
(4)	All other compensation for 2010 consists of medical premiums paid by us.
(5)	All other compensation for 2009 consists of medical premiums paid by us and relocation costs.

	Medical Premiums	Relocation Costs
William S. Steckel	$18,838	$32,000
Robert E. Weiss	7,606	—
Patrick J. Forkin III	18,987	—

III-4

Employment Agreements

Each executive officer serves at the discretion of our board of directors. We have entered into employment contracts with certain of our executive officers with initial terms of three-years. The agreements automatically extend for subsequent one-year periods on the anniversary date unless either party gives the other 90 days written notice prior to the anniversary date of the intent not to renew the agreement. Under the employment agreement, the executive officer is entitled to participate in an annual bonus and management incentive program and to benefits offered to other similarly situated employees as established by the Board from time to time.

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

Payments Upon Termination or Change in Control

The named executive officer may terminate his employment agreement for “good reason”. We may terminate the agreement at any time for “cause” or in the event of the named executive officer’s disability or death. If we terminate for “cause”, the named executive officer’s obligations cease after a specific termination procedure process. If we terminate “without cause” or the named executive officer terminates for “good reason”, the named executive officer is entitled to one year base salary, the amount of incentive compensation paid in the prior year under the applicable incentive program, and vesting of restricted stock, warrants, or options that would vest over the 12 months immediately following the cessation of employment. In the event that the agreement is terminated because of death, all obligations to the named executive officer immediately cease, except for benefits accrued to date. In the event of disability preventing the named executive officer from substantially performing his duties, we may terminate for “cause.”

If the named executive officer’s contract is terminated after a “change in control”, the named executive officer is entitled to a multiple of base salary, plus the target amount of incentive pay under the management incentive program. In addition, all unvested warrants, options or restricted stock then held by executive, if any, shall vest automatically on the termination of executive’s employment. Mr. Weiss’s multiple is 2.0. A “change in control”, as defined, includes (a) a consolidation or merger in which the Company is not the continuing or surviving corporation, (b) a recapitalization in which any person becomes the 50% owner and 50% of the membership of the board of directors changes commensurate with the transaction, (c) any transaction in which substantially all the assets of the corporation are to be liquidated, and (d) any person becoming the beneficial owner of more than 50% of our voting power. The agreement contains an eighteen month non-solicitation provision that restricts the named executive officer from directly or indirectly soliciting our current employees or

III-5

key suppliers to engage in a business relationship with any person or entity that engages in or plans to engage in the design, development, invention, implementation, application, manufacture, production, marketing, sale or license of any product or service in the direct competition with the Company’s products or services. For purposes of the agreement, our products or services are defined as CIGS-based PV products manufactured by a continuous process and/or on a flexible media.

Under the agreement the parties are compelled to engage in Arbitration to resolve any disputes.

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers at December 31, 2010.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested($)(1)
	Exercisable	Unexercisable
Magnus Ryde	333,333	222,223	(2)	3.60	2-16-2020	—		—

William S. Steckel	—	—		—	—	—		—

Robert E. Weiss	15,556	7,778	(3)	31.86	4-7-2018	—		—
	22,223	—		44.46	10-4-2017	—		—
	361	—		78.93	6-19-2016	—		—
	—	—		—	—	5,556	(4)	8,667

Patrick J. Forkin III	13,889	—		7.92	11-21-2018	—		—
	16,667	—		25.20	9-22-2018	—		—

(1)	Based on closing price of DayStar’s common stock on December 31, 2010 of $1.56.
(2)	Stock options vest at a rate of one-third of the grant per year beginning on August 11, 2009.
(3)	Stock options vest at a rate of one-third of the grant per year beginning on April 7, 2009.
(4)	Restricted stock award vests at a rate of one-third of the grant per year commencing on April 7, 2009.

Director Compensation

In order to preserve our cash resources, effective July 1, 2009, the Board of Directors agreed to accept restricted stock unit (“RSU”)’s in lieu of cash payments for board and committee meeting fees. Under this arrangement each board member received 5,556 RSUs in lieu of cash fees for the remainder of 2009. As of January 25, 2010, the compensation arrangement for the board members for 2010 is an option to purchase 11,112 shares of the Company’s common stock and 11,112 RSUs. Effective January 2011, the compensation arrangement for the board members for 2011 is an option to purchase 25,000 shares of the Company’s common stock and 25,000 RSUs. As was the policy of the previous board, these equity grants are in lieu of cash fees.

III-6

The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered to DayStar during the year ended December 31, 2010:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Stock Unit Awards(2)	Option Awards(3)	Total
Peter A. Lacey	$—	$—	$40,003	$30,530	$70,533
Jonathan W. Fitzgerald	—	—	40,003	30,530	70,533
Richard C. Green, Jr.	—	—	40,003	30,530	70,533
Francis J. Maher(4)	—	—	40,003	30,530	70,533
Kang Sun	—	—	40,003	30,530	70,533
Robert Tonsoo(5)	—	—	40,003	30,530	70,533

(1)	Represents total fair market value of stock awards on grant date.
(2)	Represents total fair market value of stock unit awards on issuance date.
(3)	Represents fair market value of options granted during the year ended December 31, 2010, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 4, Share Based Compensation, of our financial statements.
(4)	Mr. Maher resigned on February 2, 2010.
(5)	Mr. Tonsoo did not stand for reelection at our annual shareholders meeting on April 23, 2010.

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

Equity Compensation Plan Information

On June 19, 2006, we adopted an Equity Incentive Plan (the “2006 Plan”) to enable employees, outside directors and consultants to acquire an equity interest in DayStar. In September 2008 and December 2010, our stockholders approved the Amended and Restated 2006 Equity Incentive Plan (the “2006 Amended and Restated Plan”). The 2006 Amended and Restated Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards to employees, directors, and consultants. The 2006 Amended and Restated Plan reserves 2,700,000 of our authorized shares of common stock for issuance for these purposes. Under the 2006 Amended and Restated Plan, the term of stock options shall not exceed ten years and stock options shall not be granted with an exercise price of less than 100% of the fair market value of our common stock, measured at the time of grant.

Grants of incentive and non-qualified stock options, and restricted stock prior to June 19, 2006 were made from our original Equity Incentive Plan adopted in 2003 (the “2003 Plan”). The 2003 Plan reserves 116,667 of our authorized shares of common stock for issuance for these purposes.

III-7

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plan, consisting of the 2003 and 2006 Equity Incentive Plans. The information in this table is as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available
Equity compensation plans approved by security holders	790,867	(1)	$10.11	1,483,333
Equity compensation plans not approved by security holders	—		—	—

Total	790,867		$10.11	1,483,333

(1)	Does not include 44,448 outstanding restricted stock units granted to certain of our directors under the 2006 Plan.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of March 31, 2011, with respect to the beneficial ownership of our common stock by each person who is known to us to be the beneficial owner of more than five percent of our outstanding common stock by each nominee for director, by the named executive officers, and by all directors and executive officers as a group. The information contained in this beneficial ownership table for five percent stockholders is based on Form 13D, 13G, or other filings with the Commission available through www.sec.gov/edgar as of close of business April 5, 2011. Each person has sole voting power and sole investment power. Ownership percentages are based on 8,416,054 shares outstanding on March 31, 2011, plus the assumed conversion of the applicable notes and exercise of the applicable options and warrants vesting within 60 days thereof.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent
Directors and Executive Officers:
Robert E. Weiss(3)	326,471	3.7%
Christopher T. Lail(4)	190,478	2.2%
Peter A. Lacey(5)	6,910,005	45.1%
Jonathan Fitzgerald(6)	61,112	*
Richard C. Green, Jr.(7)	72,224	*
William S. Steckel(8)	113,076	1.3%
Kang Sun(9)	72,224	*
All directors and executive officers as a group (7 persons)	7,745,590	48.1%

5% Stockholders:
Michael Moretti(10)	1,979,218	19.1%
John Gorman(11)	777,778	8.5%
BioMed Realty Trust, Inc.(12)	779,221	9.3%
Dynamic Worldwide Solar Energy, LLC(13)	657,741	7.6%

*	Less than one percent.
(1)	Except as otherwise indicated, each officer and director can be reached at DayStar Technologies, Inc., 1010 South Milpitas Boulevard, Milpitas CA 95035.
(2)

The inclusion herein of any share of common stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Each person listed above has sole voting and investment power with respect to the shares listed. Any reference in the footnotes below to convertible notes and

III-8

warrants, stock options, and restricted common stock subject to a right of repurchase by our company relates to notes convertible into shares of our common stock, stock options and warrants exercisable or that will become exercisable within 60 days of March 31, 2011 and restricted common stock that will vest within 60 days of March 31, 2011.

(3)	Includes 55,556 shares of common stock issuable upon conversion of a secured convertible promissory note between Mr. Weiss and our company, vested warrants to purchase 55,556 shares of common stock, vested options to purchase 120,918 shares of common stock, 75,000 vested restricted stock units, and 5,556 shares of restricted common stock subject to a right of repurchase by our company.
(4)	Includes vested options to purchase 95,156 shares of common stock and 75,000 vested restricted stock units.
(5)	Includes 3,416,668 shares of common stock issuable upon conversion of a secured convertible promissory note between Mr. Lacey and our company, vested warrants to purchase 3,416,668 shares of common stock, vested options to purchase 36,112 shares of common stock and 36,112 vested restricted stock units.
(6)	Includes vested options to purchase 36,112 shares of common stock and 25,000 vested restricted stock units.
(7)	Includes vested options to purchase 36,112 shares of common stock and 36,112 vested restricted stock units.
(8)	Includes 33,333 shares of common stock issuable upon conversion of a secured convertible promissory note between Mr. Steckel and our company, vested warrants to purchase 11,112 shares of common stock, vested options to purchase 25,000 shares of common stock and 40,000 vested restricted stock units.
(9)	Includes vested options to purchase 36,112 shares of common stock and 36,112 vested restricted stock units.
(10)	Includes 930,110 shares of common stock issuable upon conversion of a secured convertible promissory note between Mr. Moretti and our company, and vested warrants to purchase 1,026,885 shares of common stock.
(11)	Includes 111,111 shares of common stock issuable upon conversion of a secured convertible promissory note between Mr. Gorman and our company, and vested warrants to purchase 666,667 shares of common stock.
(12)	Does not include warrants to purchase 242,449 shares of common stock issued as part of a settlement agreement between BMR-Gateway Boulevard LLC, an affiliate of BioMed Realty Trust, Inc., as these warrants are currently held in escrow.
(13)	Includes vested warrants to purchase 240,741 shares of common stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Board of Directors has determined that a majority of its directors presently meet the independence standards under the applicable Nasdaq rules. These directors are Messrs. Fitzgerald, Green, and Sun.

Item 14.    Principal Accounting Fees and Services

The following table shows the fees paid or accrued for the audit and other services provided by Hein & Associates LLP for 2010 and 2009.

	FY 2010	FY 2009
Audit Fees	$94,805	$113,050
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$94,805	$113,050

Audit services of Hein & Associates LLP for fiscal 2010 and 2009 consisted of the annual examination of our financial statements and quarterly reviews of the interim financial statements included in our reports on Form 10-Q.

III-9

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

III-10

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. The following financial statements are incorporated by reference to our Annual Report on Form 10-K:

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

b. The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

3.1(22)	Amended and Restated Certificate of Incorporation.

3.2(23)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(24)	Amended and Restated Bylaws.

3.4(25)	Certificate of Designation of Series A.

3.5(20)	Certificate of Designations of Preferences, Right and Limitations of Series B Preferred Stock dated February 2, 2011.

4.1(1)	Form of Common Stock Certificate.

10.1(1)*	Form of Employee Notice of Stock Option Grant related to 2003 Equity Incentive Plan.

10.2(1)*	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan.

10.3(1)*	2003 Equity Incentive Plan.

10.4(1)	Form of Indemnification Agreement by and between the Company and its directors.

10.5(1)	Form of Indemnification Agreement by and between the Company and its officers.

10.6(1)	Form of Employee Notice of Stock Option Grant related to 2003 Equity Incentive Plan.

10.7(1)	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan.

10.8(2)	Agreement by and between the Company and New York State Energy Research and Development Authority, dated December 2, 2004.

10.9(3)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated May 11, 2007.

10.10(2)	Agreement by and between the Company and New York State Energy Research and Development Authority, dated December 2, 2004.

10.11(4)	Employment Agreement by and between the Company and Robert Weiss dated April 3, 2006.

Exhibit Number	Exhibit Title

10.12(5)	Registration Rights Agreement by and among the Company, Millennium Partners, L.P., Phoenix Partners, LP, Phoenix Partners II, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated January 19, 2007. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.

10.13(6)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated October 6, 2006.

10.14(3)	Amended and Restated Agreement of Contract of Purchase and Supply by and between the Company and Blitzstrom GmbH, dated May 11, 2007.

10.15(7)	First Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated May 29, 2007.

10.16(8)	Second Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated August 3, 2007.

10.17(9)	Amended and Restated 2006 Equity Incentive Plan.

10.18(10)*	Amended and Restated Employment Agreement by and between the Company and Robert E. Weiss, dated December 4, 2008.

10.19(11)*	Form of Employee Stock Option Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.20(11)*	Form of Employee Restricted Stock Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.21(11)*	Form of Employee Restricted Stock Unit Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.22(9)*	Amended and Restated 2006 Equity Incentive Plan.

10.23(10)*	Amended and Restated Employment Agreement by and between the Company and Robert E. Weiss, dated December 4, 2008.

10.24(12)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.25(12)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.26(13)	Registration Rights Agreement by and between the Company and TD Waterhouse RRSP Account 240832S, in trust for Peter Alan Lacey, dated September 21, 2009. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 24, 2009.

10.27(12)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.28(13)	Registration Rights Agreement by and between the Company and TD Waterhouse RRSP Account 240832S, in trust for Peter Alan Lacey, dated September 21, 2009.

10.29(11)	Form of Employee Stock Option Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.30(11)	Form of Employee Restricted Stock Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.31(11)	Form of Employee Restricted Stock Unit Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

Exhibit Number	Exhibit Title

10.32(12)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.33(14)	Registration Rights Agreement by and between the Company and Tejas Securities Group, Inc. 401k Plan and Trust, FBO John J. Gorman, John J. Gorman TTEE, dated February 11, 2010.

10.34(15)	Registration Rights Agreement by and between the Company and Mike Moretti, dated January 6, 2010.

10.35(16)	Schedule of Material Details.

10.36(16)	Form of Purchase Agreement.

10.37(16)	Form of Secured Convertible Promissory Note.

10.38(16)	Form of Registration Rights Agreement.

10.39(16)	Form of Warrant.

10.40(16)	Form of Intercreditor Agreement.

10.41(16)	Form of Amendment of Notes and Warrants.

10.42(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to TD Waterhouse RRSP Account 230832S, in trust for Peter Alan Lacey as beneficiary.

10.43(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to Tejas Securities Group, Inc. 401K Plan and trust FBO John J. Gorman, John J. Gorman TTEE.

10.44(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to Michael Moretti.

10.45(18)	Amendment to Note between DayStar Technologies, Inc. and Dynamic Worldwide Solar Energy, LLC. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2011.

10.46(18)	Amendment to Note between DayStar Technologies, Inc. and the Bridge Lenders.

10.47(19)	Purchase Agreement, dated as of January 24, 2011, between DayStar Technologies, Inc. and Michael Moretti.

10.48(19)	Secured Convertible Promissory Note, dated as of January 24, 2011, in favor of Michael Moretti.

10.49(19)	Warrant, dated as of January 24, 2011, issued to Michael Moretti.

10.50(19)	Registration Rights Agreement, dated as of January 24, 2011, between DayStar Technologies, Inc. and Michael Moretti.

10.51(20)	Securities Purchase Agreement dated February 2, 2011.

10.52(20)	Securities Purchase Agreement, dated as of February 2, 2011, by and between DayStar Technologies, Inc. and Socius CG II, Ltd.

10.53(21)	Separation Agreement dated as of February 26, 2011, by and between DayStar Technologies, Inc. and Magnus Ryde.

10.54	Amendment to Securities Purchase Agreement dated as of April 26, 2011, by and between DayStar Technologies, Inc. and Socius CG II, Ltd.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Exhibit Title

31.2	Certification of the Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003, as amended.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 18, 2005.
(3)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 7, 2006.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 4, 2007.
(8)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2007.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 26, 2008.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 10, 2008.
(11)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 16, 2009.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 2, 2009.
(13)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 24, 2009.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 18, 2010.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 12, 2010.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 28, 2010.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 13, 2010.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 27, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 28, 2011.
(22)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(23)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(24)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(25)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2011.

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

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on April 29, 2011.

Signature	Capacities	Date

/S/ PETER A. LACEY Peter A. Lacey	Chairman and Interim Chief Executive Officer	April 29, 2011

/S/ JONATHAN FITZGERALD Jonathan Fitzgerald	Director	April 29, 2011

/S/ RICHARD C. GREEN, JR. Richard C. Green, Jr.	Director	April 29, 2011

/S/ WILLIAM S. STECKEL William S. Steckel	Director	April 29, 2011

/S/ KANG SUN Kang Sun	Director	April 29, 2011