Form 10-Q
period 2011-03-31
DAYSTAR TECHNOLOGIES INC
filed 2011-05-16
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 13, 2011
Common Stock par value $0.01 per share	8,904,044

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2011

Table of Contents

Part I – Financial Information

Item 1. Financial Statements

Balance Sheets—As of March 31, 2011 (unaudited) and December 31, 2010	3

Statements of Operations—For the Three Months Ended March 31, 2011 and 2010 and For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2011 (unaudited)	4

Statement of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2011 (unaudited)	5

Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2011 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II – Other Information

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. (Removed and Reserved)	18

Item 5. Other Information	18

Item 6. Exhibits	19

Signatures	20

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,179	$97,058
Other current assets	205,431	294,743

Total current assets	228,610	391,801

Property and Equipment, at cost	20,738,338	23,876,208
Less accumulated depreciation and amortization	(6,063,310)	(5,658,906)

Net property and equipment	14,675,028	18,217,302

Other Assets:
Other assets	324,677	30,940

Total Assets	$15,228,315	$18,640,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,778,760	$6,943,711
Notes and capital leases payable, current portion, net of discount of $70,336 and $664,835, respectively	4,234,664	4,590,165

Total current liabilities	9,013,424	11,533,876
Long-Term Liabilities:
Conversion feature	245,898	3,854,272

Total long-term liabilities	245,898	3,854,272
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 8,416,054 and 6,484,516 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	84,161	64,845
Additional paid-in capital	156,353,377	153,272,626
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(140,323,154)	(139,940,185)

Total stockholders’ equity	5,968,993	3,251,895

Total Liabilities and Stockholders’ Equity	$15,228,315	$18,640,043

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period from July 1, 2005 (Inception of the Development Stage) to March 31,
	For the Three Months Ended March 31,
	2011	2010	2011
Revenue:
Product revenue	$—	$—	$3,528
Research and development contract revenue	—	—	615,000

Total revenue	—	—	618,528
Costs and Expenses:
Research and development	606,565	2,488,828	61,126,453
Selling, general and administrative	1,232,187	2,242,266	36,357,657
Restructuring	850,000	—	13,883,693
Depreciation and amortization	404,786	729,361	14,476,894

Total costs and expenses	3,093,538	5,460,455	125,844,697
Other Income (Expense):
Other income	—	9,375	2,228,332
Interest expense	(233,787)	(122,226)	(3,306,570)
Amortization of note discount and financing costs	(705,812)	(975,231)	(16,848,267)
Gain on derivative liabilities	3,650,168	406,179	13,820,256
Loss on extinguishment of debt	—	—	(10,990,736)

Total other income (expense)	2,710,569	(681,903)	(15,096,985)

Net Loss	$(382,969)	$(6,142,358)	$(140,323,154)

Weighted Average Common Shares Outstanding (Basic And Diluted)	7,827,217	3,807,854

Net Loss Per Share (Basic and Diluted)	$(0.05)	$(1.61)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO MARCH 31, 2011

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES , July 1, 2005	564,806	$5,648	3,222	$32	$22,488,624	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 - 12/05 at $54.00—$74.00 per share	132,305	1,323	—	—	7,218,879	—	—	—	7,220,202
Conversion of Class B common stock	6,444	64	(3,222)	(32)	(32)	—	—	—	—
Share-based compensation	4,306	43	—	—	412,257	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	707,861	$7,078	—	$—	$30,119,728	$(403,710)	$(10,145,391)	$(3,904,151)	$15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $18.54—$67.50 per share	14,757	148	—	—	671,725	—	—	—	671,873
Share-based compensation	19,674	197	—	—	1,322,523	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 -12/06	127,004	1,270	—	—	7,376,889	—	—	—	7,378,159
Warrants issued for placement of convertible note at $48.42 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	869,296	$8,693	—	$—	$40,451,416	$—	$(10,145,391)	$(24,345,352)	$5,969,366
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $18.00—$31.05 per share	57,578	576	—	—	3,173,741	—	—	—	3,174,317
Share-based compensation	21,826	218	—	—	4,089,826	—	—	—	4,090,044
Issuance of shares pursuant to offering, 2/07 at $18.00 per share	277,777	2,778	—	—	4,997,222	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $38.25 per share, net of offering costs	1,916,668	19,166	—	—	67,875,752	—	—	—	67,894,918

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Shares issued in payment of principal and interest on convertible note, 1/07 at $13.41 per share and 2/07 at $18.00 per share	430,598	4,306	—	—	7,322,619	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $18.00 per share	50,841	508	—	—	2,397,163	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

BALANCES, December 31, 2007	3,624,584	$36,245	—	$—	$135,677,017	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Exercise of stock options, 6/08 at $28.26 per share	178	2	—	—	5,022	—	—	—	5,024
Share-based compensation	90,667	906	—	—	4,794,222	—	—	—	4,795,128
Net loss	—	—	—	—	—	—	—	(26,330,271)	(26,330,271)

BALANCES , December 31, 2008	3,715,429	$37,153	—	$—	$140,476,261	$—	$(10,145,391)	$(86,818,484)	$43,549,539
Share-based compensation	51,861	519	—	—	4,133,012	—	—	—	4,133,531
Warrants issued in connection with convertible note at $4.50 per share	—	—	—	—	497,578	—	—	—	497,578
Net loss	—	—	—	—	—	—	—	(25,040,028)	(25,040,028)

BALANCES, December 31, 2009	3,767,290	$37,672	—	$—	$145,106,851	$—	$(10,145,391)	$(111,858,512)	$23,140,620

Exercise of warrants, 7/10 & 10/10 at $0.90 per share	66,667	667	—	—	59,762	—	—	—	60,429
Share-based compensation	693,540	6,934	—	—	4,662,142	—	—	—	4,669,076
Warrants issued in connection with convertible note at $2.70 - $4.50 per share	—	—	—	—	704,481	—	—	—	704,481
Shares issued in settlement of liabilities at $1.54 - $1.85 per share	1,927,232	19,272	—	—	2,734,340	—	—	—	2,758,662
Reverse split adjustment	29,787	300	—	—	—	—	—	—	300
Net loss	—	—	—	—	—	—	—	(28,081,673)	(28,081,673)

BALANCES, December 31, 2010	6,484,516	$64,845	—	$—	$153,272,626	$—	$(10,145,391)	$(139,940,185)	$3,251,895

Share-based compensation	—	—	—	—	932,753	—	—	—	932,753
Warrants issued in connection with convertible note at $1.55 per share	—	—	—	—	69,520	—	—	—	69,520
Conversion of notes payable and accrued interest at $0.90 per share	1,386,438	13,864	—	—	1,233,930	—	—	—	1,247,794
Shares issued in settlement of liabilities at $1.55 - $1.57 per share	545,100	5,452	—	—	844,548	—	—	—	850,000
Net loss	—	—	—	—	—	—	—	(382,969)	(382,969)

BALANCES, March 31, 2011	8,416,054	$84,161	—	$—	$156,353,377	$—	$(10,145,391)	$(140,323,154)	$5,968,993

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to March 31,
	2011	2010	2011
Cash Flows from Operating Activities:
Net loss	$(382,969)	$(6,142,358)	$(140,323,154)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	404,786	729,361	14,476,894
Share-based compensation	932,753	2,138,641	20,200,667
Non-cash interest	233,787	122,226	2,546,171
Amortization of note discount and non-cash financing costs	705,812	975,231	16,271,569
Gain on derivative liabilities	(3,650,168)	(406,179)	(13,820,256)
Non-cash restructuring	850,000	—	11,881,895
Loss on sale of fixed assets	—	—	389,784
Loss on extinguishment of debt	—	—	10,990,736
Changes in operating assets and liabilities:
Other assets	89,312	(162,776)	(273,403)
Accounts payable and accrued expenses	542,808	1,412,591	7,527,337
Deferred rent	—	79,224	1,595,239
Deferred revenue	—	—	217,618

Net cash used in operating activities	(273,879)	(1,254,039)	(68,318,903)
Cash Flows from Investing Activities:
Purchase of investments	—	—	(71,957,732)
Proceeds from sale of investments	—	—	72,662,973
Purchase of equipment and improvements	—	—	(42,570,127)
Proceeds from sale of assets	—	—	2,035,280

Net cash used in investing activities	—	—	(39,829,606)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	—	78,312,500
Proceeds from issuance of notes	200,000	1,250,000	29,455,000
Payments on notes and capital leases	—	—	(11,495,310)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	—	—	8,870,549

Net cash provided by (used in) financing activities	200,000	1,250,000	98,800,360

Decrease in cash and cash equivalents	(73,879)	(4,039)	(9,348,149)
Cash and cash equivalents, beginning of period	97,058	17,320	9,371,328

Cash and cash equivalents, end of period	$23,179	$13,281	$23,179

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—

Non-Cash Transactions:
Principal and interest payments on convertible notes, in common stock	$1,247,794	$—

Beneficial conversion feature on convertible note	$41,794	$147,259

Shares issued for settlement of liabilities	$850,000	$—

Accrued property & equipment	$—	$11,682,467

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited financial statements. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed balance sheet as of December 31, 2010 has been derived from audited financial statements. The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at March 31, 2011 and the results of its operations and its cash flows for the three months ended March 31, 2011 and 2010 and for the period from July 1, 2005 (Inception of the Development Stage) to March 31, 2011.

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

2. Liquidity and Future Operations

The Company’s financial statements for the year ended December 31, 2010 and for the three months ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $0.4 million for the three months ended March 31, 2011. The Company anticipates it will continue to incur losses in the future as it commercializes its product. As noted herein, as a result of the Company’s current liquidity, there is substantial doubt as to its ability to continue as a going concern. In order to continue operations, pursue offshore manufacturing partners and commence commercial shipments of its product, the Company requires immediate and substantial additional capital beyond its current cash on hand.

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

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company reported a liability of $520,000 and $420,000 at March 31, 2011 and December 31, 2010, respectively.

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. The Company recognized no revenue for the three months ended March 31, 2011 and 2010, respectively.

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

Share-based compensation expense for the three months ended March 31, 2011 and 2010 was as follows:

	For the Three Months Ended March 31,
	2011	2010
Share-based compensation:
Selling, general and administrative	$637,421	$1,419,790
Research and development	295,332	718,851

Total share-based compensation	$932,753	$2,138,641

During the three months ended March 31, 2011, the Company granted options to purchase 335,000 shares of common stock at an exercise price of $1.55 - $1.71 per share, all with a contractual life of ten years. Options to purchase 225,185 shares of common stock were forfeited during the three months ended March 31, 2011. During the three months ended March 31, 2011 there were restricted stock units granted to purchase 350,000 shares of common stock and there were no restricted stock units forfeited.

Subsequent to March 31, 2011 and through the date of this filing, there were no options to purchase common stock granted and there were restricted stock units granted to purchase 10,000 shares of common stock. There were no options or restricted stock units forfeited subsequent to March 31, 2011 and through the date of this filing.

Reclassifications —Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation. Such reclassifications had no impact on net loss.

Impact of Recently Issued Accounting Pronouncements—

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 on January 1, 2010 (with the exception of the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements) did not have a material impact on the Company’s financial statements. The adoption of the disclosure requirements about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements effective January 1, 2011 did not have a material impact on the Company’s financial statements.

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU amends guidance for Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010, with early adoption not permitted. The adoption of ASU 2010-28 during the three months ended March 31, 2011 did not have a material impact the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that if a public company presents comparative financial statements, the entity should only disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-29 during the three months ended March 31, 2011 did not have a material impact on the Company’s financial statements.

4. Secured Convertible Promissory Notes and Warrants

Beginning in September 2009, the Company has entered into a series of agreements with various lenders (the “Lenders”) to provide bridge financing to the Company in exchange for convertible notes and warrants. These notes (the “Notes”) each contain terms of six months, are secured by all assets of the Company, and accrue interest at rates of between 8 – 10% per annum. The Lenders may, at their option at any time prior to payment in full of the Notes, elect to convert all or any part of the entire outstanding principal amount of the Notes plus the accrued interest on the then outstanding balance into shares of the Company’s common stock at the conversion price specified in each of the Notes (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of common stock subsequent to the date of such sale or issuance). If between the date of the Notes and such conversion, the Company issues or sells any shares of capital stock, other than certain excluded securities (a “Future Issuance”), at a per share price below the original conversion price specified in the Notes, then the conversion price of the Notes will be reduced to the price of such Future Issuance. As of March 31, 2011, the aggregate principal balance of all outstanding Notes was $4,305,000 and the Notes were convertible into 4,657,889 shares of common stock.

The Notes’ conversion features were determined to be embedded derivative liabilities and therefore were bifurcated from the Notes and recorded as a discount to the Notes at their fair value at issuance and are required to be adjusted to fair value at the end of each reporting period. The change in fair value of the conversion features, calculated using the Black Scholes model, is recorded as a gain or loss on derivative liabilities. The conversion feature fair values at March 31, 2011 and December 31, 2010 were $245,898 and $3,854,272, respectively. The change in fair value of the conversion features during the three months ended March 31, 2011 and 2010 resulted in a gain on derivative liabilities of $3,650,168 and $344,072, respectively.

The proceeds remaining, if any, after allocation to the conversion features are allocated on a relative fair value basis between the Notes and the warrants and the amounts allocated to the warrants, calculated using the Black Scholes model, are recorded as additional note discount. The discount attributable to the issuance date aggregate fair value of the conversion features and warrants, is being amortized using the effective interest method over the terms of the Notes. During the three months ended March 31, 2011 and 2010, $705,812 and $921,027, respectively, of this discount was amortized to expense.

The warrants issued in connection with these Notes are exercisable upon issuance (with the exception of the warrants issued to Dynamic Worldwide Solar Energy, LLC) and entitle the Lenders to purchase up to 5,528,740 shares of common stock at exercise prices ranging from $1.25 – $1.70 per share, as adjusted for standard anti-dilution provisions and are exercisable for a period of 2 – 7 years from their respective issuance dates.

The following table summarizes the pertinent details of the outstanding notes and warrants as of March 31, 2011.

Lender	Principal Amount	Discount	Note Payable (net of discount)	Note Conversion Shares Issuable	Conversion Price	Warrants	Warrant Exercise Price
Peter Lacey(1)	$3,075,000	$—	$3,075,000	3,416,668	$0.90	724,074	$1.25
Peter Lacey(1)						2,692,594	$1.70
Peter Lacey(1)	50,000	—	50,000	N/A	N/A	N/A	N/A
Michael Moretti	750,000	—	750,000	833,335	$0.90	833,335	$1.25
Michael Moretti	150,000	70,336	79,664	96,775	$1.55	193,550	$1.55
John Gorman	100,000	—	100,000	111,111	$0.90	666,667	$1.25
Richard Schottenfeld	100,000	—	100,000	111,111	$0.90	111,111	$1.25
William Steckel(2)	30,000	—	30,000	33,333	$0.90	11,112	$1.25
Robert Weiss(3)	50,000	—	50,000	55,556	$0.90	55,556	$1.25
Dynamic Worldwide Solar Energy, LLC.	—	—	—	—	—	240,741	$1.25
	$4,305,000	$70,336	$4,234,664	4,657,889		5,528,740

The following table summarizes the pertinent details of the outstanding notes and warrants as of December 31, 2010.

Lender	Principal Amount	Discount	Note Payable (net of discount)	Note Conversion Shares Issuable	Conversion Price	Warrants	Warrant Exercise Price
Peter Lacey(1)	$3,075,000	$365,676	$2,709,324	3,416,668	$0.90	724,074	$1.25
						2,692,594	$1.70
Michael Moretti	750,000	89,189	660,811	833,335	$0.90	833,335	$1.25
John Gorman	700,000	83,243	616,757	777,778	$0.90	777,778	$1.25
William Steckel(2)	30,000	3,568	26,432	33,333	$0.90	11,112	$1.25
Robert Weiss(3)	50,000	5,946	44,054	55,556	$0.90	55,556	$1.25
Dynamic Worldwide Solar Energy, LLC.	650,000	117,213	532,787	722,222	$0.90	240,741	$1.25
	$5,255,000	$664,835	$4,590,165	5,838,892		5,335,190

(1)	Mr. Lacey is Chairman of the Board of Directors for the Company and currently serving as the Company’s Interim President and Chief Executive Officer.
(2)	Mr. Steckel is a Director of the Company and the former Chief Executive Officer and Chief Financial Officer.
(3)	Mr. Weiss is the Company’s Chief Technology Officer.

In January 2011, Dynamic Worldwide Solar Energy, LLC converted its entire outstanding principal balance of $650,000 as well as the accrued interest thereon into shares of the Company’s common stock, and John Gorman converted $500,000 of his outstanding principal balance as well as the accrued interest thereon into shares of the Company’s common stock. Additionally, John Gorman transferred $100,000 of his remaining balance to Richard Schottenfeld.

5. Derivative Liabilities

As described in Note 4 Secured Convertible Promissory Notes and Warrants, the Company is accounting for the conversion features in its secured convertible notes as embedded derivative liabilities. The Company currently does not use hedging contracts to manage the risk of its overall exposure to interest rate and foreign currency changes. The conversion features are not considered hedging instruments.

The conversion feature liability on the balance sheet at March 31, 2011 and 2010, and the change in the liability for the three months ended March 31, 2011 and 2010 is summarized as follows:

Conversion Feature Liability
Balance, December 31, 2009	$251,618
New debt issuances	147,260
Change in fair value	(344,072)

Balance, March 31, 2010	$54,806

Balance, December 31, 2010	$3,854,272
New debt issuances	41,794
Change in fair value	(3,650,168)

Balance, March 31, 2011	$245,898

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. There were no financial assets subject to the provisions of ASC 820 as of March 31, 2011 and 2010:

	Level 1	Level 2	Level 3	Total
Financial liabilities at March 31, 2011:
Conversion feature	$—	$—	$245,898	$245,898

	$—	$—	$245,898	$245,898

Financial liabilities at December 31, 2010:
Conversion feature	$—	$—	$3,854,272	$3,854,272

	$—	$—	$3,854,272	$3,854,272

6. Funding Commitment

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

Under the Purchase Agreement, in connection with each tranche, Socius will receive the right (the “Investment Right”) to purchase an amount of shares of our common stock equal in value to the amount of the tranche at a per share price equal to the closing bid price of the common stock on the date preceding our delivery of the tranche notice (the “Investment Price”). The Investment Right will be automatically exercised for shares of common stock at the time of each tranche. In addition, in connection with each tranche notice, a portion of a warrant issued to Socius under the Purchase Agreement with an aggregate exercise price equal to 35% of the amount of the tranche will vest and immediately be exercised at a per share price equal to the Investment Price.

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

7. Liability Settlements

On January 26, 2011 the Company issued 254,777 shares of common stock to Grenzebach Corporation (“Grenzebach”) and on February 2, 2011 the Company issued 290,323 shares of common stock to Reis GmbH & Co. KG Maschinenfabrik (“Reis”). These shares were issued in settlement of outstanding liabilities on the Company’s balance sheet of $3,137,870 and related to the purchase of certain pieces of equipment. The settlement of these obligations and issuance of common stock resulted in $850,000 in restructuring expenses during the three months ended March 31, 2011.

8. Subsequent Events

Bridge Financing

On April 27, 2011 the Company and two investors entered into Purchase Agreements (the “Purchase Agreements”). Pursuant to the Purchase Agreements, the investors agreed to loan the Company an aggregate of $250,000 for working capital purposes. In connection with these loans, the Company issued each investor a secured promissory note (each, a “Note”) and a warrant (each, a “Warrant”) to purchase shares of the Company’s common stock. The exercise price on the Warrants is $1.00 per share. The Notes are not convertible into common stock.

The original principal amount of the Notes and the number of shares subject to the Warrants are as follows:

Investor	Original Principal Amount	Shares Subject to Warrants
Investor Company in trust for Peter Lacey	$125,000	250,000
Michael Moretti	$125,000	250,000

Mr. Lacey is the Chairman of the Board of Directors and also the Company’s Interim President and Chief Executive Officer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in our Annual Report on Form 10-K filed on March 31, 2011 as well as Part II, Item 1A below.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

Certain reclassifications have been made to the 2010 financial information to conform to the 2011 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $606,565 for the three months ended March 31, 2011 compared to $2,488,828 for the three months ended March 31, 2010, a decrease of $1,882,263 or 76%. The decrease is primarily due to the cost savings measures implemented including a reduction in our workforce, the consolidation of our facilities into one location in California and a reduction in expenditures for materials, supplies and consultants, as well as a decrease in share based compensation.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,232,187 for the three months ended March 31, 2011 compared to $2,242,266 for the three months ended March 31, 2010, a decrease of $1,010,079 or 45%. The decrease in selling, general and administrative expenses was primarily due to cost savings measures implemented, including a reduction in our workforce and outside consultants and professional fees, as well as a decrease in share based compensation.

Restructuring. Restructuring expenses were $850,000 for the three months ended March 31, 2011. There were no restructuring expenses for the three months ended March 31, 2010. The restructuring expenses in 2011 resulted from impairment charges on certain equipment, as we have cancelled orders for such equipment and settled the outstanding obligations with the vendors. The settlement amounts which were paid in shares of our common stock was recorded as restructuring expense during the quarter.

Depreciation and amortization expense. Depreciation and amortization expense was $404,786 for the three months ended March 31, 2011 compared to $729,361 for the three months ended March 31, 2010, a decrease of $324,575 or 45%. During the second quarter of 2010, we consolidated our California facilities and recorded impairment charges on leasehold improvements and certain equipment which resulted in a decrease in depreciation expense.

Interest expense. Interest expense was $233,787 for the three months ended March 31, 2011 compared to $122,226 for the three months ended March 31, 2010, an increase of $111,561 or 91%. The increase in interest expense was due to the increase in our outstanding convertible notes issued in connection with our bridge financing, as well as interest expense on certain outstanding payables at March 31, 2011.

Amortization of note discount and financing costs. Amortization of note discount and financing costs was $705,812 for the three months ended March 31, 2011 compared to $975,231 for the three months ended March 31, 2010, a decrease of $269,419 or 28%. The convertible notes issued in connection with our bridge financing contain conversion features which result in discounts to the principal amount of the notes payable reflected on our balance sheet, based on the fair value of the conversion features. The discounts on the convertible notes are amortized using the effective interest method over the terms of the notes. During the first quarter of 2011 we amortized the remainder of the discount on the notes that were outstanding at the beginning of the quarter, whereas in the first quarter of 2010 we amortized a larger portion of the discount throughout the entire quarter.

Gain on derivative liabilities. Gain on derivative liabilities was $3,650,168 for the three months ended March 31, 2011 compared to $406,179 for the three months ended March 31, 2010. The conversion features on the convertible notes issued in conjunction with our bridge financing are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the three months ended March 31, 2011, our common stock price decreased which caused a decrease in the fair value of the conversion features, resulting in a gain on derivative liabilities. This decrease in stock price coupled with an increase in outstanding convertible notes resulted in a significant increase in gain on derivative liabilities for the three months ended March 31, 2011 as compared with the same quarter in 2010.

Liquidity and Capital Resources

At March 31, 2011, our cash and cash equivalents totaled $23,000 compared to $97,000 at December 31, 2010. Subsequent to March 31, 2011 and through May 16, 2011, we have received additional bridge financing of $250,000 to fund our operations.

We are in the development stage, and as such, have historically reported net losses, including a net loss of $0.4 million for the three months ended March 31, 2011. We anticipate incurring losses in the future, as we complete the commercialization of our products, invest in research and development, and incur associated administrative and operating costs. Our financial statements for the year ended December 31, 2010 and the three months ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As noted herein, as a result of our current liquidity, there is substantial doubt as to our ability to continue as a going concern.

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

Beginning in September 2009, we have funded our operations through a series of bridge financing transactions in which we have issued convertible and traditional notes with an aggregate principal amount of $5,655,000 and also issued warrants exercisable for shares of our common stock. Currently, $4,505,000 of these notes remains outstanding.

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

An inability to raise additional funding in the very near term may cause us to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations. A wide variety of factors relating to the Company including those described in the section entitled “Risk Factors” in Part I Item 1A in our Annual Report on Form 10-K, as well as external conditions, could adversely affect our ability to secure additional funding necessary to continue operations and the terms of any funding that we secure.

Commitments. At March 31, 2011, we had no outstanding purchase orders for equipment and improvements. Other commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases and certain other commitments entered into in the ordinary course of business.

We lease 32,000 square feet of factory and office space in Milpitas, California under a lease which expires in May 2011. This facility is the location of our corporate headquarters as well as the development of our products and proprietary deposition equipment. We are currently in the process of negotiating an extension of this lease.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including routine employment matters. The following is a summary of legal proceedings to which we are a party at this time.

On January 6, 2010, New York State Urban Development, d/b/a/ Empire State Development Corporation (“ESDC”), filed a breach of contract action against us. This action stems from the Grant Disbursement Award we entered into with ESDC when we relocated our headquarters to New York in 2004. ESDC has been awarded a judgment of approximately $520,000 and is currently in the process of enforcing its judgment to recover such damages.

Item 1A.	Risk Factors

Item 1A (“Risk Factors”) of our annual report on Form 10-K for our fiscal year ended December 31, 2010 (“Annual Report”) sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. The risks and uncertainties described in our Annual Report do not constitute all the risk factors that pertain to our business but we do believe that they reflect the more important ones. Accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There have been no material changes in the Risk Factors contained in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Bridge Financing. On January 24, 2011we entered into a Purchase Agreement (the “Purchase Agreement”) with Michael Moretti. Pursuant to the Purchase Agreement, Mr. Moretti agreed to loan us the amount of $150,000 (the “Loan”) to fund ongoing research and development and related business operations. On January 24, 2011, we issued Mr. Moretti (a) a Secured Convertible Promissory Note (the “Note”) and (b) a warrant to purchase 193,550 shares of our common stock (subject to adjustment for certain dilutive transactions) (the “Warrant”). The Note carries an interest rate of 10% per annum and is initially convertible into 96,775 shares of our common stock based on a $1.55 conversion price. The Note matures on July 23, 2011, is secured by all of our assets, and includes customary provisions concerning events of default. The Warrant is immediately exercisable, has a term of five years, and has an exercise price of $1.55 per share.

Settlement with Equipment Vendors. In July 2008, we entered into a Purchase Order with Grenzebach Corporation (“Grenzebach”) for the purchase of a several pieces of equipment (collectively “Equipment”). On January 26, 2011, we entered into a Settlement Agreement and Mutual Release with Grenzebach, whereby we issued Grenzebach 254,777 shares of our common stock in exchange for a release of any and all claims that may be related to the Purchase Order or the Equipment. The shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

In July 2008, we entered into a Purchase Order with Reis GmbH & Co. KG Maschinenfabrik (“Reis”) for the purchase of several pieces of equipment (collectively “Equipment”). On February 2, 2011, we entered into a Settlement Agreement and Mutual Release with Reis, whereby we issued Reis 290,323 shares of our common stock in exchange for a release of any and all claims that may be related to the Purchase Order or the Equipment. The shares were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

We entered into Registration Rights Agreements with Mr. Moretti, Grenzebach and Reis whereby we are required to register all shares underlying the convertible notes and warrants and the settlement agreements.

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

DAYSTAR TECHNOLOGIES, INC.

Date: May 16, 2011	By:	/S/ PETER A. LACEY
Peter A. Lacey
Interim Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/S/ CHRISTOPHER T. LAIL
Christopher T. Lail
Chief Financial Officer (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Text of Amendment of Amended and Restated Bylaws

3.5(5)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock.

4.1(5)	Stockholder Rights Agreement, dated as of May 6, 2008 between the Company and Computershare Trust Company, N.A., as Rights Agent.

4.2(6)	Form of Common Stock Certificate.

4.3(6)	Form of Class A Public Warrant.

4.4(6)	Form of Class B Public Warrant.

4.5(6)	Form of Unit Certificate.

4.6(6)	Form of Warrant Agent Agreement.

4.7(6)	Form of Representative’s Warrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2010.
(5)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.