Form 10-Q
period 2011-06-30
DAYSTAR TECHNOLOGIES INC
filed 2011-08-15
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 12, 2011
Common Stock par value $0.01 per share	9,547,033

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2011

Part I – Financial Information

Item 1. Financial Statements

Balance Sheets—As of June 30, 2011 (unaudited) and December 31, 2010	3

Statements of Operations—For the Three Months and Six Months Ended June 30, 2011 and 2010 and For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2011 (unaudited)	4

Statement of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2011 (unaudited)	5

Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2011 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II – Other Information

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	20

Signatures	21

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,819	$97,058
Other current assets	135,919	294,743

Total current assets	140,738	391,801

Property and Equipment, at cost	20,738,338	23,876,208
Less accumulated depreciation and amortization	(6,460,945)	(5,658,906)

Net property and equipment	14,277,393	18,217,302

Other Assets:
Other assets	339,295	30,940

Total Assets	$14,757,426	$18,640,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,866,181	$6,943,711
Notes and capital leases payable, current portion, net of discount of $107,300 and $664,835, respectively	4,397,700	4,590,165

Total current liabilities	9,263,881	11,533,876
Long-Term Liabilities:
Conversion feature	—	3,854,272

Total long-term liabilities	—	3,854,272
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 8,959,044 and 6,484,516 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	89,590	64,845
Additional paid-in capital	156,935,215	153,272,626
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(141,385,869)	(139,940,185)

Total stockholders’ equity	5,493,545	3,251,895

Total Liabilities and Stockholders’ Equity	$14,757,426	$18,640,043

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to June 30,
	2011	2010	2011	2010	2011
Revenue:
Product revenue	$—	$—	$—	$—	$3,528
Research and development contract revenue	—	—	—	—	615,000

Total revenue	—	—	—	—	618,528
Costs and Expenses:
Research and development	233,206	2,564,357	839,771	5,053,185	61,359,659
Selling, general and administrative	459,357	1,090,805	1,691,544	3,333,070	36,817,014
Restructuring	—	7,765,588	850,000	7,765,588	13,883,693
Depreciation and amortization	398,018	640,491	802,804	1,369,852	14,874,912

Total costs and expenses	1,090,581	12,061,241	4,184,119	17,521,695	126,935,278
Other Income (Expense):
Other income (expense)	—	5,000	—	14,375	2,228,332
Interest expense	(111,782)	(105,698)	(345,569)	(227,924)	(3,418,352)
Amortization of note discount and financing costs	(106,250)	(556,785)	(812,062)	(1,532,016)	(16,954,517)
Gain on derivative liabilities	245,898	468,886	3,896,066	875,065	14,066,154
Loss on extinguishment of debt	—	—	—	—	(10,990,736)

Total other income (expense)	27,866	(188,597)	2,738,435	(870,500)	(15,069,119)

Net Loss	$(1,062,715)	$(12,249,838)	$(1,445,684)	$(18,392,195)	$(141,385,869)

Weighted Average Common Shares Outstanding (Basic And Diluted)	8,904,649	4,130,926	8,368,909	3,970,282

Net Loss Per Share (Basic and Diluted)	$(0.12)	$(2.97)	$(0.17)	$(4.63)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO JUNE 30, 2011

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	564,806	$5,648	3,222	$32	$22,488,624	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 -12/05 at $54.00—$74.00 per share	132,305	1,323	—	—	7,218,879	—	—	—	7,220,202
Conversion of Class B common stock	6,444	64	(3,222)	(32)	(32)	—	—	—	—
Share-based compensation	4,306	43	—	—	412,257	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	707,861	$7,078	—	$—	$30,119,728	$(403,710)	$(10,145,391)	$(3,904,151)	$15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $18.54—$67.50 per share	14,757	148	—	—	671,725	—	—	—	671,873
Share-based compensation	19,674	197	—	—	1,322,523	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 -12/06	127,004	1,270	—	—	7,376,889	—	—	—	7,378,159
Warrants issued for placement of convertible note at $48.42 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	869,296	$8,693	—	$—	$40,451,416	$—	$(10,145,391)	$(24,345,352)	$5,969,366
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $18.00—$31.05 per share	57,578	576	—	—	3,173,741	—	—	—	3,174,317
Share-based compensation	21,826	218	—	—	4,089,826	—	—	—	4,090,044
Issuance of shares pursuant to offering, 2/07 at $18.00 per share	277,777	2,778	—	—	4,997,222	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $38.25 per share, net of offering costs	1,916,668	19,166	—	—	67,875,752	—	—	—	67,894,918

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Shares issued in payment of principal and interest on convertible note, 1/07 at $13.41 per share and 2/07 at $18.00 per share	430,598	4,306	—	—	7,322,619	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $18.00 per share	50,841	508	—	—	2,397,163	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

BALANCES, December 31, 2007	3,624,584	$36,245	—	$—	$135,677,017	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Exercise of stock options, 6/08 at $28.26 per share	178	2	—	—	5,022	—	—	—	5,024
Share-based compensation	90,667	906	—	—	4,794,222	—	—	—	4,795,128
Net loss	—	—	—	—	—	—	—	(26,330,271)	(26,330,271)

BALANCES , December 31, 2008	3,715,429	$37,153	—	$—	$140,476,261	$—	$(10,145,391)	$(86,818,484)	$43,549,539
Share-based compensation	51,861	519	—	—	4,133,012	—	—	—	4,133,531
Warrants issued in connection with convertible note at $4.50 per share	—	—	—	—	497,578	—	—	—	497,578
Net loss	—	—	—	—	—	—	—	(25,040,028)	(25,040,028)

BALANCES, December 31, 2009	3,767,290	$37,672	—	$—	$145,106,851	$—	$(10,145,391)	$(111,858,512)	$23,140,620

Exercise of warrants, 7/10 & 10/10 at $0.90 per share	66,667	667	—	—	59,762	—	—	—	60,429
Share-based compensation	693,540	6,934	—	—	4,662,142	—	—	—	4,669,076
Warrants issued in connection with convertible note at $2.70 - $4.50 per share	—	—	—	—	704,481	—	—	—	704,481
Shares issued in settlement of liabilities at $1.54 - $1.85 per share	1,927,232	19,272	—	—	2,734,340	—	—	—	2,758,662
Reverse split adjustment	29,787	300	—	—	—	—	—	—	300
Net loss	—	—	—	—	—	—	—	(28,081,673)	(28,081,673)

BALANCES, December 31, 2010	6,484,516	$64,845	—	$—	$153,272,626	$—	$(10,145,391)	$(139,940,185)	$3,251,895

Share-based compensation	312,093	3,121	—	—	1,107,247	—	—	—	1,110,368
Warrants issued in connection with notes at $1.00 - $1.55 per share	—	—	—	—	212,732	—	—	—	212,732
Conversion of notes payable and accrued interest at $0.90 per share	1,386,438	13,864	—	—	1,233,930	—	—	—	1,247,794
Shares issued in settlement of liabilities at $0.90 - $1.57 per share	775,997	7,760	—	—	1,108,680	—	—	—	1,116,440
Net loss	—	—	—	—	—	—	—	(1,445,684)	(1,445,684)

BALANCES, June 30, 2011	8,959,044	$89,590	—	$—	$156,935,215	$—	$(10,145,391)	$(141,385,869)	$5,493,545

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to June 30,
	2011	2010	2011
Cash Flows from Operating Activities:
Net loss	$(1,445,684)	$(18,392,195)	$(141,385,869)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	802,804	1,369,852	14,874,912
Share-based compensation	1,110,368	3,620,249	20,378,282
Non-cash interest	345,569	227,924	2,657,953
Amortization of note discount and non-cash financing costs	812,062	1,497,016	16,377,818
Gain on derivative liabilities	(3,896,066)	(875,065)	(14,066,154)
Non-cash restructuring	850,000	7,765,588	11,881,895
Loss on sale of fixed assets	—	—	389,784
Loss on extinguishment of debt	—	—	10,990,736
Changes in operating assets and liabilities:
Other assets	143,824	133,202	(218,891)
Accounts payable and accrued expenses	784,884	2,629,798	7,769,414
Deferred rent	—	—	1,595,239
Deferred revenue	—	—	217,618

Net cash used in operating activities	(492,239)	(2,023,631)	(68,537,263)
Cash Flows from Investing Activities:
Purchase of investments	—	—	(71,957,732)
Proceeds from sale of investments	—	—	72,662,973
Purchase of equipment and improvements	—	—	(42,570,127)
Proceeds from sale of assets	—	—	2,035,280

Net cash used in investing activities	—	—	(39,829,606)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	—	78,312,500
Proceeds from issuance of notes	450,000	2,030,000	29,705,000
Payments on notes and capital leases	(50,000)	—	(11,545,310)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	—	—	8,870,549

Net cash provided by financing activities	400,000	2,030,000	99,000,360

Net change in cash and cash equivalents	(92,239)	6,369	(9,366,509)
Cash and cash equivalents, beginning of period	97,058	17,320	9,371,328

Cash and cash equivalents, end of period	$4,819	$23,689	$4,819

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—

Non-Cash Transactions:
Principal and interest payments on convertible notes, in common stock	$1,247,794	$—

Beneficial conversion feature on convertible note	$41,794	$12,720

Shares issued for settlement of liabilities	$1,116,440	$—

Accrued property & equipment	$—	$9,636,002

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited financial statements. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed balance sheet as of December 31, 2010 has been derived from audited financial statements. The results of operations for the six months ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at June 30, 2011 and the results of its operations and its cash flows for the three months and six months ended June 30, 2011 and 2010 and for the period from July 1, 2005 (Inception of the Development Stage) to June 30, 2011.

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

2. Liquidity and Future Operations

The Company’s financial statements for the year ended December 31, 2010 and for the six months ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $1.4 million for the six months ended June 30, 2011. The Company anticipates it will continue to incur losses in the future as it commercializes its product. As noted herein, as a result of the Company’s current liquidity, there is substantial doubt as to its ability to continue as a going concern. In order to continue operations, pursue offshore manufacturing partners and commence commercial shipments of its product, the Company requires immediate and substantial additional capital beyond its current cash on hand.

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

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company reported a liability of $520,000 and $420,000 at June 30, 2011 and December 31, 2010, respectively.

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. The Company recognized no revenue for the six months ended June 30, 2011 and 2010, respectively.

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

Share-based compensation expense for the three months and six months ended June 30, 2011 and 2010 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Share-based compensation:
Selling, general and administrative	$128,686	$465,511	$766,107	$1,744,447
Research and development	48,929	1,016,096	344,261	1,875,802

Total share-based compensation	$177,615	$1,481,607	$1,110,368	$3,620,249

During the six months ended June 30, 2011, the Company granted options to purchase 335,000 shares of common stock at an exercise price of $1.55 - $1.71 per share, all with a contractual life of ten years. Options to purchase 225,185 shares of common stock were forfeited during the six months ended June 30, 2011. During the six months ended June 30, 2011 there were restricted stock units granted to purchase 365,000 shares of common stock and there were no restricted stock units forfeited.

Subsequent to June 30, 2011 and through the date of this filing, no options or restricted stock units were granted or forfeited.

Reclassifications —Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation. Such reclassifications had no impact on net loss.

Impact of Recently Issued Accounting Pronouncements—

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The Company does not believe that the adoption of ASU 2011-04 in the first quarter of 2012 will have an impact its financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. The Company does not believe that the adoption of ASU 2011-05 will have an impact on its financial position, results of operations, or cash flows.

4. Secured Convertible Promissory Notes and Warrants

Beginning in September 2009, the Company has entered into a series of agreements with various lenders (the “Lenders”) to provide bridge financing to the Company in exchange for notes and warrants. With the exception of the traditional loans indicated in the table below, these notes (the “Notes”) are convertible into shares of the Company’s common stock and each contain terms of six months, are secured by all assets of the Company, and accrue interest at rates of between 8 – 10% per annum. The Lenders may, at their option at any time prior to payment in full of the Notes, elect to convert all or any part of the entire outstanding principal amount of the Notes plus the accrued interest on the then outstanding balance into shares of the Company’s common stock at the conversion price specified in each of the Notes (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of common stock subsequent to the date of such sale or issuance). If between the date of the Notes and such conversion, the Company issues or sells any shares of capital stock, other than certain excluded securities (a “Future Issuance”), at a per share price below the original conversion price specified in the Notes, then the conversion price of the Notes will be reduced to the price of such Future Issuance. As of June 30, 2011, the aggregate principal balance of all outstanding Notes was $4,505,000 and the Notes were convertible into 4,711,114 shares of common stock.

The Notes’ conversion features were determined to be embedded derivative liabilities and therefore were bifurcated from the Notes and recorded as a discount to the Notes at their fair value at issuance and are required to be adjusted to fair value at the end of each reporting period. The change in fair value of the conversion features, calculated using the Black Scholes model, is recorded as a gain or loss on derivative liabilities. The conversion feature fair values at June 30, 2011 and December 31, 2010 were $0 and $3,854,272, respectively. The change in fair value of the conversion features during the three months ended June 30, 2011 and 2010 resulted in a gain on derivative liabilities of $245,898 and $411,421, respectively. The change in fair value of the conversion features during the six months ended June 30, 2011 and 2010 resulted in a gain on derivative liabilities of $3,896,066 and $755,493, respectively.

The proceeds remaining, if any, after allocation to the conversion features are allocated on a relative fair value basis between the Notes and the warrants and the amounts allocated to the warrants, calculated using the Black Scholes model, are recorded as additional note discount. The discount attributable to the issuance date aggregate fair value of the conversion features and warrants, is being amortized using the effective interest method over the terms of the Notes. During the three months ended June 30, 2011 and 2010, $106,250 and $521,785, respectively, of this discount was amortized to expense. During the six months ended June 30, 2011 and 2010, $812,062 and $1,497,016, respectively, of this discount was amortized to expense.

The warrants issued in connection with these Notes are exercisable upon issuance (with the exception of the warrants issued to Dynamic Worldwide Solar Energy, LLC) and entitle the Lenders to purchase up to 6,028,740 shares of common stock at exercise prices ranging from $1.00 – $1.70 per share, as adjusted for standard anti-dilution provisions and are exercisable for a period of 2 – 7 years from their respective issuance dates.

The following table summarizes the pertinent details of the outstanding notes and warrants as of June 30, 2011.

Lender	Principal Amount	Discount	Note Payable (net of discount)	Note Conversion Shares Issuable	Conversion Price	Warrants	Warrant Exercise Price
Peter Lacey(1)	$3,075,000	$—	$3,075,000	3,416,668	$0.90	724,074	$1.25
Peter Lacey(1)						2,692,594	$1.70
Peter Lacey(1)	125,000	46,310	78,690	N/A	N/A	250,000	$1.00
Michael Moretti	750,000	—	750,000	833,335	$0.90	833,335	$1.25
Michael Moretti	150,000	14,680	135,320	150,000	$1.00	193,550	$1.55
Michael Moretti	125,000	46,310	78,690	N/A	N/A	250,000	$1.00
John Gorman	100,000	—	100,000	111,111	$0.90	666,667	$1.25
Richard Schottenfeld	100,000	—	100,000	111,111	$0.90	111,111	$1.25
William Steckel(2)	30,000	—	30,000	33,333	$0.90	11,112	$1.25
Robert Weiss(3)	50,000	—	50,000	55,556	$0.90	55,556	$1.25
Dynamic Worldwide Solar Energy, LLC.	—	—	—	—	—	240,741	$1.25
	$4,505,000	$107,300	$4,397,700	4,711,114		6,028,740

The following table summarizes the pertinent details of the outstanding notes and warrants as of December 31, 2010.

Lender	Principal Amount	Discount	Note Payable (net of discount)	Note Conversion Shares Issuable	Conversion Price	Warrants	Warrant Exercise Price
Peter Lacey(1)	$3,075,000	$365,676	$2,709,324	3,416,668	$0.90	724,074	$1.25
						2,692,594	$1.70
Michael Moretti	750,000	89,189	660,811	833,335	$0.90	833,335	$1.25
John Gorman	700,000	83,243	616,757	777,778	$0.90	777,778	$1.25
William Steckel(2)	30,000	3,568	26,432	33,333	$0.90	11,112	$1.25
Robert Weiss(3)	50,000	5,946	44,054	55,556	$0.90	55,556	$1.25
Dynamic Worldwide Solar Energy, LLC.	650,000	117,213	532,787	722,222	$0.90	240,741	$1.25
	$5,255,000	$664,835	$4,590,165	5,838,892		5,335,190

(1)	Mr. Lacey is Chairman of the Board of Directors for the Company and currently serving as the Company’s Interim President and Chief Executive Officer.
(2)	Mr. Steckel is a Director of the Company and the former Chief Executive Officer and Chief Financial Officer.
(3)	Mr. Weiss is the Company’s Chief Technology Officer.

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

The conversion feature liability on the balance sheet at June 30, 2011 and 2010, and the change in the liability for the six months ended June 30, 2011 and 2010 is summarized as follows:

Conversion Feature Liability
Balance, December 31, 2009	$251,618
New debt issuances	516,595
Change in fair value	(755,493)

Balance, June 30, 2010	$12,720

Balance, December 31, 2010	$3,854,272
New debt issuances	41,794
Change in fair value	(3,896,066)

Balance, June 30, 2011	$—

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. There were no financial assets subject to the provisions of ASC 820 as of June 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total
Financial liabilities at June 30, 2011:
Conversion feature	$—	$—	$—	$—

	$—	$—	$—	$—

Financial liabilities at December 31, 2010:
Conversion feature	$—	$—	$3,854,272	$3,854,272

	$—	$—	$3,854,272	$3,854,272

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

Under the terms of the Purchase Agreement, the Company was obligated to pay Socius a commitment fee for committing to purchase the Series B Preferred Stock in the form of shares of common stock or cash, at the Company’s option. The amount of the commitment fee was the number of shares determined by dividing $294,120 by the closing bid price of the Company’s common stock on the trading day immediately preceding the date on which the commitment fee is paid, or $250,000 in cash. If not earlier paid, the commitment fee was payable in full on the six-month anniversary of the effective date of the Purchase Agreement. On August 2, 2011, the Company transferred ownership of 744,607 shares of its common stock, including 587,989 newly issued shares in full payment of the commitment fee.

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

7. Liability Settlements

On January 26, 2011 the Company issued 254,777 shares of common stock to Grenzebach Corporation (“Grenzebach”) and on February 2, 2011 the Company issued 290,323 shares of common stock to Reis GmbH & Co. KG Maschinenfabrik (“Reis”). These shares were issued in settlement of outstanding liabilities on the Company’s balance sheet of $3,137,870 and related to the purchase of certain pieces of equipment. The settlement of these obligations and issuance of common stock resulted in $850,000 in restructuring expenses during the six months ended June 30, 2011.

8. Subsequent Events

Bridge Financing

On July 19, 2011 the Company, Michael Moretti and Peter A. Lacey, entered into Purchase Agreements (each a “Purchase Agreement”, collectively, the “Purchase Agreements”). Pursuant to the Purchase Agreement, each of Mr. Moretti and Mr. Lacey agreed to loan the Company $150,000 (the “Loan”) to fund operating capital and general corporate purposes. On July 19, 2011, the Company issued Mr. Moretti and Mr. Lacey (a) a Secured Convertible Promissory Note (the “Notes”) and (b) a warrant to purchase 288,462 shares of the Company’s common stock (subject to adjustment for certain dilutive transactions) (the “Warrants”). The Notes carry an interest rate of 10% per annum and are convertible into shares of the Company’s common stock based on a $0.52 conversion price (subject to adjustment for certain dilutive transactions). The Notes, to the extent that any part of the outstanding principal amount is not converted into shares of common stock, mature on the 180th day after the date of the Notes and are secured by all the assets of the Company. The Warrants are immediately exercisable, expire on July 18, 2013, and have an exercise price of $0.52 per share. As a result of this issuance, the conversion price of outstanding bridge notes was adjusted to reflect the purchase price implied by this issuance.

The following table summarizes the pertinent details of the outstanding notes and warrants after the July 19, 2011 bridge loan.

Lender	Maturity Date		Principal Amount	Note Conversion Shares Issuable	Conversion Price	Warrants	Warrant Exercise Price
Peter Lacey	10/22/2011		$3,075,000	5,913,462	$0.52	724,074	$1.25
Peter Lacey						2,692,594	$1.70
Peter Lacey	10/27/2011		125,000	N/A	N/A	250,000	$1.00
Peter Lacey	1/19/2012		150,000	288,462	$0.52	288,462	$0.52
Michael Moretti	10/22/2011		750,000	1,442,308	$0.52	833,335	$1.25
Michael Moretti	10/22/2011		150,000	288,462	$0.52	193,550	$1.55
Michael Moretti	10/27/2011		125,000	N/A	N/A	250,000	$1.00
Michael Moretti	1/19/2012		150,000	288,462	$0.52	288,462	$0.52
John Gorman	7/22/2011	(1)	100,000	192,308	$0.52	666,667	$1.25
Richard Schottenfeld	7/22/2011	(1)	100,000	192,308	$0.52	111,111	$1.25
William Steckel	10/22/2011		30,000	57,692	$0.52	11,112	$1.25
Robert Weiss	9/1/2011		50,000	96,154	$0.52	55,556	$1.25
Dynamic Worldwide Solar Energy, LLC.			—	—	—	240,741	$1.25
			$4,805,000	8,759,618		6,605,664

(1)	The Company is currently in discussions with Messrs. Gorman and Schottenfeld regarding an extension of the maturity date of their notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

Certain reclassifications have been made to the 2010 financial information to conform to the 2011 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $233,206 for the three months ended June 30, 2011 compared to $2,564,357 for the three months ended June 30, 2010, a decrease of $2,331,151 or 91%. The decrease is primarily due to the cost savings measures implemented including a reduction in our workforce, the consolidation of our facilities into one location in California and a reduction in expenditures for materials, supplies and consultants, as well as a decrease of $967,167 in share based compensation.

Selling, general and administrative expenses. Selling, general and administrative expenses were $459,357 for the three months ended June 30, 2011 compared to $1,090,805 for the three months ended June 30, 2010, a decrease of $631,448 or 58%. The decrease in selling, general and administrative expenses was primarily due to cost savings measures implemented, including a reduction in our workforce and outside consultants and professional fees, as well as a decrease of $336,825 in share based compensation.

Restructuring. There were no restructuring expenses for the three months ended June 30, 2011. Restructuring expenses were $7,765,588 for the three months ended June 30, 2010. In June 2010, we were unable to cure all alleged defaults under the lease for our Newark, California facility and on July 15, 2010, we were notified by our landlord that the lease for the facility was forfeited and terminated, and that the landlord had received a judgment for possession of the premises. Therefore, we recorded an impairment charge for the book value of the leasehold improvements for this facility and the write-off of any non-cash deferred rent, in the amount of $3,509,763. Additionally, we recorded impairment charges of $4,255,825 on certain equipment during the second quarter of 2010.

Depreciation and amortization expense. Depreciation and amortization expense was $398,018 for the three months ended June 30, 2011 compared to $640,491 for the three months ended June 30, 2010, a decrease of $242,473 or 38%. During the second quarter of 2010, we consolidated our California facilities and recorded impairment charges on leasehold improvements and certain equipment which resulted in a decrease in depreciation expense.

Interest expense. Interest expense was $111,782 for the three months ended June 30, 2011 compared to $105,698 for the three months ended June 30, 2010, an increase of $6,084 or 6%. The increase in interest expense was due to the increase in our outstanding notes issued in connection with our bridge financing, as well as interest expense on certain outstanding payables at June 30, 2011.

Amortization of note discount and financing costs. Amortization of note discount and financing costs was $106,250 for the three months ended June 30, 2011 compared to $556,785 for the three months ended June 30, 2010, a decrease of $450,535 or 81%. The convertible notes issued in connection with our bridge financing contain conversion features as well as warrants which result in discounts to the principal amount of the notes payable reflected on our balance sheet, based on the fair value of the warrants and conversion features. The discounts on the convertible notes are amortized using the effective interest method over the terms of the notes. During the second quarter of 2010, a significant portion of the discount on the then outstanding notes was amortized whereas in the second quarter of 2011, the discount related to a relatively smaller amount of notes issued in 2011, was amortized to expense.

Gain on derivative liabilities. Gain on derivative liabilities was $245,898 for the three months ended June 30, 2011 compared to $468,886 for the three months ended June 30, 2010. The conversion features on the convertible notes issued in conjunction with our bridge financing are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the three months ended June 30, 2011, our common stock price as well as the remaining term of the outstanding convertible notes decreased which caused the fair value of the conversion features to be reduced to zero and the remainder of the conversion feature liability was written off at June 30, 2011. The reduction in the fair value of the conversion features was recorded as gain on derivative liabilities.

Comparison of the Six Months Ended June 30, 2011 and 2010

Certain reclassifications have been made to the 2010 financial information to conform to the 2011 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $839,771 for the six months ended June 30, 2011 compared to $5,053,185 for the six months ended June 30, 2010, a decrease of $4,213,414 or 83%. The decrease is primarily due to the cost savings measures implemented including a reduction in our workforce, the consolidation of our facilities into one location in California and a reduction in expenditures for materials, supplies and consultants, as well as a decrease of $1,531,541 in share based compensation.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,691,544 for the six months ended June 30, 2011 compared to $3,333,070 for the six months ended June 30, 2010, a decrease of $1,641,526 or 49%. The decrease in selling, general and administrative expenses was primarily due to cost savings measures implemented, including a reduction in our workforce and outside consultants and professional fees, as well as a decrease of $978,340 in share based compensation.

Restructuring. Restructuring expenses were $850,000 for the six months ended June 30, 2011 compared to $7,765,588 for the six months ended June 30, 2010. The restructuring expenses in 2011 resulted from impairment charges on certain equipment, as we have cancelled orders for such equipment and settled the outstanding obligations with the vendors. The settlement amounts which were paid in shares of our common stock were recorded as restructuring expense during the six months ended June 30, 2011. In June 2010, we were unable to cure all alleged defaults under the lease for our Newark, California facility and on July 15, 2010, we were notified by our landlord that the lease for the facility was forfeited and terminated, and that the landlord had received a judgment for possession of the premises. Therefore, we recorded an impairment charge for the book value of the leasehold improvements for this facility and the write-off of any non-cash deferred rent, in the amount of $3,509,763 during the second quarter of 2010. Additionally, we recorded impairment charges of $4,255,825 on certain equipment during the second quarter of 2010.

Depreciation and amortization expense. Depreciation and amortization expense was $802,804 for the six months ended June 30, 2011 compared to $1,369,852 for the six months ended June 30, 2010, a decrease of $567,048 or 41%. During the second quarter of 2010, we consolidated our California facilities and recorded impairment charges on leasehold improvements and certain equipment which resulted in a decrease in depreciation expense.

Interest expense. Interest expense was $345,569 for the six months ended June 30, 2011 compared to $227,924 for the six months ended June 30, 2010, an increase of $117,645 or 52%. The increase in interest expense was due to the increase in our outstanding notes issued in connection with our bridge financing, as well as interest expense on certain outstanding payables at June 30, 2011.

Amortization of note discount and financing costs. Amortization of note discount and financing costs was $812,062 for the six months ended June 30, 2011 compared to $1,532,016 for the six months ended June 30, 2010, a decrease of $719,954 or 47%. The convertible notes issued in connection with our bridge financing contain conversion features as well as warrants which result in discounts to the principal amount of the notes payable reflected on our balance sheet, based on the fair value of the warrants and conversion features. The discounts on the convertible notes are amortized using the effective interest method over the terms of the notes. During the six months ended June 30, 2010, a significant portion of the discount on the then outstanding notes was amortized whereas during the six months ended June 30, 2011, the discount related to a relatively smaller amount of notes issued in 2011, was amortized to expense.

Gain on derivative liabilities. Gain on derivative liabilities was $3,896,066 for the six months ended June 30, 2011 compared to $875,065 for the six months ended June 30, 2010. The conversion features on the convertible notes issued in conjunction with our bridge financing are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the six months ended June 30, 2011, our common stock price as well as the remaining term of the outstanding convertible notes decreased which caused the fair value of the conversion features to be reduced to zero and the remainder of the conversion feature liability was written off at June 30, 2011. The reduction in the fair value of the conversion features was recorded as gain on derivative liabilities.

Liquidity and Capital Resources

At June 30, 2011, our cash and cash equivalents totaled $5,000 compared to $97,000 at December 31, 2010. Subsequent to June 30, 2011 and through August 15, 2011, we have received additional bridge financing of $300,000 to fund our operations.

We are in the development stage, and as such, have historically reported net losses, including a net loss of $1.4 million for the six months ended June 30, 2011. We anticipate incurring losses in the future, as we complete the commercialization of our products, invest in research and development, and incur associated administrative and operating costs. Our financial statements for the year ended December 31, 2010 and the six months ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As noted herein, as a result of our current liquidity, there is substantial doubt as to our ability to continue as a going concern.

We have historically financed our operations primarily from proceeds of the sale of equity securities and the issuance of convertible notes. We presently do not have any bank lines of credit that provide us with an additional source of debt financing. In order to fund the costs associated with our continued development and commercialization efforts, we completed a registered public offering during the fourth quarter of 2007 in which we sold 1,916,667 shares of our common stock at $38.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the fees and expenses of the offering. Upon receipt of the proceeds from the offering, we re-paid in full $9.2 million of existing indebtedness. We have used these proceeds to develop our proprietary deposition process and to build our prototype and commercial scale deposition tools. We are pursuing a strategy to manufacture and commercialize our CIGS modules offshore and are in discussions with potential partners to implement this strategy. Commercialization efforts, including continued development and administrative costs will require significant additional capital.

Beginning in September 2009, we have funded our operations through a series of bridge financing transactions in which we have issued convertible and traditional notes with an aggregate principal amount of $5.9 million and also issued warrants exercisable for shares of our common stock. Currently, $4.8 million of these notes remains outstanding.

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

Commitments. At June 30, 2011, we had no outstanding purchase orders for equipment and improvements. Other commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases and certain other commitments entered into in the ordinary course of business.

We lease 32,000 square feet of factory and office space in Milpitas, California under a lease which expires in August 2011. This facility is the location of our corporate headquarters as well as the development of our products and proprietary deposition equipment.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A (“Risk Factors”) of our annual report on Form 10-K for our fiscal year ended December 31, 2010 (“Annual Report”) sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. The risks and uncertainties described in our Annual Report do not constitute all the risk factors that pertain to our business but we do believe that they reflect the more important ones. Accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There has been no material changes in the Risk Factors contained in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 27, 2011, we entered into Purchase Agreements (the “Purchase Agreements”) with Peter Lacey and Michael Moretti. Pursuant to the Purchase Agreements, Messrs. Lacey and Moretti each agreed to loan us the amount of $125,000 (the “Loan”) for working capital. In connection with the Loan, we issued Messrs. Lacey and Moretti each (a) a Secured Promissory Note (the “Note”) and (b) a warrant to purchase 250,000 shares of our common stock (subject to adjustment for certain dilutive transactions) (the “Warrant”). The Note carries an interest rate of 10% per annum and is not convertible into common stock. The Note matures on October 27, 2011, is secured by all of our assets, and includes customary provisions concerning events of default. The Warrant is immediately exercisable, has a term of five years, and has an exercise price of $1.00 per share.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None.

Item 5.	Other Information.

(a) None.

(b) None.

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Text of Amendment of Amended and Restated Bylaws

3.5(5)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series B Preferred Stock.

4.1(6)	Form of Common Stock Certificate.

4.2(6)	Form of Class A Public Warrant.

4.3(6)	Form of Class B Public Warrant.

4.4(6)	Form of Unit Certificate.

4.5(6)	Form of Warrant Agent Agreement.

4.6(6)	Form of Representative’s Warrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2010.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: August 15, 2011	By:	/S/ PETER A. LACEY
Peter A. Lacey
Interim Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/S/ CHRISTOPHER T. LAIL
Christopher T. Lail
Chief Financial Officer (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Text of Amendment of Amended and Restated Bylaws

3.5(5)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series B Preferred Stock.

4.1(6)	Form of Common Stock Certificate.

4.2(6)	Form of Class A Public Warrant.

4.3(6)	Form of Class B Public Warrant.

4.4(6)	Form of Unit Certificate.

4.5(6)	Form of Warrant Agent Agreement.

4.6(6)	Form of Representative’s Warrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2010.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.