Form 10-Q/A
period 2011-06-30
DAYSTAR TECHNOLOGIES INC
filed 2011-09-12
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q of DayStar Technologies, Inc. (the “Company”) for the quarterly period ended June 30, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “Original 10-Q”).

The Company is filing this Amendment No. 1 pursuant to Rule 405(a)(2) of Regulation S-T to submit its first Interactive Data File within the 30-day grace period permitted thereunder. The sole purpose of this Amendment No. 1 is to include the Interactive Data File pursuant to Rule 405(a)(2) (submitted as Exhibit 101 hereto).

This Amendment No. 1 contains a cover page, this explanatory note, an amended exhibits index, a signature page, and Exhibit 101.

Except as expressly set forth herein and as described in this Explanatory Note, no other changes are being made to the Original 10-Q. This Amendment No. 1 speaks as of the filing date of the Original 10-Q and does not reflect events occurring after the filing of the Original 10-Q, nor does it modify, amend, restate, or update the disclosures or information set forth in the Company’s Original 10-Q in any way other than as described in this Explanatory Note. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q as well as the Company’s other filings and reports filed with the SEC.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Text of Amendment of Amended and Restated Bylaws

3.5(5)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series B Preferred Stock.

4.1(6)	Form of Common Stock Certificate.

4.2(6)	Form of Class A Public Warrant.

4.3(6)	Form of Class B Public Warrant.

4.4(6)	Form of Unit Certificate.

4.5(6)	Form of Warrant Agent Agreement.

4.6(6)	Form of Representative’s Warrant.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.
**	Submitted herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2010.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: September 12, 2011	By:	/S/ PETER A. LACEY
Peter A. Lacey
Interim Chief Executive Officer (Principal Executive Officer)

Date: September 12, 2011	By:	/S/ CHRISTOPHER T. LAIL
Christopher T. Lail
Chief Financial Officer (Principal Financial & Accounting Officer)