Form 10-Q
period 2011-09-30
DAYSTAR TECHNOLOGIES INC
filed 2011-11-14
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 10, 2011
Common Stock par value $0.01 per share	9,547,033

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2011

Part I – Financial Information

Item 1. Financial Statements

Balance Sheets—As of September 30, 2011 and December 31, 2010 (unaudited)	3

Statements of Operations—For the Three Months and Nine Months Ended September 30, 2011 and 2010 and For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2011 (unaudited)	4

Statements of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2011 (unaudited)	5

Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2011 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II – Other Information

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. (Removed and Reserved)	18

Item 5. Other Information	18

Item 6. Exhibits	19

Signatures	20

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$54,039	$97,058
Other current assets	271,971	294,743

Total current assets	326,010	391,801

Property and Equipment, at cost	20,738,338	23,876,208
Less accumulated depreciation and amortization	(6,816,335)	(5,658,906)

Net property and equipment	13,922,003	18,217,302

Other Assets:
Other assets	338,913	30,940

Total Assets	$14,586,926	$18,640,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,159,289	$6,943,711
Notes and capital leases payable, current portion, net of discount of $75,567 and $664,835, respectively	4,729,433	4,590,165

Total current liabilities	9,888,722	11,533,876
Long-Term Liabilities:
Conversion feature	39,978	3,854,272

Total long-term liabilities	39,978	3,854,272
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 9,547,033 and 6,484,516 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	95,470	64,845
Additional paid-in capital	157,384,241	153,272,626
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(142,676,094)	(139,940,185)

Total stockholders’ equity	4,658,226	3,251,895

Total Liabilities and Stockholders’ Equity	$14,586,926	$18,640,043

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to September 30,
	2011	2010	2011	2010	2011
Revenue:
Product revenue	$—	$—	$—	$—	$3,528
Research and development contract revenue	—	—	—	—	615,000

Total revenue	—	—	—	—	618,528
Costs and Expenses:
Research and development	207,173	210,869	1,046,944	5,264,054	61,566,832
Selling, general and administrative	336,748	1,328,056	2,028,292	4,661,127	37,153,762
Restructuring	—	1,979,819	850,000	9,745,407	13,883,693
Depreciation and amortization	355,772	375,515	1,158,576	1,745,367	15,230,684

Total costs and expenses	899,693	3,894,259	5,083,812	21,415,955	127,834,971
Other Income (Expense):
Other income (expense)	—	(46,720)	—	(32,345)	2,228,332
Interest expense	(237,729)	(185,610)	(583,298)	(413,534)	(3,656,081)
Amortization of note discount and financing costs	(122,653)	(1,809,947)	(934,715)	(3,341,963)	(17,077,170)
(Loss) gain on derivative liabilities	(30,150)	3,399,283	3,865,916	4,274,348	14,036,004
Loss on extinguishment of debt	—	(4,899,267)	—	(4,899,267)	(10,990,736)

Total other income (expense)	(390,532)	(3,542,261)	2,347,903	(4,412,761)	(15,459,651)

Net Loss	$(1,290,225)	$(7,436,520)	$(2,735,909)	$(25,828,716)	$(142,676,094)

Weighted Average Common Shares Outstanding (Basic And Diluted)	9,342,515	4,582,153	8,697,011	4,176,480

Net Loss Per Share (Basic and Diluted)	$(0.14)	$(1.62)	$(0.31)	$(6.18)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2011

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	564,806	$5,648	3,222	$32	$22,488,624	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 -12/05 at $54.00—$74.00 per share	132,305	1,323	—	—	7,218,879	—	—	—	7,220,202
Conversion of Class B common stock	6,444	64	(3,222)	(32)	(32)	—	—	—	—
Share-based compensation	4,306	43	—	—	412,257	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	707,861	$7,078	—	$—	$30,119,728	$(403,710)	$(10,145,391)	$(3,904,151)	$15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $18.54—$67.50 per share	14,757	148	—	—	671,725	—	—	—	671,873
Share-based compensation	19,674	197	—	—	1,322,523	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 -12/06	127,004	1,270	—	—	7,376,889	—	—	—	7,378,159
Warrants issued for placement of convertible note at $48.42 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	869,296	$8,693	—	$—	$40,451,416	$—	$(10,145,391)	$(24,345,352)	$5,969,366
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $18.00—$31.05 per share	57,578	576	—	—	3,173,741	—	—	—	3,174,317
Share-based compensation	21,826	218	—	—	4,089,826	—	—	—	4,090,044
Issuance of shares pursuant to offering, 2/07 at $18.00 per share	277,777	2,778	—	—	4,997,222	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $38.25 per share, net of offering costs	1,916,668	19,166	—	—	67,875,752	—	—	—	67,894,918

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Shares issued in payment of principal and interest on convertible note, 1/07 at $13.41 per share and 2/07 at $18.00 per share	430,598	4,306	—	—	7,322,619	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $18.00 per share	50,841	508	—	—	2,397,163	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

BALANCES, December 31, 2007	3,624,584	$36,245	—	$—	$135,677,017	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Exercise of stock options, 6/08 at $28.26 per share	178	2	—	—	5,022	—	—	—	5,024
Share-based compensation	90,667	906	—	—	4,794,222	—	—	—	4,795,128
Net loss	—	—	—	—	—	—	—	(26,330,271)	(26,330,271)

BALANCES , December 31, 2008	3,715,429	$37,153	—	$—	$140,476,261	$—	$(10,145,391)	$(86,818,484)	$43,549,539
Share-based compensation	51,861	519	—	—	4,133,012	—	—	—	4,133,531
Warrants issued in connection with convertible note at $4.50 per share	—	—	—	—	497,578	—	—	—	497,578
Net loss	—	—	—	—	—	—	—	(25,040,028)	(25,040,028)

BALANCES, December 31, 2009	3,767,290	$37,672	—	$—	$145,106,851	$—	$(10,145,391)	$(111,858,512)	$23,140,620

Exercise of warrants, 7/10 & 10/10 at $0.90 per share	66,667	667	—	—	59,762	—	—	—	60,429
Share-based compensation	693,540	6,934	—	—	4,662,142	—	—	—	4,669,076
Warrants issued in connection with convertible note at $2.70—$4.50 per share	—	—	—	—	704,481	—	—	—	704,481
Shares issued in settlement of liabilities at $1.54—$1.85 per share	1,927,232	19,272	—	—	2,734,340	—	—	—	2,758,662
Reverse split adjustment	29,787	300	—	—	—	—	—	—	300
Net loss	—	—	—	—	—	—	—	(28,081,673)	(28,081,673)

BALANCES, December 31, 2010	6,484,516	$64,845	—	$—	$153,272,626	$—	$(10,145,391)	$(139,940,185)	$3,251,895

Share-based compensation	312,093	3,121	—	—	1,186,939	—	—	—	1,190,060
Warrants issued in connection with notes at $0.52—$1.55 per share	—	—	—	—	293,826	—	—	—	293,826
Conversion of notes payable and accrued interest at $0.90 per share	1,386,438	13,864	—	—	1,233,930	—	—	—	1,247,794
Shares issued in settlement of liabilities at $0.90—$1.57 per share	775,997	7,760	—	—	1,108,680	—	—	—	1,116,440
Financing Costs	587,989	5,880	—	—	288,240	—	—	—	294,120
Net loss	—	—	—	—	—	—	—	(2,735,909)	(2,735,909)

BALANCES, September 30, 2011	9,547,033	$95,470	—	$—	$157,384,241	$—	$(10,145,391)	$(142,676,094)	$4,658,226

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,		For the Period from July 1, 2005 (Inception of the Development Stage) to September 30,
	2011	2010	2011
Cash Flows from Operating Activities:
Net loss	$(2,735,909)	$(25,828,716)	$(142,676,094)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,158,576	1,745,367	15,230,684
Share-based compensation	1,190,060	4,052,920	20,457,974
Non-cash interest	583,298	413,534	2,895,682
Amortization of note discount and non-cash financing costs	934,715	3,306,963	16,500,471
Gain on derivative liabilities	(3,865,916)	(4,274,348)	(14,036,004)
Non-cash restructuring	850,000	9,745,407	11,881,895
Loss on sale of fixed assets	—	46,720	389,784
Loss on extinguishment of debt	—	4,899,267	10,990,736
Changes in operating assets and liabilities:
Other assets	7,771	99,117	(354,944)
Accounts payable and accrued expenses	1,134,386	3,071,964	8,118,916
Deferred rent	—	—	1,595,239
Deferred revenue	—	—	217,618

Net cash used in operating activities	(743,019)	(2,721,805)	(68,788,043)
Cash Flows from Investing Activities:
Purchase of investments	—	—	(71,957,732)
Proceeds from sale of investments	—	—	72,662,973
Purchase of equipment and improvements	—	—	(42,570,127)
Proceeds from sale of assets	—	23,000	2,035,280

Net cash provided by (used in) investing activities	—	23,000	(39,829,606)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	—	78,312,500
Proceeds from issuance of notes	750,000	2,830,000	30,005,000
Payments on notes and capital leases	(50,000)	—	(11,545,310)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	—	38,893	8,870,549

Net cash provided by financing activities	700,000	2,868,893	99,300,360

Net change in cash and cash equivalents	(43,019)	170,088	(9,317,289)
Cash and cash equivalents, beginning of period	97,058	17,320	9,371,328

Cash and cash equivalents, end of period	$54,039	$187,408	$54,039

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—

Non-Cash Transactions:
Principal and interest payments on convertible notes, in common stock	$1,247,794	$—

Beneficial conversion feature on convertible note	$51,622	$11,000,838

Shares issued for settlement of liabilities	$1,116,440	$—

Financing Costs	$294,120	$—

Accrued property & equipment	$—	$5,949,420

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations

DayStar Technologies, Inc. (the “Company”) is a development stage enterprise that was formed in 1997 for the purpose of developing, manufacturing and marketing innovative products to the solar photovoltaic (“PV”) industry. From its inception, the Company has focused primarily on thin film copper indium gallium di-selenide (“CIGS”) solar products. The Company has developed a proprietary one-step sputter deposition process and manufactured a commercial scale deposition tool to apply high efficiency CIGS material over large area glass substrates in a continuous fashion. The Company believes this proprietary tool, when combined with commercially available thin film manufacturing equipment, will provide a critically differentiated manufacturing process to produce low-cost monolithically integrated, CIGS-on-glass modules that address the grid-tied, ground-based PV market. The Company is currently seeking strategic partners and investors to commercialize its CIGS technology utilizing its proprietary deposition equipment.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited financial statements. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed balance sheet as of December 31, 2010 has been derived from audited financial statements. The results of operations for the three months and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at September 30, 2011 and the results of its operations and its cash flows for the three months and nine months ended September 30, 2011 and 2010 and for the period from July 1, 2005 (Inception of the Development Stage) to September 30, 2011.

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

2. Liquidity and Future Operations

The Company’s financial statements for the year ended December 31, 2010 and for the nine months ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $2.7 million for the nine months ended September 30, 2011. The Company anticipates it will continue to incur losses in the future as it seeks strategic partnerships and investments to commercialize its technology. As noted herein, as a result of the Company’s current liquidity, there is substantial doubt as to its ability to continue as a going concern. In order to continue operations, pursue strategic partnerships and investments, and commercialize its technology, the Company requires immediate and substantial additional capital beyond its current cash on hand.

In order to address its current financial requirements, on February 2, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Socius CG II, Ltd. (the “Investor” or “Socius”). Pursuant to the terms of the Purchase Agreement, the Company has the right over a term of two years, subject to certain conditions, to demand through separate tranche notices that the Investor purchase up to a total of $5.0 million of Series B preferred stock.

The Company is currently seeking long-term strategic partnerships and investments to commercialize its CIGS technology utilizing its proprietary deposition equipment. Those potential partnerships, if consummated, could include joint ventures, licensing agreements, contract manufacturing agreements, a merger with or an acquisition of DayStar. Although the Company continues to seek strategic investors or partners, in light of its current cash position, the Company may in the near term be forced to cease operations. The Company has implemented cost savings measures to limit its cash outflows while pursuing strategic investments and partnerships.

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

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company reported a liability of $520,000 and $420,000 at September 30, 2011 and December 31, 2010, respectively.

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. The Company recognized no revenue for the nine months ended September 30, 2011 and 2010, respectively.

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

Share-based compensation expense for the three months and nine months ended September 30, 2011 and 2010 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Share-based compensation:
Selling, general and administrative	$56,360	$369,453	$822,467	$2,471,794
Research and development	23,332	63,218	367,593	1,581,126

Total share-based compensation	$79,692	$432,671	$1,190,060	$4,052,920

During the nine months ended September 30, 2011, the Company granted options to purchase 335,000 shares of common stock at an exercise price of $1.55—$1.71 per share, all with a contractual life of ten years. Options to purchase 225,185 shares of common stock were forfeited during the nine months ended September 30, 2011. During the nine months ended September 30, 2011 there were restricted stock units granted to purchase 365,000 shares of common stock and there were no restricted stock units forfeited.

Subsequent to September 30, 2011 and through the date of this filing, no options or restricted stock units were granted or forfeited.

Reclassifications —Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation. Such reclassifications had no impact on net loss.

Impact of Recently Issued Accounting Pronouncements—

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The Company does not believe that the adoption of ASU 2011-04 in the first quarter of 2012 will have an impact on its financial position, results of operations, or cash flows.

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

4. Secured Convertible Promissory Notes and Warrants

Beginning in September 2009, the Company has entered into a series of agreements with various lenders (the “Lenders”) to provide bridge financing to the Company in exchange for notes and warrants. With the exception of the traditional loans indicated in the table below, these notes (the “Notes”) are convertible into shares of the Company’s common stock and each contain terms of six months, are secured by all assets of the Company, and accrue interest at rates of between 8 – 10% per annum. The Lenders may, at their option at any time prior to payment in full of the Notes, elect to convert all or any part of the entire outstanding principal amount of the Notes plus the accrued interest on the then outstanding balance into shares of the Company’s common stock at the conversion price specified in each of the Notes (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of common stock subsequent to the date of such sale or issuance). If between the date of the Notes and such conversion, the Company issues or sells any shares of capital stock, other than certain excluded securities (a “Future Issuance”), at a per share price below the original conversion price specified in the Notes, then the conversion price of the Notes will be reduced to the price of such Future Issuance. As of September 30, 2011, the aggregate principal balance of all outstanding Notes was $4,805,000 and the Notes were convertible into 19,804,349 shares of common stock.

The Notes’ conversion features were determined to be embedded derivative liabilities and therefore were bifurcated from the Notes and recorded as a discount to the Notes at their fair value at issuance and are required to be adjusted to fair value at the end of each reporting period. The change in fair value of the conversion features, calculated using the Black Scholes model, is recorded as a gain or loss on derivative liabilities. The conversion feature fair values at September 30, 2011 and December 31, 2010 were $39,978 and $3,854,272, respectively. The change in fair value of the conversion features resulted in a loss on derivative liabilities of $30,150 during the three months ended September 30, 2011 and a gain on derivative liabilities of $4,323,393 during the three months ended September 30, 2010. The change in fair value of the conversion features during the nine months ended September 30, 2011 and 2010 resulted in a gain on derivative liabilities of $3,865,916 and $5,078,885, respectively.

The proceeds remaining, if any, after allocation to the conversion features are allocated on a relative fair value basis between the Notes and the warrants and the amounts allocated to the warrants, calculated using the Black Scholes model, are recorded as additional note discount. The discount attributable to the issuance date aggregate fair value of the conversion features and warrants, is being amortized using the effective interest method over the terms of the Notes. During the three months ended September 30, 2011 and 2010, $122,653 and $1,809,947, respectively, of this discount was amortized to expense. During the nine months ended September 30, 2011 and 2010, $934,715 and $3,306,963, respectively, of this discount was amortized to expense.

The warrants issued in connection with these Notes are exercisable upon issuance (with the exception of the warrants issued to Dynamic Worldwide Solar Energy, LLC) and entitle the Lenders to purchase up to 6,605,664 shares of common stock at exercise prices ranging from $0.52 – $1.70 per share, as adjusted for standard anti-dilution provisions and are exercisable for a period of 2 – 7 years from their respective issuance dates.

The following table summarizes the pertinent details of the outstanding notes and warrants as of September 30, 2011.

Lender	Principal Amount		Discount	Note Payable (net of discount)	Note Conversion Shares Issuable	Conversion Price	Warrants	Warrant Exercise Price
Peter Lacey(1)	$3,075,000	*	$—	$3,075,000	13,369,565	$0.23	724,074	$1.25
Peter Lacey(1)							2,692,594	$1.70
Peter Lacey(1)	125,000	*	10,507	114,493	N/A	N/A	250,000	$1.00
Peter Lacey(1)	150,000		27,276	122,724	652,174	$0.23	288,462	$0.52
Michael Moretti	750,000	*	—	750,000	3,260,870	$0.23	833,335	$1.25
Michael Moretti	150,000	*	—	150,000	652,174	$0.23	193,550	$1.55
Michael Moretti	125,000	*	10,507	114,493	N/A	N/A	250,000	$1.00
Michael Moretti	150,000		27,277	122,723	652,174	$0.23	288,462	$0.52
John Gorman	100,000	*	—	100,000	434,783	$0.23	666,667	$1.25
Richard Schottenfeld	100,000	*	—	100,000	434,783	$0.23	111,111	$1.25
William Steckel(2)	30,000	*	—	30,000	130,435	$0.23	11,112	$1.25
Robert Weiss(3)	50,000	*	—	50,000	217,391	$0.23	55,556	$1.25
Dynamic Worldwide Solar Energy, LLC.	—		—	—	—	—	240,741	$1.25
	$4,805,000		$75,567	$4,729,433	19,804,349		6,605,664

*	As of the date of filing of this quarterly report, these notes have matured and the Company is in the process of finalizing an extension with the Lenders.

The following table summarizes the pertinent details of the outstanding notes and warrants as of December 31, 2010.

Lender	Principal Amount	Discount	Note Payable (net of discount)	Note Conversion Shares Issuable	Conversion Price	Warrants	Warrant Exercise Price
Peter Lacey(1)	$3,075,000	$365,676	$2,709,324	3,416,668	$0.90	724,074	$1.25
						2,692,594	$1.70
Michael Moretti	750,000	89,189	660,811	833,335	$0.90	833,335	$1.25
John Gorman	700,000	83,243	616,757	777,778	$0.90	777,778	$1.25
William Steckel(2)	30,000	3,568	26,432	33,333	$0.90	11,112	$1.25
Robert Weiss(3)	50,000	5,946	44,054	55,556	$0.90	55,556	$1.25
Dynamic Worldwide Solar Energy, LLC.	650,000	117,213	532,787	722,222	$0.90	240,741	$1.25
	$5,255,000	$664,835	$4,590,165	5,838,892		5,335,190

(1)	Mr. Lacey is Chairman of the Board of Directors for the Company and currently serving as the Company’s Interim President and Chief Executive Officer.
(2)	Mr. Steckel is a Director of the Company and the former Chief Executive Officer and Chief Financial Officer.
(3)	Mr. Weiss is the Company’s Chief Technology Officer.

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

The conversion feature liability on the balance sheet at September 30, 2011 and 2010, and the change in the liability for the nine months ended September 30, 2011 and 2010 is summarized as follows:

Conversion Feature Liability
Balance, December 31, 2009	$251,618
New debt issuances	11,000,838
Change in fair value	(5,078,885)

Balance, September 30, 2010	$6,173,571

Balance, December 31, 2010	$3,854,272
New debt issuances	51,622
Change in fair value	(3,865,916)

Balance, September 30, 2011	$39,978

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. There were no financial assets subject to the provisions of ASC 820 as of September 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total
Financial liabilities at September 30, 2011:
Conversion feature	$—	$—	$39,978	$39,978

	$—	$—	$39,978	$39,978

Financial liabilities at December 31, 2010:
Conversion feature	$—	$—	$3,854,272	$3,854,272

	$—	$—	$3,854,272	$3,854,272

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

As of September 30, 2011, the Company has not executed a tranche under this facility.

7. Liability Settlements

On January 26, 2011 the Company issued 254,777 shares of common stock to Grenzebach Corporation (“Grenzebach”) and on February 2, 2011 the Company issued 290,323 shares of common stock to Reis GmbH & Co. KG Maschinenfabrik (“Reis”). These shares were issued in settlement of outstanding liabilities on the Company’s balance sheet of $3,137,870 and related to the purchase of certain pieces of equipment. The settlement of these obligations and issuance of common stock resulted in $850,000 in restructuring expenses during the nine months ended September 30, 2011.

8. Subsequent Events

Bridge Financing

In November 2011, Michael Moretti agreed to loan the Company $125,000 and has advanced these funds for operating capital and general corporate purposes. The Company is currently in the process of finalizing and documenting this loan and expects the terms to be similar to those of its existing bridge loans as described in Note 4 Secured Convertible Promissory Notes and Warrants.

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

We are currently seeking strategic partners and investors to commercialize our CIGS technology utilizing our proprietary deposition equipment.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

Certain reclassifications have been made to the 2010 financial information to conform to the 2011 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $207,173 for the three months ended September 30, 2011 compared to $210,869 for the three months ended September 30, 2010, a decrease of $3,696 or 2%. Research and development expenses for the third quarter of 2011 were fairly consistent with the same quarter in the prior year and reflected lower costs for personnel, facilities, and materials and supplies, as well as a decrease of $39,886 in share based compensation.

Selling, general and administrative expenses. Selling, general and administrative expenses were $336,748 for the three months ended September 30, 2011 compared to $1,328,056 for the three months ended September 30, 2010, a decrease of $991,308 or 75%. The decrease in selling, general and administrative expenses was primarily due to cost savings measures, including a reduction in our workforce and outside consultants and professional fees, as well as a decrease of $313,093 in share based compensation.

Restructuring. There were no restructuring expenses for the three months ended September 30, 2011. Restructuring expenses were $1,979,819 for the three months ended September 30, 2010. Restructuring expenses during the three months ended September 30, 2010 were due to impairment charges recorded on certain equipment.

Depreciation and amortization expense. Depreciation and amortization expense was $355,772 for the three months ended September 30, 2011 compared to $375,515 for the three months ended September 30, 2010, a decrease of $19,743 or 5%. The decrease in depreciation reflects the reduction in leasehold improvements and certain equipment as we closed our Newark, California manufacturing facility in 2010.

Interest expense. Interest expense was $237,729 for the three months ended September 30, 2011 compared to $185,610 for the three months ended September 30, 2010, an increase of $52,119 or 28%. The increase in interest expense was due to the increase in our outstanding notes issued in connection with our bridge financing, as well as interest expense on certain outstanding payables at September 30, 2011.

Amortization of note discount and financing costs. Amortization of note discount and financing costs was $122,653 for the three months ended September 30, 2011 compared to $1,809,947 for the three months ended September 30, 2010, a decrease of $1,687,294 or 93%. The convertible notes issued in connection with our bridge financing contain conversion features as well as warrants which result in discounts to the principal amount of the notes payable reflected on our balance sheet, based on the fair value of the warrants and conversion features. The discounts on the convertible notes are amortized using the effective interest method over the terms of the notes. In the third quarter of 2010, we restructured all of our existing convertible notes which resulted in the recording of new notes and corresponding discounts of which a significant portion was amortized to expense during the third quarter of 2010. The expense in the third quarter of 2011 reflects amortization of the discount on the notes issued in 2011, the principal amount of which was significantly lower than the restructured notes in 2010.

(Loss) Gain on derivative liabilities. Loss on derivative liabilities was $30,150 for the three months ended September 30, 2011 compared to a gain on derivative liabilities of $3,399,283 for the three months ended September 30, 2010. The conversion features on the convertible notes issued in conjunction with our bridge financing are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the three months ended September 30, 2010, the restructuring of our convertible notes led to an increase in the conversion feature liability on our balance sheet. A decrease in our stock price subsequent to the restructuring resulted in a decrease in the conversion liability and a significant gain on derivative liabilities during the third quarter of 2010. During the third quarter of 2011, a reduction in the conversion price of the outstanding notes caused an increase in the conversion feature liability and a loss on derivative liabilities.

Loss on extinguishment of debt. There was no loss on extinguishment of debt during the three months ended September 30, 2011. Loss on extinguishment of debt was $4,899,267 for the three months ended September 30, 2010. During the three months ended September 30, 2010, we restructured all of our existing convertible notes which resulted in the extinguishment of the original notes on our balance sheet and the recording of new notes and corresponding conversion features. The fair value of the conversion features for the restructured notes exceeded the principal amount of the notes and the excess of the fair value of the conversion features over the principal amount of the notes was charged to loss on extinguishment of debt.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Certain reclassifications have been made to the 2010 financial information to conform to the 2011 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $1,046,944 for the nine months ended September 30, 2011 compared to $5,264,054 for the nine months ended September 30, 2010, a decrease of $4,217,110 or 80%. The decrease reflects cost savings measures which resulted in lower costs for personnel, facilities, and materials and supplies, as well as a decrease of $1,213,533 in share based compensation.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2,028,292 for the nine months ended September 30, 2011 compared to $4,661,127 for the nine months ended September 30, 2010, a decrease of $2,632,835 or 56%. The decrease in selling, general and administrative expenses was primarily due to cost savings measures, including a reduction in our workforce and outside consultants and professional fees, as well as a decrease of $1,649,327 in share based compensation.

Restructuring. Restructuring expenses were $850,000 for the nine months ended September 30, 2011 compared to $9,745,407 for the nine months ended September 30, 2010, a decrease of $8,895,407 or 91%. The restructuring expenses in 2011 resulted from impairment charges on certain equipment, as we have cancelled orders for such equipment and settled the outstanding obligations with the vendors. The settlement amounts which were paid in shares of our common stock were recorded as restructuring expense during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, we recorded restructuring charges of $3,509,763 from the impairment of leasehold improvements and the write-off of non-cash deferred rent, upon closing our Newark, California manufacturing facility. Additionally, we recorded impairment charges of $6,235,644 on certain equipment during the nine months ended September 30, 2010.

Depreciation and amortization expense. Depreciation and amortization expense was $1,158,576 for the nine months ended September 30, 2011 compared to $1,745,367 for the nine months ended September 30, 2010, a decrease of $586,791 or 34%. The decrease in depreciation reflects the reduction in leasehold improvements and certain equipment as we closed our Newark, California manufacturing facility in 2010.

Interest expense. Interest expense was $583,298 for the nine months ended September 30, 2011 compared to $413,534 for the nine months ended September 30, 2010, an increase of $169,764 or 41%. The increase in interest expense was due to the increase in our outstanding notes issued in connection with our bridge financing, as well as interest expense on certain outstanding payables at September 30, 2011.

Amortization of note discount and financing costs. Amortization of note discount and financing costs was $934,715 for the nine months ended September 30, 2011 compared to $3,341,963 for the nine months ended September 30, 2010, a decrease of $2,407,248 or 72%. The convertible notes issued in connection with our bridge financing contain conversion features as well as warrants which result in discounts to the principal amount of the notes payable reflected on our balance sheet, based on the fair value of the warrants and conversion features. The discounts on the convertible notes are amortized using the effective interest method over the terms of the notes. In the third quarter of 2010, we restructured all of our existing convertible notes which resulted in the recording of new notes and corresponding discounts. The expense during the nine months ended September 30, 2010 includes amortization of the discount on the original notes as well as a significant portion of the discount on the restructured notes. The expense in the nine months ended September 30, 2011 reflects amortization of the discount on the notes issued in 2011, as well as the remainder of the discount on the notes restructured in 2010. The majority of the discount on the notes restructured in 2010 was amortized to expense during the latter half of 2010.

Gain on derivative liabilities. Gain on derivative liabilities was $3,865,916 for the nine months ended September 30, 2011 compared to $4,274,348 for the nine months ended September 30, 2010, a decrease of $408,432 or 10%. The conversion features on the convertible notes issued in conjunction with our bridge financing are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the nine months ended September 30, 2011 and 2010, our common stock price decreased which caused a decrease in the fair value of the conversion features and a gain on derivative liabilities.

Loss on extinguishment of debt. There was no loss on extinguishment of debt during the nine months ended September 30, 2011. Loss on extinguishment of debt was $4,899,267 for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we restructured all of our existing convertible notes which resulted in the extinguishment of the original notes on our balance sheet and the recording of new notes and corresponding conversion features. The fair value of the conversion features for the restructured notes exceeded the principal amount of the notes and the excess of the fair value of the conversion features over the principal amount of the notes was charged to loss on extinguishment of debt.

Liquidity and Capital Resources

At September 30, 2011, our cash and cash equivalents totaled $54,000 compared to $97,000 at December 31, 2010. Subsequent to September 30, 2011 and through November 14, 2011, we have received additional bridge financing of $125,000 to fund our operations.

We are in the development stage, and as such, have historically reported net losses, including a net loss of $2.7 million for the nine months ended September 30, 2011. We anticipate incurring losses in the future, as we seek strategic partnerships and investments to commercialize our technology, invest in research and development, and incur associated administrative and operating costs. Our financial statements for the year ended December 31, 2010 and the nine months ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As noted herein, as a result of our current liquidity, there is substantial doubt as to our ability to continue as a going concern.

We have historically financed our operations primarily from proceeds of the sale of equity securities and the issuance of convertible notes. We presently do not have any bank lines of credit that provide us with an additional source of debt financing. In order to fund the costs associated with our continued development and commercialization efforts, we completed a registered public offering during the fourth quarter of 2007 in which we sold 1,916,667 shares of our common stock at $38.25 per share and generated net proceeds of approximately $68 million after deducting underwriting discounts and the fees and expenses of the offering. Upon receipt of the proceeds from the offering, we re-paid in full $9.2 million of existing indebtedness. We have used these proceeds to develop our proprietary deposition process and to build our prototype and commercial scale deposition tools. We are currently seeking strategic partnerships and investments to commercialize our CIGS technology utilizing our proprietary deposition equipment. Commercialization efforts, including continued development and administrative costs will require significant additional capital.

Beginning in September 2009, we have funded our operations through a series of bridge financing transactions in which we have issued convertible and traditional notes with an aggregate principal amount of $6.1 million and also issued warrants exercisable for shares of our common stock. Currently, $4.9 million of these notes remains outstanding.

In order to address our immediate capital requirements, in February 2011, we entered into a Securities Purchase Agreement with Socius CG II, Ltd. (the “Investor” or “Socius”). Pursuant to the terms of the Purchase Agreement, we have the right over a term of two years, subject to certain conditions, to demand through separate tranche notices that the Investor purchase up to a total of $5.0 million of Series B preferred stock. However, in order to continue operations, including development and commercialization efforts, we will require substantial additional capital beyond our current cash on hand and any funds received from the Socius transaction. We are seeking long-term strategic investments and partnerships to commercialize our technology. To date, we have been unable to raise substantial additional capital or complete an agreement with a strategic partner. Although we continue to seek strategic investors or partners, in light of our current cash position, we may in the near term be forced to cease or further curtail operations.

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

Commitments. At September 30, 2011, we had no outstanding purchase orders for equipment and improvements. Other commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases and certain other commitments entered into in the ordinary course of business.

We lease 32,000 square feet of factory and office space in Milpitas, California under a lease which expires in December 2011. This facility is the location of our corporate headquarters as well as our products and proprietary deposition equipment and research and development tools.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including routine employment matters. The following is a summary of the material legal proceedings to which we are a party at this time.

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

On July 19, 2011 we entered into Purchase Agreements with Michael Moretti and Peter A. Lacey (each a “Purchase Agreement”, collectively, the “Purchase Agreements”). Pursuant to the Purchase Agreement, each of Mr. Moretti and Mr. Lacey agreed to loan us $150,000 (the “Loan”) to fund operating capital and general corporate purposes. On July 19, 2011, we issued Mr. Moretti and Mr. Lacey (a) a Secured Convertible Promissory Note (the “Notes”) and (b) a warrant to purchase 288,462 shares of our common stock (subject to adjustment for certain dilutive transactions) (the “Warrants”). The Notes carry an interest rate of 10% per annum and are convertible into shares of our common stock based on a $0.52 conversion price (subject to adjustment for certain dilutive transactions). The Notes, to the extent that any part of the outstanding principal amount is not converted into shares of common stock, mature on the 180th day after the date of the Notes and are secured by all of our assets. The Warrants are immediately exercisable, expire on July 18, 2013, and have an exercise price of $0.52 per share.

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

DAYSTAR TECHNOLOGIES, INC.

Date: November 14, 2011	By:	/s/ PETER A. LACEY
Peter A. Lacey
Interim Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ CHRISTOPHER T. LAIL
Christopher T. Lail
Chief Financial Officer (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Text of Amendment of Amended and Restated Bylaws

3.5(5)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series B Preferred Stock.

4.1(6)	Form of Common Stock Certificate.

4.2(6)	Form of Class A Public Warrant.

4.3(6)	Form of Class B Public Warrant.

4.4(6)	Form of Unit Certificate.

4.5(6)	Form of Warrant Agent Agreement.

4.6(6)	Form of Representative’s Warrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Submitted herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2010.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.