Form 10-K
period 2011-12-31
DAYSTAR TECHNOLOGIES INC
filed 2012-03-30
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File No. 001-34052

DayStar Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1390053
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

33556 Alvarado Niles Road Union City, California	94587
(Address of principal executive offices)	(Zip Code)

(408) 582-7100

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3,964,881, computed by reference to the last sale price of the common stock on that date as reported by The Nasdaq Capital Market and excludes an aggregate of 1,029,283 shares of the registrant’s common stock held by officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2011, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2011 if such stockholder (i) beneficially owned 5% or more of the registrant’s common stock, as determined based on public filings, and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at June 30, 2011. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 28, 2012, there were 10,166,380 shares of the registrant’s common stock outstanding.

DAYSTAR TECHNOLOGIES, INC.

Annual Report on Form 10-K

Year Ended December 31, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, among others, risks relating to our ability to raise additional funds in the near term to continue our operations; risks related to the development of our copper indium gallium diselenide (“CIGS”) solar photovoltaic (“PV”) products and manufacturing processes to produce such products; risks related to delivery of our products to customers, including product reliability, conversion efficiency, customer acceptance and product cost; market acceptance of CIGS; intense competition in the solar energy field; our history of losses; the historical volatility of our stock prices; general market conditions; and other factors referred to in Item 1A—“Risk Factors.”

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

Overview

We have developed a proprietary thin film deposition technology for solar photovoltaic (“PV”) products. We utilize a proprietary one-step sputter deposition process and have manufactured a commercial scale deposition tool to apply high-efficiency copper indium gallium diselenide (“CIGS”) material over large area glass substrates in a continuous fashion. We believe this proprietary tool, when combined with commercially available thin film manufacturing equipment, can provide a critically differentiated manufacturing process to produce low-cost monolithically integrated, CIGS-on-glass modules that address the grid-tied, ground-based PV market.

We believe this proprietary deposition process, when operated at an annual capacity of approximately 100 megawatts, may achieve a total module manufacturing cost of less than $1.00 per watt. This cost would be competitive with the lowest in the solar PV industry. Using this approach, we have achieved greater than 15% cell efficiencies over large areas on CIGS PV devices, and we believe that this approach will enable module efficiencies greater than 13%.

We are currently pursuing strategic partnerships and investments to attempt to commercialize our product.

Strategies

Our goal is to be a leading supplier of solar PV modules by becoming one of the lowest cost-per-watt commercial-scale solar manufacturers. We intend to pursue the following strategies to achieve this goal:

•

Address the existing solar PV market using monolithic CIGS-on-glass. DayStar’s product strategy targets high-performance, low-cost CIGS-on-glass modules to meet the demands of the large and rapidly growing PV utility market. The CIGS module design is ‘plug-and-play’ compatible with the leading thin film PV module supplier. Utilizing approximately the same form factor, current-to-voltage ratio, weight and components used in existing panels will enable rapid market acceptance by providing compatibility with mounting, wire harnessing and logistics systems currently used in the market. Because of our financial condition, we have been unable to continue any significant development activities related to our CIGS modules. We intend to partner with a manufacturer using commercially available equipment in conjunction with our proprietary deposition tool to produce CIGS-on-glass modules.

•

Pursue strategic partnerships. The financial crisis has adversely affected the ability of companies such as DayStar to raise the capital required to develop its production capabilities. DayStar has embarked on a formal process to form strategic partnerships that will allow us to use our proprietary CIGS deposition tool and related know how to partner with a manufacturing source and to commercialize our CIGS modules. We are currently in discussions with potential strategic partners to implement this strategy. There can be no assurance we will be able to reach a definitive agreement with any of those potential partners.

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

Marketing and Distribution

The sale of commercial grid-connected solar PV systems, currently the largest market for thin film PV, is subject to direct and indirect regulation by state, federal and foreign governments. These regulations include rules governing energy transmission, safety, reliability, quality and incentives aimed at reducing carbon emissions or increasing renewable sources of energy. We are not directly impacted by these regulations at this point as we are focused on the sales of CIGS-on-glass modules to commercial system integrators.

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

Research and development expenses were $1.3 million for the year ended December 31, 2011 and $5.5 million for the year ended December 31, 2010.

Manufacturing

Our strategy for developing the production line is to focus our development efforts on our proprietary direct deposition sputtering tool, which we believe is critical to making large quantities of CIGS at low costs. Our proprietary deposition tool is custom designed and built. We developed a process that we believe is scalable and allows for continuous processing of high volumes of modules. Most of the remaining tools required in the manufacturing line are commercially available. Our goal is to partner with a manufacturing source to commercialize our CIGS-on-glass modules.

Raw Materials and Equipment Suppliers

Our manufacturing process allows the use of several raw materials and components to build solar PV modules on commercially available processing and automation equipment. We plan to partner with a manufacturing source to have several suppliers of these materials, components and equipment. Each supplier will undergo a qualification process which may take several months depending on the particular raw material, component or equipment type.

Competition

The renewable energy, solar energy, and solar module sectors are highly competitive and continually evolving as these sector participants strive to distinguish themselves within their markets and compete within the larger electric power industry. We expect our primary sources of competition will continue to be from crystalline silicon solar module manufacturers, as well as other thin-film module manufacturers. At December 31, 2011, the global PV industry consisted of more than 150 manufacturers of solar modules and cells. Within the solar PV industry, conventional c-Si solar PV manufacturers dominate the market and ultimately create significant competition for our products. A number of companies are actively engaged in developing, manufacturing and marketing conventional silicon PV products on a commercial scale. In addition, a variety of thin film solar PV technologies are being developed and manufactured by a number of established and emerging companies. Thin film technologies include amorphous silicon, cadmium telluride and CIGS as well as advanced concepts for both bulk ingot-based and thin film crystalline silicon. These competing technologies may achieve manufacturing costs per watt lower than the cost per watt to manufacture our CIGS solar PV modules.

Certain of our existing or future competitors may be part of larger corporations that have greater financial resources and greater brand name recognition than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole. Among PV module and cell manufacturers, the principal methods of competition include price per watt, production capacity, conversion efficiency, reliability, warranty terms, and payment terms.

In addition, we expect to compete with future entrants to the PV industry that offer new technological solutions. We may also face competition from semiconductor manufacturers and semiconductor equipment manufacturers or their customers, several of which have already announced their intention to start production of PV cells, solar modules, or turn-key production lines.

We also face competition from companies that currently offer or are developing other renewable energy technologies (including wind, hydropower, geothermal, biomass, and tidal technologies) and other power generation sources that burn conventional fossil fuels.

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

Employees

As of March 30, 2012, we had four employees, including three full-time and one part-time employee. In addition to our full and part-time employees, we utilize the services of many individuals on a contract basis. From time to time we employ individuals through employment agencies. None of our employees are covered by collective bargaining agreements with us. We believe our relations with employees are good.

Corporate Information

DayStar Technologies, Inc., a Delaware corporation, was incorporated in February 1997. We completed our initial public offering in February 2004. Our principal executive offices are located at 33556 Alvarado Niles Road, Union City, California 94587, and our telephone number is (408) 582-7100. Our website is located at www.daystartech.com. The information available on or that can be accessed through our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K and should not be considered to be part of this report.

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

In February 2011, we entered into a Securities Purchase Agreement with Socius CG II, Ltd. (the “Investor” or “Socius”). Pursuant to the terms of the Purchase Agreement, we have the right over a term of two years, subject to certain conditions, to demand through separate tranche notices that the Investor purchase up to a total of $5.0 million of Series B preferred stock. Though the proceeds available from the Socius transaction will provide for our immediate cash needs, in order to continue operations, including development and commercialization efforts, we will require immediate and substantial additional capital. To date, we have been unable to raise significant additional capital. Although we continue to seek strategic investors or partners, in light of our current cash position, we implemented a significant reduction in our workforce and may in the near term be forced to cease operations. An inability to raise additional funding in the very near term may cause us to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations.

Our independent auditor’s report expresses doubt about our ability to continue as a going concern, which may make it more difficult and expensive for us to raise additional capital.

The report of our independent registered public accounting firm relating to our financial statements as of December 31, 2011 and for the year then ended, stated that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to take advantage of raising capital through securities offerings, debt financing, or partnerships. Management is focusing on raising capital through any one or more of these options. Such opinion from our outside auditors may make it more difficult and expensive for us to raise additional capital. If we are unable to obtain such financing we may not be able to continue our operations, which would have an adverse effect on our stock price and significantly impair our prospects. There can be no assurance that any of management’s plans will be successfully implemented.

We have incurred net losses since our inception and anticipate continued net losses as we execute our commercialization plan.

Since our inception, we have incurred net losses, including net losses of $3.4 million and $28.1 million for the years ended December 31, 2011 and 2010, respectively, and have incurred negative cash flows from operations. As a result of ongoing losses, we had an accumulated deficit of approximately $153.5 million as of December 31, 2011. We expect to continue to incur significant losses as we enter commercialization and may never achieve or maintain profitability. We expect that our expenditures will increase to the extent we continue to develop strategic partnerships to commercialize our product.

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

An increased global supply of PV modules has caused and may continue to cause structural imbalances in which global PV module supply exceeds demand, which could have a material adverse effect on our business, financial condition and results of operations

Solar manufacturers have installed production capacity that significantly exceeded global demand in 2011. We believe this structural imbalance between supply and demand (i.e., where production capacity significantly exceeds current global demand) will continue for the foreseeable future, and we expect that it will continue to put pressure on pricing. Additionally, in 2011, industry average sales prices per watt (“ASPs”) declined significantly, as competitors reduced ASPs to sell-through inventories in Europe and elsewhere. If our competitors reduce module pricing to levels near or below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, or if demand for PV modules does not grow sufficiently to justify the current production supply, our business, financial condition and results of operations could be adversely affected.

Reduced growth in or the reduction, elimination or expiration of government subsidies, economic incentives and other support for on-grid solar electricity applications could reduce demand for our solar modules, and adversely impact our operating results.

Federal, state, and local governmental bodies in many countries have provided subsidies in the form of FiT, rebates, tax incentives, and other incentives to end-users, distributors, systems integrators, and manufacturers of PV products. Many of these jurisdictions, including the majority of U.S. states and numerous European Union countries, have adopted renewable portfolio standards in which the government requires jurisdictions or regulated utilities to supply a portion of their total electricity from specified sources of renewable energy, such as solar, wind, and hydroelectric power. Many of these government incentives expire, phase out over time, require renewal by the applicable authority, or may be amended. To the extent these government incentives are reduced earlier than previously expected, or free-field or conversion land applications are disadvantaged, such changes could reduce demand for our solar modules or the prices at which we may be able to sell our modules.

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

We have not generated any revenue from operations and currently have no commercial products. Commercializing our products depends on a number of factors, including successfully securing manufacturing and strategic partners to produce our CIGS-on-glass modules.

The completion of these tasks as necessary to commence commercialization will require significant additional funding. There may be technical barriers to the development of our products and processes. Our products will be produced with certain manufacturing processes that have not yet been constructed or tested on a commercial scale. If we fail to successfully develop sourcing relationships, we will be unable to commercialize our products. If we fail to enter into a partnership to commercialize our products, we may incur significant delays in generating revenue. This would materially and adversely affect our business and financial condition. If adequate funds are not available, we may have to delay development or commercialization of our products, license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize, or cease operations. Any of these factors could harm our business and financial condition.

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

To date, we have focused primarily on research, development and small-scale manufacturing. As a company, we have no experience manufacturing or sourcing any product on a commercial scale. In addition, all our pilot production has been limited to CIGS on foil, while our initial product sourcing arrangements will be for CIGS-on-glass modules.

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

If we do not reach profitability if PV technology is not suitable for widespread adoption or sufficient demand for solar PV modules does not develop or develops slower than we anticipate, our financial condition and business could be materially and adversely affected.

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

Our facilities in Union City, California are located near active earthquake zones. We currently do not have a formal business continuity or disaster recovery plan. In the event of a natural disaster, such as an earthquake, drought, flood, or localized extended outages of critical utilities or transportation systems, we could experience a significant business interruption. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Any such future shortages or natural disaster, such as a fire or an earthquake, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory and cause us to incur additional expenses. A disaster could significantly harm our business and financial condition. The insurance we maintain against fires, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

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

We may issue additional common stock, preferred stock, restricted stock units, or securities convertible into or exchangeable for our common stock. We have outstanding convertible notes with an aggregate principal balance of $4,930,000, convertible at a weighted average price of $0.23 per share. Furthermore, substantially all shares of common stock for which our outstanding stock options or warrants are exercisable are, once they have been purchased, eligible for immediate sale in the public market. The issuance of additional common stock, preferred stock, restricted stock units, or securities convertible into or exchangeable for our common stock, or the conversion of notes or the exercise of stock options or warrants may dilute existing investors and could adversely affect the price of our securities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease 33,000 square feet of warehouse and office space in Union City, California under a lease which expires in June 2012. This facility is the location of our corporate headquarters as well as our development and proprietary deposition equipment.

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

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Capital Market. The following table sets forth the high and low closing sale prices, per share, for our common stock as reported by the NASDAQ Capital Market for each quarter in the past two years. All amounts shown reflect our one-for-nine reverse stock split which became effective on May 11, 2010:

Common Stock “DSTI”

Fiscal Quarters	High	Low
2011
March 31, 2011	$1.78	$0.88
June 30, 2011	$0.95	$0.46
September 30, 2011	$0.54	$0.19
December 31, 2011	$0.44	$0.15
2010
March 31, 2010	$4.50	$2.61
June 30, 2010	$3.33	$1.02
September 30, 2010	$2.74	$0.80
December 31, 2010	$3.00	$1.49

Holders

As of March 30, 2012, there were approximately 50 shareholders of record of our common stock, although the number of beneficial owners is believed to be substantially higher.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See the disclosure under Note 4, Share Based Compensation, of the Company’s audited financial statements included herewith.

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

Overview

We have developed a proprietary thin film deposition technology for solar photovoltaic (“PV”) products. We utilize a proprietary one-step sputter deposition process and have manufactured a commercial scale deposition tool to apply high-efficiency copper indium gallium diselenide (“CIGS”) material over large area glass substrates in a continuous fashion. We believe this proprietary tool, when combined with commercially available thin film manufacturing equipment, can provide a critically differentiated manufacturing process to produce low-cost monolithically integrated, CIGS-on-glass modules that address the grid-tied, ground-based PV market.

We believe this proprietary deposition process, when operated at an annual capacity of approximately 100 megawatts, may achieve a total module manufacturing cost of less than $1.00 per watt. This cost would be competitive with the lowest in the solar PV industry. Using this approach, we have achieved greater than 15% cell efficiencies over large areas on CIGS PV devices, and we believe that this approach will enable module efficiencies greater than 13%.

We are currently pursuing strategic partnerships and investments to attempt to commercialize our product.

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

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

Certain reclassifications have been made to the 2010 financial information to conform to the 2011 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $1,261,435 for the year ended December 31, 2011 compared to $5,519,989 for the year ended December 31, 2010, a decrease of $4,258,554 or 77%. The decrease reflects cost savings measures which resulted in lower costs for personnel, facilities, and materials and supplies, as well as a decrease of $1,337,469 in share based compensation.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2,162,148 for the year ended December 31, 2011 compared to $5,648,406 for the year ended December 31, 2010, a decrease of $3,486,258 or 62%. The decrease in selling, general and administrative expenses was primarily due to cost savings measures, including a reduction in our workforce and outside consultants and professional fees, as well as a decrease of $2,106,320 in share based compensation.

Restructuring. Restructuring expenses were $743,643 for the year ended December 31, 2011 compared to $9,753,642 for the year ended December 31, 2010, a decrease of $9,009,999 or 92%. The restructuring expenses in 2011 resulted from impairment charges on certain equipment, as we have cancelled orders for such equipment and settled the outstanding obligations with the vendors. The settlement amounts of $850,000 which were paid in shares of our common stock were recorded as restructuring expense during the year ended December 31, 2011. These expenses were partially offset by the write-off of certain liabilities during the year. During the year ended December 31, 2010, we recorded restructuring charges of $3,509,763 from the impairment of leasehold improvements and the write-off of non-cash deferred rent, upon closing our Newark, California manufacturing facility. Additionally, we recorded impairment charges of $6,235,644 on certain equipment during the year ended December 31, 2010.

Depreciation and amortization expense. Depreciation and amortization expense was $1,480,790 for the year ended December 31, 2011 compared to $2,154,882 for the year ended December 31, 2010, a decrease of $674,092 or 31%. The decrease in depreciation reflects the reduction in leasehold improvements and certain equipment as we closed our Newark, California manufacturing facility in 2010.

Interest expense. Interest expense was $700,256 for the year ended December 31, 2011 compared to $542,167 for the year ended December 31, 2010, an increase of $158,089 or 29%. The increase in interest expense was due to the increase in our outstanding notes issued in connection with our bridge financing, as well as interest expense on certain outstanding payables at December 31, 2011.

Amortization of note discount and financing costs. Amortization of note discount and financing costs was $1,000,945 for the year ended December 31, 2011 compared to $6,122,181 for the year ended December 31, 2010, a decrease of $5,121,236 or 84%. The convertible notes issued in connection with our bridge financing contain conversion features as well as warrants which result in discounts to the principal amount of the notes payable reflected on our balance sheet, based on the fair value of the warrants and conversion features. The discounts on the convertible notes are amortized using the effective interest method over the terms of the notes. In the third quarter of 2010, we restructured all of our existing convertible notes which resulted in the recording of new notes and corresponding discounts. The expense for the year ended December 31, 2010 includes amortization of the discount on the original notes as well as a significant portion of the discount on the restructured notes. The expense for the year ended December 31, 2011 reflects amortization of the discount on the notes issued in 2011, as well as the remainder of the discount on the notes restructured in 2010. The majority of the discount on the notes restructured in 2010 was amortized to expense during the latter half of 2010.

Gain on derivative liabilities. Gain on derivative liabilities was $3,872,352 for the year ended December 31, 2011 compared to $6,593,648 for the year ended December 31, 2010, a decrease of $2,721,296 or 41%. The conversion features on the convertible notes issued in conjunction with our bridge financing are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the years ended December 31, 2011 and 2010, our common stock price decreased which caused a decrease in the fair value of the conversion features and a gain on derivative liabilities. Additionally, in the third quarter of 2010 we restructured all of the then outstanding convertible notes which resulted in an increase in gain on derivative liabilities during the year ended December 31, 2010.

Loss on extinguishment of debt. There was no loss on extinguishment of debt during the year ended December 31, 2011. Loss on extinguishment of debt was $4,899,267 for the year ended December 31, 2010. During the year ended December 31, 2010, we restructured all of our existing convertible notes which resulted in the extinguishment of the original notes on our balance sheet and the recording of new notes and corresponding conversion features. The fair value of the conversion features for the restructured notes exceeded the principal amount of the notes and the excess of the fair value of the conversion features over the principal amount of the notes was charged to loss on extinguishment of debt.

Liquidity and Capital Resources

At December 31, 2011, our cash and cash equivalents totaled $4,000 compared to $97,000 at December 31, 2010. Subsequent to December 31, 2011 and through March 30, 2012, we have received additional bridge financing of $600,000 to fund our operations.

We are in the development stage, and as such, have historically reported net losses, including a net loss of $3.4 million for the year ended December 31, 2011. We anticipate incurring losses in the future, as we seek strategic partnerships and investments to commercialize our technology, and incur associated administrative and operating costs. Our financial statements for the years ended December 31, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As noted herein, as a result of our current liquidity, there is substantial doubt as to our ability to continue as a going concern.

We have historically financed our operations primarily from proceeds of the sale of equity securities and the issuance of convertible notes. We presently do not have any bank lines of credit that provide us with an additional source of debt financing. We are currently seeking strategic partnerships and investments to attempt to commercialize our CIGS technology utilizing our proprietary deposition equipment. Commercialization efforts, including continued development and administrative costs will require significant additional capital.

Beginning in September 2009, we have funded our operations through a series of bridge financing transactions in which we have issued convertible and traditional notes with an aggregate principal amount of $6.7 million and also issued warrants exercisable for shares of our common stock. Currently, $5.4 million of these notes remains outstanding.

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

Although we continue to seek strategic investors or partners, in light of our current cash position, we may in the near term be forced to cease or further curtail operations. An inability to raise additional funding in the very near term may cause us to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations. A wide variety of factors relating to the Company including those described in the section entitled “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K, as well as external conditions, could adversely affect our ability to secure additional funding necessary to continue operations and the terms of any funding that we secure.

Commitments. At December 31, 2011, we had no outstanding purchase orders for equipment and improvements. Other commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements.

Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases and certain other commitments entered into in the ordinary course of business.

We lease 33,000 square feet of warehouse and office space in Union City, California under a lease which expires in June 2012. This facility is the location of our corporate headquarters as well as our development and proprietary deposition equipment.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

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

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s year ended December 31, 2011 (the “Proxy Statement”).

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

a. The following financial statements are included herein:

Report of Independent Registered Public Accounting Firm

Balance Sheets—December 31, 2011 and December 31, 2010

Statements of Operations—For the Years Ended December 31, 2011 and 2010 and For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2011

Statements of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2011

Statements of Cash Flows—For the Years Ended December 31, 2011 and 2010 and For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2011

Notes to Financial Statements

b. The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

3.1(22)	Amended and Restated Certificate of Incorporation.

3.2(23)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(24)	Amended and Restated Bylaws.

3.4(25)	Certificate of Designation of Series A.

3.5(20)	Certificate of Designations of Preferences, Right and Limitations of Series B Preferred Stock dated February 2, 2011.

4.1(1)	Form of Common Stock Certificate.

10.1(1)*	Form of Employee Notice of Stock Option Grant related to 2003 Equity Incentive Plan.

10.2(1)*	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan.

10.3(1)*	2003 Equity Incentive Plan.

10.4(1)	Form of Indemnification Agreement by and between the Company and its directors.

10.5(1)	Form of Indemnification Agreement by and between the Company and its officers.

10.6(1)	Form of Employee Notice of Stock Option Grant related to 2003 Equity Incentive Plan.

10.7(1)	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan.

10.8(2)	Agreement by and between the Company and New York State Energy Research and Development Authority, dated December 2, 2004.

10.9(2)	Agreement by and between the Company and New York State Energy Research and Development Authority, dated December 2, 2004.

10.10(4)	Employment Agreement by and between the Company and Robert Weiss dated April 3, 2006.

Exhibit Number	Exhibit Title

10.11(5)	Registration Rights Agreement by and among the Company, Millennium Partners, L.P., Phoenix Partners, LP, Phoenix Partners II, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated January 19, 2007. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.

10.12(7)	First Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated May 29, 2007.

10.13(8)	Second Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated August 3, 2007.

10.14(9)	Amended and Restated 2006 Equity Incentive Plan.

10.15(10)*	Amended and Restated Employment Agreement by and between the Company and Robert E. Weiss, dated December 4, 2008.

10.16(11)*	Form of Employee Stock Option Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.17(11)*	Form of Employee Restricted Stock Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.18(11)*	Form of Employee Restricted Stock Unit Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.19(9)*	Amended and Restated 2006 Equity Incentive Plan.

10.20(10)*	Amended and Restated Employment Agreement by and between the Company and Robert E. Weiss, dated December 4, 2008.

10.21(12)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.22(12)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.23(13)	Registration Rights Agreement by and between the Company and TD Waterhouse RRSP Account 240832S, in trust for Peter Alan Lacey, dated September 21, 2009. Incorporated by reference to our Current Report on
Form 8-K filed with the SEC on September 24, 2009.

10.24(12)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.25(13)	Registration Rights Agreement by and between the Company and TD Waterhouse RRSP Account 240832S, in trust for Peter Alan Lacey, dated September 21, 2009.

10.26(11)	Form of Employee Stock Option Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.27(11)	Form of Employee Restricted Stock Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.28(11)	Form of Employee Restricted Stock Unit Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

Exhibit Number	Exhibit Title

10.29(12)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.30(15)	Registration Rights Agreement by and between the Company and Mike Moretti, dated January 6, 2010.

10.31(16)	Schedule of Material Details.

10.32(16)	Form of Purchase Agreement.

10.33(16)	Form of Secured Convertible Promissory Note.

10.34(16)	Form of Registration Rights Agreement.

10.35(16)	Form of Warrant.

10.36(16)	Form of Intercreditor Agreement.

10.37(16)	Form of Amendment of Notes and Warrants.

10.38(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to TD Waterhouse RRSP Account 230832S, in trust for Peter Alan Lacey as beneficiary.

10.39(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to Tejas Securities Group, Inc. 401K Plan and trust FBO John J. Gorman, John J. Gorman TTEE.

10.40(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to Michael Moretti.

10.41(18)	Amendment to Note between DayStar Technologies, Inc. and Dynamic Worldwide Solar Energy, LLC. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2011.

10.42(18)	Amendment to Note between DayStar Technologies, Inc. and the Bridge Lenders.

10.43(19)	Purchase Agreement, dated as of January 24, 2011, between DayStar Technologies, Inc. and Michael Moretti.

10.44(19)	Secured Convertible Promissory Note, dated as of January 24, 2011, in favor of Michael Moretti.

10.45(19)	Warrant, dated as of January 24, 2011, issued to Michael Moretti.

10.46(19)	Registration Rights Agreement, dated as of January 24, 2011, between DayStar Technologies, Inc. and Michael Moretti.

10.47(20)	Securities Purchase Agreement dated February 2, 2011.

10.48(20)	Securities Purchase Agreement, dated as of February 2, 2011, by and between DayStar Technologies, Inc. and Socius CG II, Ltd.

10.49(21)	Separation Agreement dated as of February 26, 2011, by and between DayStar Technologies, Inc. and Magnus Ryde.

10.50	Amendment to Securities Purchase Agreement dated as of March 30, 2011, by and between DayStar Technologies, Inc. and Socius CG II, Ltd.

23.1	Consent of Hein & Associates LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Exhibit Title

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003, as amended.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 18, 2005.
(3)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 7, 2006.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 4, 2007.
(8)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2007.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 26, 2008.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 10, 2008.
(11)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 16, 2009.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 2, 2009.
(13)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 24, 2009.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 18, 2010.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 12, 2010.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 28, 2010.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 13, 2010.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 27, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 28, 2011.
(22)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(23)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(24)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(25)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2012.

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

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 30, 2012.

Signature	Capacities	Date

/S/ PETER A. LACEY Peter A. Lacey	Chairman and Interim Chief Executive Officer	March 30, 2012

/S/ JONATHAN W. FITZGERALD Jonathan W. Fitzgerald	Director	March 30, 2012

/S/ DANIEL GERMAIN Daniel Germain	Director	March 30, 2012

/S/ WILLIAM S. STECKEL William S. Steckel	Director	March 30, 2012

/S/ KANG SUN Kang Sun	Director	March 30, 2012

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets—December 31, 2011 and December 31, 2010	F-3

Statements of Operations—For the Years Ended December 31, 2011 and 2010 and For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2011	F-4

Statements of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2011	F-5

Statements of Cash Flows—For the Years Ended December 31, 2011 and 2010 and For the Period From July 1, 2005 (Inception of the Development Stage) to December 31, 2011	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DayStar Technologies, Inc.

We have audited the accompanying balance sheets of DayStar Technologies, Inc. as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010 and for the period from July 1, 2005 (inception of the development stage) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DayStar Technologies, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the period from July 1, 2005 (inception of the development stage) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/    HEIN & ASSOCIATES LLP

Irvine, California

March 30, 2012

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,199	$97,058
Other current assets	222,770	294,743

Total current assets	226,969	391,801

Property and Equipment, at cost	20,691,046	23,876,208
Less accumulated depreciation and amortization	(7,138,167)	(5,658,906)

Net property and equipment	13,552,879	18,217,302
Other Assets:
Other assets	324,080	30,940

Total Assets	$14,103,928	$18,640,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,162,228	$6,943,711
Notes and capital leases payable, current portion, net of discount of $9,338 and $664,835, respectively	4,920,662	4,590,165

Total current liabilities	10,082,890	11,533,876
Long-Term Liabilities:
Conversion feature	33,541	3,854,272

Total long-term liabilities	33,541	3,854,272
Commitments and Contingencies (Note 6)	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 9,662,747 and 6,484,516 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	96,627	64,845
Additional paid-in capital	157,418,311	153,272,626
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(143,382,050)	(139,940,185)

Total stockholders’ equity	3,987,497	3,251,895

Total Liabilities and Stockholders’ Equity	$14,103,928	$18,640,043

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to December 31, 2011
	2011	2010
Revenue:
Product revenue	$—	$—	$3,528
Research and development contract revenue	—	—	615,000

Total revenue	—	—	618,528
Costs and Expenses:
Research and development	1,261,435	5,519,989	61,781,323
Selling, general and administrative	2,162,148	5,648,406	37,287,618
Restructuring	743,643	9,753,642	13,777,336
Depreciation and amortization	1,480,790	2,154,882	15,552,898

Total costs and expenses	5,648,016	23,076,919	128,399,175
Other Income (Expense):
Other income (expense)	35,000	(34,787)	2,263,332
Interest expense	(700,256)	(542,167)	(3,773,039)
Amortization of note discount and financing costs	(1,000,945)	(6,122,181)	(17,143,400)
Gain on derivative liabilities	3,872,352	6,593,648	14,042,440
Loss on extinguishment of debt	—	(4,899,267)	(10,990,736)

Total other income (expense)	2,206,151	(5,004,754)	(15,601,403)

Net Loss	$(3,441,865)	$(28,081,673)	$(143,382,050)

Weighted Average Common Shares Outstanding (Basic And Diluted)	8,926,163	4,398,911

Net Loss Per Share (Basic and Diluted)	$(0.39)	$(6.38)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO DECEMBER 31, 2011

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	564,806	$5,648	3,222	$32	$22,488,624	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 -12/05 at $54.00 - $74.00 per share	132,305	1,323	—	—	7,218,879	—	—	—	7,220,202
Conversion of Class B common stock	6,444	64	(3,222)	(32)	(32)	—	—	—	—
Share-based compensation	4,306	43	—	—	412,257	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	707,861	$7,078	—	$—	$30,119,728	$(403,710)	$(10,145,391)	$(3,904,151)	$15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $18.54 - $67.50 per share	14,757	148	—	—	671,725	—	—	—	671,873
Share-based compensation	19,674	197	—	—	1,322,523	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 - 12/06	127,004	1,270	—	—	7,376,889	—	—	—	7,378,159
Warrants issued for placement of convertible note at $48.42 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	869,296	$8,693	—	$—	$40,451,416	$—	$(10,145,391)	$(24,345,352)	$5,969,366
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $18.00 - $31.05 per share	57,578	576	—	—	3,173,741	—	—	—	3,174,317
Share-based compensation	21,826	218	—	—	4,089,826	—	—	—	4,090,044
Issuance of shares pursuant to offering, 2/07 at $18.00 per share	277,777	2,778	—	—	4,997,222	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $38.25 per share, net of offering costs	1,916,668	19,166	—	—	67,875,752	—	—	—	67,894,918
Shares issued in payment of principal and interest on convertible note, 1/07 at $13.41 per share and 2/07 at $18.00 per share	430,598	4,306	—	—	7,322,619	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $18.00 per share	50,841	508	—	—	2,397,163	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

BALANCES, December 31, 2007	3,624,584	$36,245	—	$—	$135,677,017	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Exercise of stock options, 6/08 at $28.26 per share	178	2	—	—	5,022	—	—	—	5,024
Share-based compensation	90,667	906	—	—	4,794,222	—	—	—	4,795,128
Net loss	—	—	—	—	—	—	—	(26,330,271)	(26,330,271)

BALANCES , December 31, 2008	3,715,429	$37,153	—	$—	$140,476,261	$—	$(10,145,391)	$(86,818,484)	$43,549,539
Share-based compensation	51,861	519	—	—	4,133,012	—	—	—	4,133,531
Warrants issued in connection with convertible note at $4.50 per share	—	—	—	—	497,578	—	—	—	497,578
Net loss	—	—	—	—	—	—	—	(25,040,028)	(25,040,028)

BALANCES, December 31, 2009	3,767,290	$37,672	—	$—	$145,106,851	$—	$(10,145,391)	$(111,858,512)	$23,140,620

Exercise of warrants, 7/10 & 10/10 at $0.90 per share	66,667	667	—	—	59,762	—	—	—	60,429
Share-based compensation	693,540	6,934	—	—	4,662,142	—	—	—	4,669,076
Warrants issued in connection with convertible note at $2.70 - $4.50 per share	—	—	—	—	704,481	—	—	—	704,481
Shares issued in settlement of liabilities at $1.54 - $1.85 per share	1,927,232	19,272	—	—	2,734,340	—	—	—	2,758,662
Reverse split adjustment	29,787	300	—	—	—	—	—	—	300
Net loss	—	—	—	—	—	—	—	(28,081,673)	(28,081,673)

BALANCES, December 31, 2010	6,484,516	$64,845	—	$—	$153,272,626	$—	$(10,145,391)	$(139,940,185)	$3,251,895

Cashless exercise of warrants, 11/11 at $0.23 per share	115,714	1,157	—	—	(1,157)	—	—	—	—
Share-based compensation	312,093	3,121	—	—	1,222,166	—	—	—	1,225,287
Warrants issued in connection with notes at $0.52 - $1.55 per share	—	—	—	—	293,826	—	—	—	293,826
Shares issued in settlement of liabilities at $0.90 - $1.57 per share	775,997	7,760	—	—	1,108,680	—	—	—	1,116,440
Conversion of notes payable and accrued interest at $0.90 per share	1,386,438	13,864	—	—	1,233,930	—	—	—	1,247,794
Financing Costs	587,989	5,880	—	—	288,240	—	—	—	294,120
Net loss	—	—	—	—	—	—	—	(3,441,865)	(3,441,865)

BALANCES, December 31, 2011	9,662,747	$96,627	—	$—	$157,418,311	$—	$(10,145,391)	$(143,382,050)	$3,987,497

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to December 31, 2011
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(3,441,865)	$(28,081,673)	$(143,382,050)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,480,790	2,154,882	15,552,898
Share-based compensation	1,225,287	4,669,076	20,493,201
Non-cash interest	700,256	542,167	3,012,640
Amortization of note discount and non-cash financing costs	1,000,945	6,087,181	16,566,701
Gain on derivative liabilities	(3,872,352)	(6,593,648)	(14,042,440)
Non-cash restructuring	743,643	9,753,642	11,775,538
Loss on sale of fixed assets	—	49,162	389,784
Loss on extinguishment of debt	—	4,899,267	10,990,736
Changes in operating assets and liabilities:
Other assets	71,423	208,076	(291,292)
Accounts payable and accrued expenses	1,174,014	3,394,017	8,158,544
Deferred rent	—	—	1,595,239
Deferred revenue	—	—	217,618

Net cash used in operating activities	(917,859)	(2,917,851)	(68,962,883)
Cash Flows from Investing Activities:
Purchase of investments	—	—	(71,957,732)
Proceeds from sale of investments	—	—	72,662,973
Purchase of equipment and improvements	—	—	(42,570,127)
Proceeds from sale of assets	—	107,160	2,035,280

Net cash provided by (used in) investing activities	—	107,160	(39,829,606)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	—	78,312,500
Proceeds from issuance of notes	875,000	2,830,000	30,130,000
Payments on notes and capital leases	(50,000)	—	(11,545,310)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	—	60,429	8,870,549

Net cash provided by financing activities	825,000	2,890,429	99,425,360

Net change in cash and cash equivalents	(92,859)	79,738	(9,367,129)
Cash and cash equivalents, beginning of period	97,058	17,320	9,371,328

Cash and cash equivalents, end of period	$4,199	$97,058	$4,199

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—

Non-Cash Transactions:
Principal and interest payments on convertible note, in common stock	$1,247,794	$—

Accrued property and equipment	$—	$3,137,870

Beneficial conversion feature on convertible note	$51,622	$11,000,838

Shares issued for settlement of liabilities	$1,116,440	$2,758,662

Financing Costs	$294,120	$—

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

DayStar Technologies, Inc. (the “Company”) is a development stage enterprise that was formed in 1997 for the purpose of developing, manufacturing and marketing innovative products to the solar photovoltaic (“PV”) industry. From its inception, the Company has focused primarily on thin film copper indium gallium di-selenide (“CIGS”) solar products. The Company has developed a proprietary one-step sputter deposition process and manufactured a commercial scale deposition tool to apply high efficiency CIGS material over large area glass substrates in a continuous fashion. The Company intends to integrate this tool with commercially available thin film manufacturing equipment which will provide a critically differentiated manufacturing process to produce low-cost monolithically integrated, CIGS-on-glass modules that address the grid-tied, ground-based PV market. The Company is currently pursuing strategic partnerships and investments to attempt to commercialize its product.

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

The Company’s financial statements for the year ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $3.4 million for the year ended December 31, 2011. The net loss for the year ended December 31, 2011 includes non-cash expenses of $1.3 million. The Company anticipates it will continue to incur losses in the future as it commercializes its product. As noted herein, as a result of the Company’s current liquidity, there is substantial doubt as to its ability to continue as a going concern.

Commercialization efforts require significant additional capital expenditures as well as associated continued development and administrative costs. In order to continue operations and pursue strategic partnerships, the Company requires immediate and substantial additional capital beyond its current cash on hand.

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

The Company is pursuing long-term strategic partnerships and investments to attempt to commercialize its product and grow its business. Those potential partnerships, if consummated, could include joint ventures, licensing agreements, contract manufacturing agreements, a merger with or an acquisition of DayStar. Although the Company continues to seek strategic investors or partners, in light of its current cash position, the Company may in the near term be forced to cease operations. The Company has implemented cost savings measures to limit its cash outflows while pursuing strategic investments and partnerships.

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

Patent Costs—Costs for patents purchased from third parties, including legal fees, are capitalized and amortized over 15 years. The Company recorded patent-related amortization expense of $1,530 during each of the years ended December 31, 2011 and 2010, respectively.

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

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements required the Company to maintain specified employment criteria over a five year period. If the Company failed to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company reported a liability of $520,000 and $420,000 at December 31, 2011 and 2010, respectively.

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. The Company recognized no revenue for the year ended December 31, 2011 and December 31, 2010, respectively.

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

FASB ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. During the years ended December 31, 2011 and 2010, the Company did not recognize any tax liabilities related to uncertain tax positions and does not have a balance for such liabilities as of December 31, 2011.

The Company recognizes accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. There was no accrued interest or penalties associated with uncertain tax positions recognized in the Company’s balance sheets as of December 31, 2011 and 2010.

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

Share-based compensation expense for the years ended December 31, 2011 and 2010 was as follows:

	For the Year Ended December 31,
	2011	2010
Share-based compensation:
Selling, general and administrative	$840,163	$2,946,483
Research and development	385,124	1,722,593

Total share-based compensation	$1,225,287	$4,669,076

Loss Per Share—Loss per share is presented in accordance with the provisions of FASB ASC 260 Earnings Per Share. Basic Earnings Per Share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Such common stock equivalents, including 893,643 options, 161,112 restricted stock units and 6,605,664 warrants have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the years ended December 31, 2011 and 2010.

Fair Value of Financial Instruments—The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of receivables, investments, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The carrying amounts of notes payable and capital lease obligations approximate fair value due to their proximity to the inception date.

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

Restructuring —Restructuring expenses were $743,643 and $9,753,642 for the years ended December 31, 2011 and 2010, respectively. In June 2010, the Company was unable to cure all alleged defaults under the lease for its Newark facility and on July 15, 2010, it was notified by its landlord that the lease for the facility was forfeited and terminated, and that the landlord has received a judgment for possession of the premises. Therefore, the Company recorded an impairment charge for the book value of the leasehold improvements for this facility and the write-off of any non-cash deferred rent. The Company also recorded impairment charges on certain equipment during the years ended December 31, 2011 and 2010 as it cancelled orders for such equipment and settled the outstanding obligations with the vendors.

Reclassifications —Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation. Such reclassifications had no impact on net loss.

Impact of Recently Issued Accounting Pronouncements—

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that if a public company presents comparative financial statements, the entity should only disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-29 did not impact the Company’s financial position, results of operations, or cash flows.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company is evaluating the effect the adoption of ASU 2011-11 in the first quarter of 2013 may have on its financial position, results of operations, or cash flows.

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

Share-based compensation expense associated with options for the years ended December 31, 2011 and 2010 was as follows:

	For the Year Ended December 31,
	2011	2010
Share-based compensation associated with options:
Selling, general and administrative	$379,258	$1,784,909
Research and development	186,291	284,514

Total share-based compensation associated with options	$565,549	$2,069,423

These expenses increased basic and diluted loss per share by $0.06 and $0.47 for the years ended December 31, 2011 and 2010, respectively.

The Black-Scholes option-pricing model was used to estimate the option fair values. This option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the period from the Company’s initial public offering through December 31, 2011, and further reviewed against industry comparables. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the period from the Company’s initial public offering through December 31, 2011. The expected option term was calculated using the “simplified” method permitted by SAB 107, as amended by SAB 110.

The weighted average per share fair value of stock options granted during the years ended December 31, 2011 and 2010 was $1.24 and $2.77, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	December 31,
	2011	2010
Expected volatility	112%	104 – 105%
Risk-free interest rate	2.2%	2.4%
Expected dividends	$—	$—
Expected terms (in years)	5	5

The following table summarizes stock options outstanding and activity as of and for the years ended December 31, 2011 and 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	286,227	$36.00
Granted	622,228	$3.60
Forfeited	(117,588)	$36.00
Exercised	—	$—

Outstanding at December 31, 2010	790,867	$10.11	9.22	$—

Exercisable at December 31, 2010	547,346	$12.23	8.46	$—

Outstanding at January 1, 2011	790,867	$10.11
Granted	335,000	$1.55
Forfeited	(232,224)	$4.18
Exercised	—	$—

Outstanding at December 31, 2011	893,643	$8.44	8.11	$—

Exercisable at December 31, 2011	843,643	$8.85	8.06	$—

The Company did not have any stock option exercises in 2011 or 2010 nor did it realize any tax deductions related to the exercise of stock options during the years ended December 31, 2011 and 2010, respectively. The Company would record any such deductions to additional paid in capital when realized.

Total unrecognized share-based compensation expense from unvested stock options as of December 31, 2011 and 2010 was $61,995 and $123,130, respectively, which is expected to be recognized over a weighted average period of approximately 0.5 and 1.0 years for December 31, 2011 and 2010.

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock award and restricted stock unit grants, of $659,738 and $2,599,653 for the years ended December 31, 2011 and 2010, respectively. The following table summarizes Non-vested Restricted Stock grants and Restricted Stock Unit grants and their related activity as of and for the years ended December 31, 2011 and 2010:

	Restricted Stock Awards	Weighted Average Grant-Date Fair-Value	Restricted Stock Units	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2010	30,508	$35.37	163,778	$7.47
Granted	233,667	$2.18	384,167	$3.60
Vested	(258,619)	$2.18	(359,722)	$3.60
Forfeited	—	$—	(24,445)	$3.60

Non-vested at December 31, 2010	5,556	$31.86	—	$—

Granted	—	$—	365,000	$1.51
Vested	(5,556)	$31.86	(315,000)	$1.51
Forfeited	—	$—	—	$—

Non-vested at December 31, 2011	—	$—	50,000	$1.55

Total unrecognized share-based compensation expense from unvested restricted stock units as of December 31, 2011, was $77,500 which is expected to be recognized over a weighted average period of approximately 6 months. There was no unrecognized share-based compensation expense from unvested restricted stock awards as of December 31, 2011. Total unrecognized share-based compensation expense from unvested restricted stock awards as of December 31, 2010, was $44,250 which was expected to be recognized over a weighted average period of approximately 3 months. There was no unrecognized share-based compensation expense from unvested restricted stock units as of December 31, 2010.

Subsequent to December 31, 2011 and through the date of this filing, there were 400,000 restricted stock units granted and no restricted stock units were forfeited. There were no grants or forfeitures of options or restricted stock awards subsequent to December 31, 2011 and through the date of this filing.

5.	Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2011	December 31, 2010
Machinery and equipment	$9,920,434	$9,920,434
Office furniture, equipment and software	1,058,463	1,058,463
Construction in progress	9,712,149	12,897,311

	20,691,046	23,876,208
Less accumulated depreciation and amortization	(7,138,167)	(5,658,906)

Property and equipment, net	$13,552,879	$18,217,302

Depreciation and amortization expense of property and equipment for the years ended December 31, 2011 and 2010 was $1,479,260 and $2,153,352, respectively.

6.	Commitments and Contingencies

Leases Payable

Rent expense for all operating leases for the years ended December 31, 2011 and 2010 was $153,300 and $1,657,697, respectively. There were no material non-cancelable operating leases as of December 31, 2011.

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

7.	Notes Payable and Warrants

Beginning in September 2009, the Company has entered into a series of agreements with various lenders (the “Lenders”) to provide bridge financing to the Company in exchange for notes and warrants. With the exception of the traditional loans indicated in the table below, these notes (the “Notes”) are convertible into shares of the Company’s common stock and each contain terms of six months, are secured by all assets of the Company, and accrue interest at rates of between 8 – 10% per annum. The Lenders may, at their option at any time prior to payment in full of the Notes, elect to convert all or any part of the entire outstanding principal amount of the Notes plus the accrued interest on the then outstanding balance into shares of the Company’s common stock at the conversion price specified in each of the Notes (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of common stock subsequent to the date of such sale or issuance). If between the date of the Notes and such conversion, the Company issues or sells any shares of capital stock, other than certain excluded securities (a “Future Issuance”), at a per share price below the original conversion price specified in the Notes, then the conversion price of the Notes will be reduced to the price of such Future Issuance. As of December 31, 2011, the aggregate principal balance of all outstanding Notes was $4,930,000 and the Notes were convertible into 19,804,349 shares of common stock.

The Notes’ conversion features were determined to be embedded derivative liabilities and therefore were bifurcated from the Notes and recorded as a discount to the Notes at their fair value at issuance and are required to be adjusted to fair value at the end of each reporting period. The change in fair value of the conversion features, calculated using the Black Scholes model, is recorded as a gain or loss on derivative liabilities. The conversion feature fair values at December 31, 2011 and 2010 were $33,541 and $3,854,272, respectively. The change in fair value of the conversion features during the years ended December 31, 2011 and 2010 resulted in a gain on derivative liabilities of $3,872,352 and $6,593,648, respectively.

The proceeds remaining, if any, after allocation to the conversion features are allocated on a relative fair value basis between the Notes and the warrants and the amounts allocated to the warrants, calculated using the Black Scholes model, are recorded as additional note discount. The discount attributable to the issuance date aggregate fair value of the conversion features and warrants, is being amortized using the effective interest method over the terms of the Notes. During the years ended December 31, 2011 and 2010, $1,000,945 and $6,087,181, respectively, of this discount was amortized to expense.

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

The following table summarizes the pertinent details of the outstanding notes and warrants as of December 31, 2011.

Lender	Principal Amount		Discount	Note Payable (net of discount)	Note Conversion Shares Issuable	Conversion Price	Warrants	Warrant Exercise Price
Peter Lacey(1)	$3,075,000	*	$—	$3,075,000	13,369,565	$0.23	724,074	$1.25
Peter Lacey(1)							2,692,594	$1.70
Peter Lacey(1)	125,000	*	—	125,000	N/A	N/A	250,000	$1.00
Peter Lacey(1)	150,000	*	4,669	145,331	652,174	$0.23	288,462	$0.52
Michael Moretti	750,000	*	—	750,000	3,260,870	$0.23	833,335	$1.25
Michael Moretti	150,000	*	—	150,000	652,174	$0.23	193,550	$1.55
Michael Moretti	125,000	*	—	125,000	N/A	N/A	250,000	$1.00
Michael Moretti	150,000	*	4,669	145,331	652,174	$0.23	288,462	$0.52
Michael Moretti	125,000		—	125,000	N/A	N/A	N/A	N/A
John Gorman	100,000	*	—	100,000	434,783	$0.23	666,667	$1.25
Richard Schottenfeld	100,000	*	—	100,000	434,783	$0.23	111,111	$1.25
William Steckel(2)	30,000	*	—	30,000	130,435	$0.23	11,112	$1.25
Robert Weiss(3)	50,000	*	—	50,000	217,391	$0.23	55,556	$1.25
Dynamic Worldwide Solar Energy, LLC.	—		—	—	—	—	240,741	$1.25
	$4,930,000		$9,338	$4,920,662	19,804,349		6,605,664

*	As of the date of filing of this annual report, these notes have matured and the Company is in the process of finalizing an extension with the Lenders.

In February 2012, John Gorman converted his entire outstanding principal balance of $100,000 as well as the accrued interest thereon into shares of the Company’s common stock. In March 2012, Richard Schottenfeld converted his entire outstanding principal balance of $100,000 as well as the accrued interest thereon into shares of the Company’s common stock.

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

8.	Derivative Liabilities

As described in Note 7 Notes Payable and Warrants, the Company is accounting for the conversion features in its secured convertible notes as embedded derivative liabilities. The Company currently does not use hedging contracts to manage the risk of its overall exposure to interest rate and foreign currency changes and the conversion features on the Notes are not considered a hedging instrument. The conversion feature liability on the balance sheet at December 31, 2011 and 2010, and the change in the liability for the years ended December 31, 2011 and 2010 is summarized as follows:

Conversion Feature Liability
Balance, December 31, 2009	$251,618
New debt issuances	11,000,838
Change in fair value	(7,398,184)

Balance, December 31, 2010	$3,854,272

Balance, December 31, 2010	$3,854,272
New debt issuances	51,621
Change in fair value	(3,872,352)

Balance, December 31, 2011	$33,541

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010. There were no financial assets subject to the provisions of ASC 820 as of December 31, 2011 and 2010:

	Level 1	Level 2	Level 3	Total
Financial liabilities at December 31, 2011:
Conversion feature	$—	$—	$33,541	$33,541

	$—	$—	$33,541	$33,541

Financial liabilities at December 31, 2010:
Conversion feature	$—	$—	$3,854,272	$3,854,272

	$—	$—	$3,854,272	$3,854,272

9.	Funding Commitment

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

As of December 31, 2011, the Company has not executed a tranche under this facility.

10.	Stockholders’ Equity

Preferred Stock—The Company has authorized 3,000,000 shares of undesignated preferred stock. As of December 31, 2011 and 2010, no shares have been designated or issued. The preferred stock may be issued in series with such preferences as determined by the board of directors.

Common Stock—The Company has authorized 120,000,000 shares of common stock. As of December 31, 2011 and 2010, respectively, 9,662,747 and 6,484,516 shares have been issued and were outstanding.

Bridge loan warrants—As of December 31, 2011, there were bridge loan warrants outstanding to purchase 6,605,664 shares of the Company’s common stock. Beginning in September 2009, the Company has entered into a series of agreements with the Lenders to provide bridge financing to the Company in exchange for convertible notes and warrants. The warrants issued in connection with these Notes are exercisable upon issuance (with the exception of the warrants issued to Dynamic Worldwide Solar Energy, LLC) at exercise prices between $0.52—$1.70 per share, as adjusted for standard anti-dilution provisions and are exercisable for a period of 2 – 7 years from their respective issuance dates (See Note 7 Notes Payable and Warrants).

11.	Employee Benefit Plans

The Company offers a savings and retirement plan under section 401(k) of the Internal Revenue Code to eligible employees meeting certain age and service requirements. The plan permits employees to contribute up to 85% of their salary up to the maximum allowable under Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions and actual earnings thereon. The plan did not require the Company to make matching contributions for the years ended December 31, 2011 and 2010.

12.	Income Taxes

Deferred tax assets related to the Company’s operations are comprised of the following at December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Current—
Salary related accruals	$90,000	$99,000
Non-Current—
Equity-based compensation	2,335,000	2,184,000
Tax effect of net operating loss carryforward	45,370,000	43,094,000
Tax effect of federal and state tax credit carryforwards	4,790,000	4,737,000
Long-lived assets	30,000	(24,000)

Total deferred tax assets	52,615,000	50,090,000
Less valuation allowance	(52,615,000)	(50,090,000)

Net deferred tax assets	$—	$—

The valuation allowance increased by $2,525,000 and $8,330,000 for the years ended December 31, 2011 and December 31, 2010, respectively.

At December 31, 2011, the Company had a net operating loss carryforward of approximately $186,000,000 for federal and state combined. The net operating loss carryforward, if not utilized to reduce taxable income in future periods, will begin to expire in 2013. At December 31, 2011, the Company had federal and state tax credit carryforwards of approximately $4,790,000. Federal tax credits of approximately $2,640,000, if not utilized, will begin to expire in 2024. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. As a result of the initial public offering and certain subsequent equity transactions, a significant ownership change may have occurred.

Total income tax expense for the years ended December 31, 2011 and 2010 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2011	2010
Statutory rate	(34.0)%	(34.0)%
State income taxes, net of Federal income tax benefit	(10.0)	(5.0)
Permanent tax differences	(27.0)	6.0
Tax credits	1.0	(1.0)
Increase in valuation allowance	73.0	29.0
Other	1.0	5.0

	—%	—%

13.	Liability Settlements

On January 26, 2011 the Company issued 254,777 shares of common stock to Grenzebach Corporation (“Grenzebach”) and on February 2, 2011 the Company issued 290,323 shares of common stock to Reis GmbH & Co. KG Maschinenfabrik (“Reis”). These shares were issued in settlement of outstanding liabilities on the Company’s balance sheet of $3,137,870 and related to the purchase of certain pieces of equipment. The settlement of these obligations and issuance of common stock resulted in $850,000 in restructuring expenses during the year ended December 31, 2011.

14.	Subsequent Events

Bridge Financing

On January 25, 2012, the Company and Michael Moretti entered into a securities purchase agreement. Pursuant to the securities purchase agreement, Mr. Moretti agreed to loan the Company $225,000 to fund operating capital and general corporate purposes. On January 25, 2012, the Company issued Mr. Moretti (a) a secured convertible promissory note and (b) a warrant to purchase 1,350,000 shares of the Company’s common stock (subject to adjustment for certain corporate transactions). The note carries an interest rate of 10% per annum and is convertible into shares of the Company’s common stock based on a $0.25 conversion price (subject to adjustment for certain corporate transactions). The note, to the extent that any part of the outstanding principal amount is not converted into shares of common stock, matures on the second anniversary of the date of the note, is secured by all the assets of the Company, and includes customary provisions concerning events of default. The warrant is immediately exercisable, expires on January 24, 2014, and has an exercise price of $0.40 per share if exercised prior to July 25, 2012, $0.45 if exercised during the period July 25, 2012 through January 24, 2013, and $0.50 if exercised after January 24, 2013 and through the expiration of the warrant. Additionally, the securities purchase agreement contains a provision that if and only if, the Company consummates a fundamental transaction that results in a change in control, the Company will use its commercially reasonable best efforts to cause the Company or other parties to the fundamental transaction to issue securities (be it Common Stock, other securities of the Company, or securities of another party to the fundamental transaction) equal to the original principal amount of the note divided by $0.25.

On March 14, 2012, the Company and Sunlogics Power Fund Management Inc. entered into a securities purchase agreement. Pursuant to the purchase agreement, Sunlogics Power Fund Management agreed to loan the Company $500,000 for payment of outstanding liabilities and other working capital purposes. On March 14, 2012, and March 16, 2012, the Company issued Sunlogics Power Fund Management two senior convertible promissory notes, representing the Company’s Senior Debt, in the principal amounts of $400,000 and $100,000, respectively. The notes carry an interest rate of 6% per annum and each note is convertible into shares of the Company’s common stock at a conversion price equal to the consolidated closing bid price of the Company’s common stock on the last business day prior to the issuance of the note (subject to adjustment for certain corporate transactions). Each of the notes, to the extent that any part of the outstanding principal amount is not converted into shares of common stock, matures on the first anniversary of the date of the issuance of the note, and includes customary provisions concerning events of default.

The agreements for each of the transactions described above provide that in no event will the Company issue any Common Stock or securities convertible into Common Stock in connection with the conversion of the notes or exercise of the warrant without first obtaining stockholder approval if such issuance would result in the Company breaching its obligations under the applicable listing rules of The Nasdaq Stock Market.

Reverse Split

On March 27, 2012, the Company’s shareholders approved a 1-for-7 reverse stock split of its issued and outstanding common shares with the total authorized shares of common stock remaining unchanged at 120,000,000. Upon completion of all required notices and regulatory approvals, the Company intends to file with the State of Delaware an amendment to its Certificate of Incorporation to effect the reverse split. Once the reverse split is effective, trading of the Company’s common stock on the NASDAQ Capital Market will begin on a split-adjusted basis. The reverse stock split will affect all shares of the Company’s common stock, as well as options to purchase the Company’s common stock and other equity incentive awards, as well as convertible debt instruments and warrants that are outstanding immediately prior to the effective date of the reverse stock split.

Item 27.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

3.1(22)	Amended and Restated Certificate of Incorporation.

3.2(23)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(24)	Amended and Restated Bylaws.

3.4(25)	Certificate of Designation of Series A.

3.5(20)	Certificate of Designations of Preferences, Right and Limitations of Series B Preferred Stock dated February 2, 2011.

4.1(1)	Form of Common Stock Certificate.

10.1(1)*	Form of Employee Notice of Stock Option Grant related to 2003 Equity Incentive Plan.

10.2(1)*	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan.

10.3(1)*	2003 Equity Incentive Plan.

10.4(1)	Form of Indemnification Agreement by and between the Company and its directors.

10.5(1)	Form of Indemnification Agreement by and between the Company and its officers.

10.6(1)	Form of Employee Notice of Stock Option Grant related to 2003 Equity Incentive Plan.

10.7(1)	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan.

10.8(2)	Agreement by and between the Company and New York State Energy Research and Development Authority, dated December 2, 2004.

10.9(2)	Agreement by and between the Company and New York State Energy Research and Development Authority, dated December 2, 2004.

10.10(4)	Employment Agreement by and between the Company and Robert Weiss dated April 3, 2006.

10.11(5)	Registration Rights Agreement by and among the Company, Millennium Partners, L.P., Phoenix Partners, LP, Phoenix Partners II, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated January 19, 2007. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.

10.12(7)	First Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated May 29, 2007.

10.13(8)	Second Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated August 3, 2007.

Exhibit Number	Exhibit Title

10.14(9)	Amended and Restated 2006 Equity Incentive Plan.

10.15(10)*	Amended and Restated Employment Agreement by and between the Company and Robert E. Weiss, dated December 4, 2008.

10.16(11)*	Form of Employee Stock Option Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.17(11)*	Form of Employee Restricted Stock Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.18(11)*	Form of Employee Restricted Stock Unit Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.19(9)*	Amended and Restated 2006 Equity Incentive Plan

10.20(10)*	Amended and Restated Employment Agreement by and between the Company and Robert E. Weiss, dated December 4, 2008.

10.21(12)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.22(12)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.23(13)	Registration Rights Agreement by and between the Company and TD Waterhouse RRSP Account 240832S, in trust for Peter Alan Lacey, dated September 21, 2009. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 24, 2009.

10.24(12)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.25(13)	Registration Rights Agreement by and between the Company and TD Waterhouse RRSP Account 240832S, in trust for Peter Alan Lacey, dated September 21, 2009.

10.26(11)	Form of Employee Stock Option Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.27(11)	Form of Employee Restricted Stock Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.28(11)	Form of Employee Restricted Stock Unit Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.29(12)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.30(15)	Registration Rights Agreement by and between the Company and Mike Moretti, dated January 6, 2010.

10.31(16)	Schedule of Material Details.

10.32(16)	Form of Purchase Agreement.

10.33(16)	Form of Secured Convertible Promissory Note.

10.34(16)	Form of Registration Rights Agreement.

10.35(16)	Form of Warrant.

10.36(16)	Form of Intercreditor Agreement.

Exhibit Number	Exhibit Title

10.37(16)	Form of Amendment of Notes and Warrants.

10.38(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to TD Waterhouse RRSP Account 230832S, in trust for Peter Alan Lacey as beneficiary.

10.39(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to Tejas Securities Group, Inc. 401K Plan and trust FBO John J. Gorman, John J. Gorman TTEE.

10.40(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to Michael Moretti.

10.41(18)	Amendment to Note between DayStar Technologies, Inc. and Dynamic Worldwide Solar Energy, LLC. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2011.

10.42(18)	Amendment to Note between DayStar Technologies, Inc. and the Bridge Lenders.

10.43(19)	Purchase Agreement, dated as of January 24, 2011, between DayStar Technologies, Inc. and Michael Moretti.

10.44(19)	Secured Convertible Promissory Note, dated as of January 24, 2011, in favor of Michael Moretti.

10.45(19)	Warrant, dated as of January 24, 2011, issued to Michael Moretti.

10.46(19)	Registration Rights Agreement, dated as of January 24, 2011, between DayStar Technologies, Inc. and Michael Moretti.

10.47(20)	Securities Purchase Agreement dated February 2, 2011.

10.48(20)	Securities Purchase Agreement, dated as of February 2, 2011, by and between DayStar Technologies, Inc. and Socius CG II, Ltd.

10.49(21)	Separation Agreement dated as of February 26, 2011, by and between DayStar Technologies, Inc. and Magnus Ryde.

10.50	Amendment to Securities Purchase Agreement dated as of March 30, 2011, by and between DayStar Technologies, Inc. and Socius CG II, Ltd.

23.1	Consent of Hein & Associates LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003, as amended.

(2)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 18, 2005.
(3)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 7, 2006.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 4, 2007.
(8)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2007.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 26, 2008.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 10, 2008.
(11)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 16, 2009.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 2, 2009.
(13)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 24, 2009.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 18, 2010.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 12, 2010.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 28, 2010
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 13, 2010.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 27, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 28, 2011.
(22)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(23)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(24)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(25)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.

II-4