Form 10-K/A
period 2011-12-31
DAYSTAR TECHNOLOGIES INC
filed 2012-04-30
CIK 1262200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).     Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3,964,881, computed by reference to the last sale price of the common stock on that date as reported by The Nasdaq Capital Market and excludes an aggregate of 147,041 shares of the registrant’s common stock held by officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2011, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2011 if such stockholder (i) beneficially owned 5% or more of the registrant’s common stock, as determined based on public filings, and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at June 30, 2011. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 28, 2012, there were 1,452,340 shares of the registrant’s common stock outstanding.

Explanatory Note

On March 30, 2012 DayStar Technologies, Inc. (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2011 (the “10-K Report”). As the Company will not hold its annual meeting until later in the year, it is filing this Amendment No. 1 (this “Amendment”) to the 10-K Report (i) to include the information required in Part III of the 10-K Report which was previously incorporated by reference from the Company’s 2012 annual meeting proxy statement; and (ii) to re-file Item 15 (Exhibits, Financial Statement Schedules) to include currently-dated certifications from its Chief Executive Officer and Chief Financial Officer as exhibits to this Amendment.

No other revisions or amendments have been made to Part IV of the 10-K Report. This Amendment does not reflect events occurring after March 30, 2012, the date of the original filing of our 10-K Report, or modify or update those disclosures that may have been affected by subsequent events, with the exception of the 1-for-7 reverse split of the Company’s common stock effective April 5, 2012. All references to common shares and per-share data for prior periods have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about each of the members of the Board of Directors and each executive officer.

Name	Age	Positions	Director Since	Expiration of Current Term
Directors
Peter A. Lacey	55	Chairman and Interim Chief Executive Officer	2009	2012
Jonathan W. Fitzgerald.(1)(2)(3)	50	Director	2009	2012
Daniel Germain(1)(2)	48	Director	2012	2012
William S. Steckel	54	Director	2009	2012
Kang Sun(1)	56	Director	2009	2012
Executive Officers
Robert E. Weiss	55	Chief Technology Officer
Christopher T. Lail	36	Chief Financial Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.

Directors

Peter A. Lacey. Mr. Lacey has served as our Chairman of the Board since October 2009 and was appointed President and Interim Chief Executive Officer in February 2011. Mr. Lacey has been the President, Chief Executive Officer and a Director of Cervus Equipment Corporation since May 2003. Cervus Equipment Corporation, which had $560 million in revenue in 2011 is listed on the TSX—Toronto Stock Exchange (CVL) and operates 15 agricultural and turf John Deere stores in Alberta, Saskatchewan, and British Columbia, as well as 5 Bobcat and JCB construction equipment stores in Alberta and 10 material handling equipment branches in Alberta, Saskatchewan and Manitoba. Mr. Lacey is also the President, Chief Executive Officer and a trustee of Proventure Income Fund, a public real estate income trust (REIT) listed on the TSX Venture Exchange (PVT.UN) which is in the commercial rental property business and provides commercial real estate leases to Cervus and other companies since November 2005. Mr. Lacey has also been the Chairman of the Board and Director of Eveready Energy Services, a public company listed on the Toronto Stock Exchange that provides industrial and oilfield maintenance and production services to the energy, resource, and industrial sectors, since September 2004. Eveready was sold to Clean Harbors Inc. in 2009. Mr. Lacey has been a member of the Red Deer College Board of Governors and Chairman.

The Board of Directors believes that Mr. Lacey’s experience, both as an entrepreneur and in financing and successfully leading companies, provides needed skills as we seek strategic partnerships and investments.

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

The Board of Directors believes that Mr. Fitzgerald’s wealth of experience in working with growth technology and cleantech companies and his current experience as an independent investment banker providing advisory services to early and growth-stage businesses in a variety of technology industries, provides the board and management team with valuable insights as we continue our financing efforts and seek strategic partnerships and investments.

Daniel Germain. Mr. Germain joined us as a director in February 2012. He is President and founder of the Club des petits dejeuners du Québec, the Breakfast Clubs of Canada, the Montreal Millennium Summit and the Children’s Hour. Mr. Germain started the Club des petits déjeuners du Québec (Quebec Breakfast Club) in 1994. This not-for-profit organization offers children in underprivileged areas a nutritious breakfast in an environment that nourishes their self-esteem. In 2005, Mr. Germain decided to take this idea nationally and started the Breakfast Clubs of Canada. His commitment goes beyond Canada’s borders too. In 2006, he created the Montreal Millennium Summit, which has become an important international conference in the area of social activism. The Summit aims to increase public awareness of the Millennium Development goals, and establish a global network of exchange and cooperation. In 2012, Mr. Germain started the Children’s Hour which aims to celebrate and recognize school and student successes, whatever they may be. The highlight of this initiative, which is intended as a truly cooperative movement, is a major annual rally. Mr. Germain has been recognized for a career and a life dedicated to improving lives of all Canadian children. In 2011, he was presented with the Lieutenant Governor’s Medal for Exceptional Merit, in 2009, he became a Member of the Order of Canada and in 2007, he was appointed to the Order of Québec. Amongst other awards and honors that he has received either individually or on behalf of the Clubs are the YMCAs of Québec 2010 Peace Medal, the 2010 Gold medal of the Order of Merit from the Fédération des Commissions scolaires du Québec (Quebec School Board Federation), the Canadian Medical Association 2008 Award for Excellence in Health Promotion and the Jubilee Medal given by Queen Elizabeth in 2003.

The Board of Directors believes that Mr. Germain’s entrepreneurial experience combined with his passion for social change and responsibility will be great assets as DayStar builds a socially responsible renewable energy company.

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

The Board of Directors believes that Mr. Steckel’s recent experiences as a member of our management team provides key continuity and insight as we seek strategic partnerships and investments. Additionally, Mr. Steckel’s financial and administrative experience as well as his manufacturing operational experience in leading technology companies is useful in providing oversight as we assess strategic alternatives to commercialize our technology.

Kang Sun. Dr. Sun joined us as a director in 2009. Dr. Sun is currently President and CEO of Amprius Inc., an advanced lithium-ion battery materials and batteries developer. Dr. Sun previously served as chairman and CEO of RayTracker Inc., an advanced solar tracking system company that was recently acquired by First Solar; President and Chief Operating Officer of China-based JA Solar Holdings Co., a world leader in photovoltaic products; Managing Director of New Business Development & Chief Strategy Officer, New Business and New Products Group for Applied Materials. From 1990 to 2005, Dr. Sun held senior executive positions in several large business enterprises and technology start-ups, including serving as Vice President of New Venture Business at Honeywell International Inc., General Manager of the optical devices business at Allied Signal, Vice President of New Business and Technology at Oce, and Vice President of Business Development at Microfabrica. Dr. Sun received his Ph.D. degree in material science from Brown University, master’s degree in physical chemistry from University of Georgia and bachelor’s degree in macromolecular science from Nanjing University, China.

The Board of Directors believes that Dr. Sun’s demonstrated success and leadership as President and Chief Operating Officer of JA Solar and his depth of experience in technology companies will be of great value to DayStar as we move forward to commercialize our technology and seek strategic partnerships and investments.

Audit Committee

Our Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, is responsible for reviewing the results and scope of audits and other services provided by our independent public accountants and reviewing our system of internal accounting and financial controls. The audit committee also reviews other matters with respect to our accounting, auditing, and financial reporting practices and procedures, as it deems necessary or desirable. The Audit Committee of our Board of Directors consists of three non-employee directors who meet the independence standards of NASDAQ and the securities laws. The members of the Audit Committee are Jonathan Fitzgerald, Daniel Germain and Kang Sun. Mr. Fitzgerald serves as the Chairman of the Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), to the Company’s knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2011 were complied with.

Item 11.	Executive Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our named executive officers for services rendered in all capacities to DayStar during the year ended December 31, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		Option Awards ($)		Non-Stock Incentive Plan Comp. ($)	All Other Comp. ($)		Total ($)
Magnus Ryde	2011	$—	$200,000	(1)	$—		$—	$—		$200,000
Chief Executive Officer	2010	$165,644	$49,424	(2)	$1,540,335	(3)	$—	$8,757	(4)	$1,764,160

Peter A. Lacey(7)	2011	$—	$—		$—		$—	$—		$—
Interim Chief Executive Officer

Robert E. Weiss	2011	$—	$155,000	(5)	$124,000	(6)	$—	$—		$279,000
Chief Technology Officer	2010	$199,233	$398,999	(2)	$—		$—	$1,735	(4)	$599,967

Christopher T. Lail(8)	2011	$11,667	$155,000	(5)	$124,000	(6)	$—	$—		$290,667
Chief Financial Officer

(1)	Represents the total fair market value on the date of grant, of restricted stock units granted in full settlement of all outstanding salary and benefit obligations to Mr. Ryde upon his resignation in February 2011.
(2)	Represents the total fair market value on the date of grant, of restricted stock units granted during the year ended December 31, 2010 including restricted stock units issued pursuant to a compensation restructuring under which the officer elected to receive a portion of his total base compensation in equity in lieu of cash. Amounts listed do not represent the actual current fair value of the shares granted.
(3)	Represents fair market value of options granted during the year ended December 31, 2010, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 4, Share Based Compensation, of our financial statements.
(4)	All other compensation for 2010 consists of medical premiums paid by us.
(5)	Represents the total fair market value on the date of grant, of restricted stock units granted in January 2011. These restricted stock units vested 75% on April 1, 2011 and the remaining 25% will vest upon completion of a definitive agreement with a strategic partner.
(6)	Represents fair market value of options granted in January 2011, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 4, Share Based Compensation, of our financial statements. These options vested 75% on April 1, 2011 and the remaining 25% will vest upon completion of a definitive agreement with a strategic partner.
(7)	Mr. Lacey receives compensation as a director only (see Director Compensation Table on page 11) and does not receive a salary or other benefits in his role as Interim Chief Executive Officer.
(8)	Mr. Lail was appointed Chief Financial Officer in January 2011.

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

Under the agreement the parties are compelled to engage in Arbitration to resolve any disputes.

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers at December 31, 2011.

Outstanding Equity Awards at Fiscal Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested($)(1)
	Exercisable	Unexercisable
Peter A. Lacey	3,572	—		10.85	1-21-2021	—		—
	1,588	—		25.20	1-25-2020	—		—

Robert E. Weiss	10,715	3,572	(2)	10.85	1-21-2021	—		—
	3,333	—		223.02	4-7-2018	—		—
	3,175	—		311.22	10-4-2017	—		—
	52	—		552.51	6-19-2016	—		—
	—	—		—	—	3,572	(3)	5,501

Christopher T. Lail	10,715	3,572	(2)	10.85	1-21-2021	—		—
	2,381	—		176.40	9-22-2018	—		—
	397	—		223.02	4-7-2018	—		—
	318	—		311.22	10-4-2017	—		—
	397	—		330.12	3-30-2017	—		—
	80	—		552.51	6-19-2016	—		—
	102	—		935.55	6-21-2015	—		—
	—	—		—	—	3,572	(3)	5,501

(1)	Based on closing price of DayStar’s common stock on December 31, 2011 of $1.54.
(2)	Stock options vest upon completion of a definitive agreement with a strategic partner.
(3)	Restricted stock units vest upon completion of a definitive agreement with a strategic partner.

Director Compensation

In order to preserve our cash resources, the Board of Directors has agreed to accept stock in lieu of cash payments for board and committee meeting fees. In 2011 under this arrangement, each board member received 3,572 RSUs and an option to purchase 3,572 shares of our common stock.

The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered to DayStar during the year ended December 31, 2011:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Stock Unit Awards(1)		Option Awards(2)	Total
Peter A. Lacey	$—	$—	$38,750		$30,998	$69,748
Jonathan W. Fitzgerald	—	—	38,750		30,998	69,748
Richard C. Green, Jr.(3)	—	—	38,750		30,998	69,748
William S. Steckel	—	—	71,900	(4)	30,998	102,898
Kang Sun	—	—	38,750		30,998	69,748

(1)	Represents total fair market value of stock unit awards on issuance date.
(2)	Represents fair market value of options granted during the year ended December 31, 2010, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 4, Share Based Compensation, of our financial statements.
(3)	Mr. Green resigned on November 10, 2011.
(4)	Includes $33,150 representing the fair market value on the grant dates of restricted stock units issued to Mr. Steckel in lieu of cash fees for additional financial consulting services provided in 2011.

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

Equity Compensation Plan Information

On June 19, 2006, we adopted an Equity Incentive Plan (the “2006 Plan”) to enable employees, outside directors and consultants to acquire an equity interest in DayStar. In September 2008 and December 2010, our stockholders approved the Amended and Restated 2006 Equity Incentive Plan (the “2006 Amended and Restated Plan”). The 2006 Amended and Restated Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards to employees, directors, and consultants. The 2006 Amended and Restated Plan reserves 385,715 of our authorized shares of common stock for issuance for these purposes. Under the 2006 Amended and Restated Plan, the term of stock options shall not exceed ten years and stock options shall not be granted with an exercise price of less than 100% of the fair market value of our common stock, measured at the time of grant.

Grants of incentive and non-qualified stock options, and restricted stock prior to June 19, 2006 were made from our original Equity Incentive Plan adopted in 2003 (the “2003 Plan”). The 2003 Plan reserves 16,667 of our authorized shares of common stock for issuance for these purposes.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plan, consisting of the 2003 and 2006 Equity Incentive Plans. The information in this table is as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available
Equity compensation plans approved by security holders	127,664	(1)	$59.08	68,963
Equity compensation plans not approved by security holders	—		—	—

Total	127,664		$59.08	68,963

(1)	Does not include 23,016 outstanding restricted stock units granted to certain of our officers and directors under the 2006 Plan.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of March 31, 2012, with respect to the beneficial ownership of our common stock by each person who is known to us to be the beneficial owner of more than five percent of our outstanding common stock by each nominee for director, by the named executive officers, and by all directors and executive officers as a group. The information contained in this beneficial ownership table for five percent stockholders is based on Form 13D, 13G, or other filings with the Commission available through www.sec.gov/edgar as of close of business April 27, 2012. Each person has sole voting power and sole investment power. Ownership percentages are based on 1,524,900 shares outstanding on March 31, 2012, plus the assumed conversion of the applicable notes and exercise of the applicable options and warrants vesting within 60 days thereof.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent
Directors and Executive Officers:
Robert E. Weiss(3)	69,758	4.4%
Christopher T. Lail(4)	70,862	4.5%
Peter A. Lacey(5)	2,579,080	62.9%
Jonathan Fitzgerald(6)	12,302	*
Daniel Germain(7)	7,143	*
William S. Steckel(8)	39,313	2.5%
Kang Sun(9)	17,461	1.1%
All directors and executive officers as a group (7 persons)	2,795,919	65.2%
5% Stockholders:
Michael Moretti(10)	1,200,401	44.1%
Sunlogics Power Fund Management, Inc.(11)	300,207	16.4%
John Gorman(12)	95,239	5.9%
Richard Schottenfeld(13)	88,434	5.7%

*	Less than one percent.
(1)	Except as otherwise indicated, each officer and director can be reached at DayStar Technologies, Inc., 3567 Benton Street, Suite 367, Santa Clara, CA 95051.
(2)	The inclusion herein of any share of common stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Each person listed above has sole voting and investment power with respect to the shares listed. Any reference in the footnotes below to convertible notes and warrants, stock options, and restricted common stock subject to a right of repurchase by our company relates to notes convertible into shares of our common stock, stock options and warrants exercisable or that will become exercisable within 60 days of March 31, 2012 and restricted common stock that will vest within 60 days of March 31, 2012.

(3)	Includes 31,056 shares of common stock issuable upon conversion of a secured convertible promissory note between Mr. Weiss and our company, vested warrants to purchase 7,937 shares of common stock, vested options to purchase 17,274 shares of common stock and 10,715 vested restricted stock units.
(4)	Includes vested options to purchase 14,388 shares of common stock and 28,572 restricted stock awards vesting April 1, 2012.
(5)	Includes 2,003,106 shares of common stock issuable upon conversion of secured convertible promissory notes between Mr. Lacey and our company, vested warrants to purchase 565,021 shares of common stock, and vested options to purchase 5,159 shares of common stock.
(6)	Includes vested options to purchase 5,159 shares of common stock and 7,143 restricted stock awards vesting April 1, 2012.
(7)	Represents 7,143 restricted stock awards vesting April 1, 2012.
(8)	Includes 18,634 shares of common stock issuable upon conversion of a secured convertible promissory note between Mr. Steckel and our company, vested warrants to purchase 1,588 shares of common stock, vested options to purchase 3,572 shares of common stock, and 7,143 restricted stock awards vesting April 1, 2012.
(9)	Includes vested options to purchase 5,159 shares of common stock, 5,159 vested restricted stock units, and 7,143 restricted stock awards vesting April 1, 2012.
(10)	Includes 780,746 shares of common stock issuable upon conversion of secured convertible promissory notes between Mr. Moretti and our company, and vested warrants to purchase 416,480 shares of common stock.
(11)	Represents shares of common stock issuable upon conversion of a convertible promissory note between Sunlogics Power Fund Management, Inc. and our company.
(12)	Represents vested warrants to purchase 95,239 shares of common stock.
(13)	Includes vested warrants to purchase 15,873 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Board of Directors has determined that a majority of its directors presently meet the independence standards under the applicable Nasdaq rules. These directors are Messrs. Fitzgerald, Germain, and Sun.

Item 14.	Principal Accounting Fees and Services

The following table shows the fees paid or accrued for the audit and other services provided by Hein & Associates LLP for 2011 and 2010.

	FY 2011	FY 2010
Audit Fees	$71,533	$94,805
Audit-Related Fees	4,525	—
Tax Fees	—	—
All Other Fees	—	—

Total	$76,058	$94,805

Audit services of Hein & Associates LLP for fiscal 2011 and 2010 consisted of the annual examination of our financial statements and quarterly reviews of the interim financial statements included in our reports on Form 10-Q. Audit-Related Fees consisted of procedures performed for the audit of our 401(k) Plan.

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

b. The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

3.1(22)	Amended and Restated Certificate of Incorporation.

3.2(23)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(24)	Amended and Restated Bylaws.

3.4(25)	Certificate of Designation of Series A.

3.5(20)	Certificate of Designations of Preferences, Right and Limitations of Series B Preferred Stock dated February 2, 2011.

4.1(1)	Form of Common Stock Certificate.

10.1(1)*	Form of Employee Notice of Stock Option Grant related to 2003 Equity Incentive Plan.

10.2(1)*	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan.

10.3(1)*	2003 Equity Incentive Plan.

10.4(1)	Form of Indemnification Agreement by and between the Company and its directors.

10.5(1)	Form of Indemnification Agreement by and between the Company and its officers.

10.6(1)	Form of Employee Notice of Stock Option Grant related to 2003 Equity Incentive Plan.

10.7(1)	Form of Employee Restricted Stock Issuance Agreement related to 2003 Equity Incentive Plan.

10.8(2)	Agreement by and between the Company and New York State Energy Research and Development Authority, dated December 2, 2004.

10.9(2)	Agreement by and between the Company and New York State Energy Research and Development Authority, dated December 2, 2004.

10.10(4)	Employment Agreement by and between the Company and Robert Weiss dated April 3, 2006.

Exhibit Number	Exhibit Title

10.11(5)	Registration Rights Agreement by and among the Company, Millennium Partners, L.P., Phoenix Partners, LP, Phoenix Partners II, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated January 19, 2007. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.

10.12(7)	First Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated May 29, 2007.

10.13(8)	Second Amendment to the Registration Rights Agreement by and among the Company, Millenium Partners L.P., Phoenix Partners, LP, Phaeton International (BVI), Ltd. and PreX Capital Partners, LLC, dated August 3, 2007.

10.14(9)	Amended and Restated 2006 Equity Incentive Plan.

10.15(10)*	Amended and Restated Employment Agreement by and between the Company and Robert E. Weiss, dated December 4, 2008.

10.16(11)*	Form of Employee Stock Option Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.17(11)*	Form of Employee Restricted Stock Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.18(11)*	Form of Employee Restricted Stock Unit Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.19(9)*	Amended and Restated 2006 Equity Incentive Plan.

10.20(10)*	Amended and Restated Employment Agreement by and between the Company and Robert E. Weiss, dated December 4, 2008.

10.21(12)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.22(12)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.23(13)	Registration Rights Agreement by and between the Company and TD Waterhouse RRSP Account 240832S, in trust for Peter Alan Lacey, dated September 21, 2009. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 24, 2009.

10.24(12)	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.25(13)	Registration Rights Agreement by and between the Company and TD Waterhouse RRSP Account 240832S, in trust for Peter Alan Lacey, dated September 21, 2009.

10.26(11)	Form of Employee Stock Option Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.27(11)	Form of Employee Restricted Stock Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

10.28(11)	Form of Employee Restricted Stock Unit Issuance Agreement related to Amended and Restated 2006 Equity Incentive Plan.

Exhibit Number	Exhibit Title

10.29(12)	Form of Restricted Stock Unit Agreement for Employees and Consultants.

10.30(15)	Registration Rights Agreement by and between the Company and Mike Moretti, dated January 6, 2010.

10.31(16)	Schedule of Material Details.

10.32(16)	Form of Purchase Agreement.

10.33(16)	Form of Secured Convertible Promissory Note.

10.34(16)	Form of Registration Rights Agreement.

10.35(16)	Form of Warrant.

10.36(16)	Form of Intercreditor Agreement.

10.37(16)	Form of Amendment of Notes and Warrants.

10.38(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to TD Waterhouse RRSP Account 230832S, in trust for Peter Alan Lacey as beneficiary.

10.39(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to Tejas Securities Group, Inc. 401K Plan and trust FBO John J. Gorman, John J. Gorman TTEE.

10.40(17)	Warrant to Purchase Shares of Common Stock dated October 12, 2010 issued to Michael Moretti.

10.41(18)	Amendment to Note between DayStar Technologies, Inc. and Dynamic Worldwide Solar Energy, LLC. Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2011.

10.42(18)	Amendment to Note between DayStar Technologies, Inc. and the Bridge Lenders.

10.43(19)	Purchase Agreement, dated as of January 24, 2011, between DayStar Technologies, Inc. and Michael Moretti.

10.44(19)	Secured Convertible Promissory Note, dated as of January 24, 2011, in favor of Michael Moretti.

10.45(19)	Warrant, dated as of January 24, 2011, issued to Michael Moretti.

10.46(19)	Registration Rights Agreement, dated as of January 24, 2011, between DayStar Technologies, Inc. and Michael Moretti.

10.47(20)	Securities Purchase Agreement dated February 2, 2011.

10.48(20)	Securities Purchase Agreement, dated as of February 2, 2011, by and between DayStar Technologies, Inc. and Socius CG II, Ltd.

10.49(21)	Separation Agreement dated as of February 26, 2011, by and between DayStar Technologies, Inc. and Magnus Ryde.

10.50(26)	Amendment to Securities Purchase Agreement dated as of March 30, 2011, by and between DayStar Technologies, Inc. and Socius CG II, Ltd.

23.1(26)	Consent of Hein & Associates LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Exhibit Title

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003, as amended.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 18, 2005.
(3)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 7, 2006.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2007.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on February 20, 2007.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 4, 2007.
(8)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2007.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 26, 2008.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 10, 2008.
(11)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 16, 2009.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 2, 2009.
(13)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 24, 2009.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 18, 2010.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 12, 2010.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 28, 2010.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 13, 2010.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 27, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 28, 2011.
(22)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(23)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.
(24)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(25)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on May 8, 2008.
(26)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2012.

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

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on April 30, 2012.

Signature	Capacities	Date

/S/ PETER A. LACEY Peter A. Lacey	Chairman and Interim Chief Executive Officer	April 30, 2012

/S/ JONATHAN W. FITZGERALD Jonathan W. Fitzgerald	Director	April 30, 2012

/S/ DANIEL GERMAIN Daniel Germain	Director	April 30, 2012

/S/ WILLIAM S. STECKEL William S. Steckel	Director	April 30, 2012

/S/ KANG SUN Kang Sun	Director	April 30, 2012