Form 10-Q
period 2012-03-31
DAYSTAR TECHNOLOGIES INC
filed 2012-05-15
CIK 1262200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 11, 2012
Common Stock par value $0.01 per share	1,558,633

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2012

Part I – Financial Information

Item 1. Financial Statements	3

Balance Sheets—As of March 31, 2012 and December 31, 2011 (unaudited)	3

Statements of Operations—For the Three Months Ended March 31, 2012 and 2011 and For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2012 (unaudited)	4

Statements of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2012 (unaudited)	5

Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and For the Period From July 1, 2005 (Inception of the Development Stage) to March 31, 2012 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II – Other Information

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	18

Item 4. Mine Safety Disclosures	18

Item 5. Other Information	18

Item 6. Exhibits	19

Signatures	20

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$110,882	$4,199
Other current assets	219,987	222,770

Total current assets	330,869	226,969

Property and Equipment, at cost	20,691,046	20,691,046
Less accumulated depreciation and amortization	(7,437,449)	(7,138,167)

Net property and equipment	13,253,597	13,552,879
Other Assets:
Other assets	323,697	324,080

Total Assets	$13,908,163	$14,103,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,182,331	$5,162,228
Notes and capital leases payable, current portion, net of discount of $423,881 and $9,338, respectively	4,906,119	4,920,662

Total current liabilities	10,088,450	10,082,890
Long-Term Liabilities:
Conversion feature	—	33,541

Total long-term liabilities	—	33,541
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 1,553,474 and 1,380,393 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	15,535	13,804
Additional paid-in capital	158,256,839	157,501,134
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(144,307,270)	(143,382,050)

Total stockholders’ equity	3,819,713	3,987,497

Total Liabilities and Stockholders’ Equity	$13,908,163	$14,103,928

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to March 31,
	2012	2011	2012
Revenue:
Product revenue	$—	$—	$3,528
Research and development contract revenue	—	—	615,000

Total revenue	—	—	618,528
Costs and Expenses:
Research and development	188,453	606,565	61,969,776
Selling, general and administrative	312,543	1,232,187	37,600,161
Restructuring	—	850,000	13,777,336
Depreciation and amortization	299,665	404,786	15,852,563

Total costs and expenses	800,661	3,093,538	129,199,836
Other Income (Expense):
Other income	—	—	2,263,332
Interest expense	(117,483)	(233,787)	(3,890,522)
Amortization of note discount and financing costs	(40,617)	(705,812)	(17,184,017)
Gain on derivative liabilities	33,541	3,650,168	14,075,981
Loss on extinguishment of debt	—	—	(10,990,736)

Total other (expense) income	(124,559)	2,710,569	(15,725,962)

Net Loss	$(925,220)	$(382,969)	$(144,307,270)

Weighted Average Common Shares Outstanding (Basic And Diluted)	1,411,417	1,118,174

Net Loss Per Share (Basic and Diluted)	$(0.66)	$(0.34)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO MARCH 31, 2012

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, July 1, 2005	80,686	$807	3,222	$32	$22,493,465	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 -12/05 at $378.00 - $518.00 per share	18,901	189	—	—	7,220,013	—	—	—	7,220,202
Conversion of Class B common stock	921	9	(3,222)	(32)	23	—	—	—	—
Share-based compensation	615	6	—	—	412,294	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)

BALANCES, December 31, 2005	101,123	$1,011	—	$—	$30,125,795	$(403,710)	$(10,145,391)	$(3,904,151)	$15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $129.78 - $472.50 per share	2,108	21	—	—	671,852	—	—	—	671,873
Share-based compensation	2,811	28	—	—	1,322,692	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 - 12/06	18,143	181	—	—	7,377,978	—	—	—	7,378,159
Warrants issued for placement of convertible note at $338.94 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)

BALANCES, December 31, 2006	124,185	$1,241	—	$—	$40,458,868	$—	$(10,145,391)	$(24,345,352)	$5,969,366
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $126.00 - $217.35 per share	8,225	82	—	—	3,174,235	—	—	—	3,174,317
Share-based compensation	3,118	31	—	—	4,090,013	—	—	—	4,090,044
Issuance of shares pursuant to offering, 2/07 at $126.00 per share	39,682	397	—	—	4,999,603	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $267.75 per share, net of offering costs	273,810	2,738	—	—	67,892,180	—	—	—	67,894,918
Shares issued in payment of principal and interest on convertible note, 1/07 at $93.87 per share and 2/07 at $126.00 per share	61,514	615	—	—	7,326,310	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $126.00 per share	7,263	73	—	—	2,397,598	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Equity Based Compensation	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2007	517,797	$5,177	—	$—	$135,708,085	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Exercise of stock options, 6/08 at $197.82 per share	25	—	—	—	5,024	—	—	—	5,024
Share-based compensation	12,952	130	—	—	4,794,998	—	—	—	4,795,128
Net loss	—	—	—	—	—	—	—	(26,330,271)	(26,330,271)

BALANCES , December 31, 2008	530,774	$5,307	—	$—	$140,508,107	$—	$(10,145,391)	$(86,818,484)	$43,549,539
Share-based compensation	7,409	74	—	—	4,133,457	—	—	—	4,133,531
Warrants issued in connection with convertible note at $31.50 per share	—	—	—	—	497,578	—	—	—	497,578
Net loss	—	—	—	—	—	—	—	(25,040,028)	(25,040,028)

BALANCES, December 31, 2009	538,183	$5,381	—	$—	$145,139,142	$—	$(10,145,391)	$(111,858,512)	$23,140,620

Exercise of warrants, 7/10 & 10/10 at $6.30 per share	9,524	95	—	—	60,334	—	—	—	60,429
Share-based compensation	99,077	991	—	—	4,668,085	—	—	—	4,669,076
Warrants issued in connection with convertible note at $18.90 - $31.50 per share	—	—	—	—	704,481	—	—	—	704,481
Shares issued in settlement of liabilities at $10.78 - $12.95 per share	275,319	2,753	—	—	2,755,909	—	—	—	2,758,662
Reverse split adjustment	4,255	43	—	—	257	—	—	—	300
Net loss	—	—	—	—	—	—	—	(28,081,673)	(28,081,673)

BALANCES, December 31, 2010	926,358	$9,263	—	$—	$153,328,208	$—	$(10,145,391)	$(139,940,185)	$3,251,895

Cashless exercise of warrants, 11/11 at $1.61 per share	16,531	165	—	—	(165)	—	—	—	—
Share-based compensation	44,585	446	—	—	1,224,841	—	—	—	1,225,287
Warrants issued in connection with notes at $3.64 - $10.85 per share	—	—	—	—	293,826	—	—	—	293,826
Shares issued in settlement of liabilities at $6.30 - $14.13 per share	110,857	1,109	—	—	1,115,331	—	—	—	1,116,440
Conversion of notes payable and accrued interest at $6.30 per share	198,063	1,981	—	—	1,245,813	—	—	—	1,247,794
Financing Costs	83,999	840	—	—	293,280	—	—	—	294,120
Net loss	—	—	—	—	—	—	—	(3,441,865)	(3,441,865)

BALANCES, December 31, 2011	1,380,393	$13,804	—	$—	$157,501,134	$—	$(10,145,391)	$(143,382,050)	$3,987,497

Share-based compensation	28,572	286	—	—	69,332	—	—	—	69,618
Beneficial conversion feature on convertible notes issued 1/12 and 3/12	—	—	—	—	455,011	—	—	—	455,011
Warrants issued in connection with notes 1/12 at $2.80 - $3.50 per share	—	—	—	—	149	—	—	—	149
Conversion of notes payable and accrued interest 2/12 and 3/12 at $1.61 per share	144,509	1,445	—	—	231,213	—	—	—	232,658
Net loss	—	—	—	—	—	—	—	(925,220)	(925,220)

BALANCES, March 31, 2012	1,553,474	$15,535	—	$—	$158,256,839	$—	$(10,145,391)	$(144,307,270)	$3,819,713

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,		For the Period from July 1, 2005 (Inception of the Development Stage) to March 31,
	2012	2011	2012
Cash Flows from Operating Activities:
Net loss	$(925,220)	$(382,969)	$(144,307,270)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	299,665	404,786	15,852,563
Share-based compensation	69,618	932,753	20,562,819
Non-cash interest	117,483	233,787	3,130,123
Amortization of note discount and non-cash financing costs	40,617	705,812	16,607,318
Gain on derivative liabilities	(33,541)	(3,650,168)	(14,075,981)
Non-cash restructuring	—	850,000	11,775,538
Loss on sale of fixed assets	—	—	389,784
Loss on extinguishment of debt	—	—	10,990,736
Changes in operating assets and liabilities:
Other assets	2,783	89,312	(288,509)
Accounts payable and accrued expenses	(64,722)	542,808	8,093,822
Deferred rent	—	—	1,595,239
Deferred revenue	—	—	217,618

Net cash used in operating activities	(493,317)	(273,879)	(69,456,200)
Cash Flows from Investing Activities:
Purchase of investments	—	—	(71,957,732)
Proceeds from sale of investments	—	—	72,662,973
Purchase of equipment and improvements	—	—	(42,570,127)
Proceeds from sale of assets	—	—	2,035,280

Net cash used in investing activities	—	—	(39,829,606)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	—	78,312,500
Proceeds from issuance of notes	600,000	200,000	30,730,000
Payments on notes and capital leases	—	—	(11,545,310)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	—	—	8,870,549

Net cash provided by (used in) financing activities	600,000	200,000	100,025,360

Increase (decrease) in cash and cash equivalents	106,683	(73,879)	(9,260,446)
Cash and cash equivalents, beginning of period	4,199	97,058	9,371,328

Cash and cash equivalents, end of period	$110,882	$23,179	$110,882

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—

Non-Cash Transactions:
Principal and interest payments on convertible notes, in common stock	$232,658	$1,247,794

Beneficial conversion feature on convertible note	$455,011	$41,794

Shares issued for settlement of liabilities	$—	$850,000

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations

DayStar Technologies, Inc. (“DayStar” or the “Company”) is a development stage enterprise that was formed in 1997 for the purpose of developing, manufacturing and marketing innovative products to the solar photovoltaic (“PV”) industry. From its inception, the Company has focused primarily on thin film copper indium gallium di-selenide (“CIGS”) solar products. The Company has developed a proprietary one-step sputter deposition process and manufactured a commercial scale deposition tool to apply high efficiency CIGS material over large area glass substrates in a continuous fashion. This tool in one step completes the critical process of applying the CIGS material to the substrate and when integrated with commercially available thin film manufacturing equipment for the remaining steps, the Company believes it can provide a critically differentiated manufacturing process to produce low-cost monolithically integrated, CIGS-on-glass modules that address the grid-tied, ground-based PV market.

Given the changes in the economy and in the industry in recent years, the Company has significantly scaled back its development and manufacturing efforts and embarked on a strategy in which it is seeking strategic partnerships to advance its technology and enter new markets within the global renewal energy industry.

In March 2012, Sunlogics Power Fund Management, Inc., a subsidiary of Salamon Group, Inc., made an initial loan to DayStar. Sunlogics Power Fund Management (“Sunlogics”) is a fund that provides investments to companies in the solar industry and is a project-acquiring partner of Sunlogics PLC and its subsidiary, as well as other third party project developers, specializing in the design, development and operation of solar energy solutions, including rooftop and ground mount solar power systems. Simultaneous with the initial loan, Sunlogics entered into a consulting arrangement with DayStar to assist the management of the Company with business development and also with exploring and evaluating strategic opportunities. DayStar and Sunlogics plan to pursue opportunities that will be mutually beneficial in achieving the goals of both companies.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited financial statements. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed balance sheet as of December 31, 2011 has been derived from audited financial statements. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at March 31, 2012 and the results of its operations and its cash flows for the three months ended March 31, 2012 and 2011 and for the period from July 1, 2005 (Inception of the Development Stage) to March 31, 2012.

Reverse Stock Split— On March 27, 2012, the Company’s shareholders approved a 1-for-7 reverse stock split of its issued and outstanding common shares with the total authorized shares of common stock remaining unchanged at 120,000,000. Trading of the Company’s common stock on the NASDAQ Capital Market on a split-adjusted basis began at the open of trading on April 9, 2012. The reverse stock split affected all shares of the Company’s common stock, as well as options to purchase the Company’s common stock and other equity incentive awards, as well as convertible debt instruments and warrants that were outstanding immediately prior to the effective date of the reverse stock split. All references to common shares and per-share data for prior periods have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

2. Liquidity and Future Operations

The Company’s financial statements for the year ended December 31, 2011 and the three months ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $0.9 million for the three months ended March 31, 2012. The Company anticipates it will continue to incur losses as it seeks strategic partnerships and investments. As noted herein, as a result of the Company’s current liquidity, there is substantial doubt as to its ability to continue as a going concern.

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

The Company is pursuing long-term strategic partnerships and investments to advance its technology and enter new markets within the global renewal energy industry. Those potential partnerships, if consummated, could include joint ventures, licensing agreements, contract manufacturing agreements, a merger with or an acquisition of DayStar. Although the Company continues to seek strategic investors or partners, in light of its current cash position, the Company may in the near term be forced to cease operations. The Company has implemented cost savings measures to limit its cash outflows while pursuing strategic investments and partnerships.

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

Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company reported a liability of $520,000 at March 31, 2012 and December 31, 2011, respectively.

Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. The Company recognized no revenue for the three months ended March 31, 2012 and 2011, respectively.

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

Share-based compensation expense for the three months ended March 31, 2012 and 2011 was as follows:

	For the Three Months Ended March 31,
	2012	2011
Share-based compensation:
Selling, general and administrative	$55,729	$637,421
Research and development	13,889	295,332

Total share-based compensation	$69,618	$932,753

During the three months ended March 31, 2012, the Company granted 57,144 restricted stock awards. There were no restricted stock units or options to purchase common stock granted, and no restricted stock awards, restricted stock units or options to purchase common stock were forfeited during the three months ended March 31, 2012.

Subsequent to March 31, 2012 and through the date of this filing, there were no restricted stock awards, restricted stock units or options to purchase common stock granted or forfeited.

Reclassifications —Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation. Such reclassifications had no impact on net loss.

Impact of Recently Issued Accounting Pronouncements—

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The adoption of ASU 2011-04 in the first quarter of 2012 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. The Company did not have any other comprehensive income during the three months ended March 31, 2012 and the adoption of ASU 2011-05 in the first quarter of 2012 did not have an impact on the Company’s financial position, results of operations, or cash flows.

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

4. Notes Payable and Warrants

Between September 2009 and December 2011, the Company entered into a series of agreements with various lenders (the “Lenders”) to provide bridge financing to the Company in exchange for notes and warrants. With the exception of the traditional loans indicated in the table below, these notes (the “Notes”) are convertible into shares of the Company’s common stock, and each contain terms of six months, are secured by all assets of the Company, and accrue interest at rates of between 8 – 10% per annum. The Lenders may, at their option at any time prior to payment in full of the Notes, elect to convert all or any part of the entire outstanding principal amount of the Notes plus the accrued interest on the then outstanding balance into shares of the Company’s common stock at the conversion price specified in each of the Notes (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of common stock subsequent to the date of such sale or issuance). If between the date of the Notes and such conversion, the Company issues or sells any shares of capital stock, other than certain excluded securities (a “Future Issuance”), at a per share price below the original conversion price specified in the Notes, then the conversion price of the Notes will be reduced to the price of such Future Issuance.

On January 25, 2012, the Company and Michael Moretti entered into a securities purchase agreement. Pursuant to the securities purchase agreement, Mr. Moretti agreed to loan the Company $225,000 (including $125,000 advanced prior to December 31, 2011) and the Company issued Mr. Moretti (a) a secured convertible promissory note and (b) a warrant to purchase 192,858 shares of the Company’s common stock (subject to adjustment for certain corporate transactions). The note carries an interest rate of 10% per annum and is convertible into shares of the Company’s common stock based on a $1.75 conversion price (subject to adjustment for certain corporate transactions), contains a term of two years and is secured by all the assets of the Company. The warrant is immediately exercisable, expires on January 24, 2014, and has an exercise price of $2.80 per share if exercised prior to July 25, 2012, $3.15 if exercised during the period July 25, 2012 through January 24, 2013, and $3.50 if exercised after January 24, 2013 and through the expiration of the warrant. Additionally, the securities purchase agreement contains a provision that if and only if, the Company consummates a fundamental transaction that results in a change in control, the Company will use its commercially reasonable best efforts to cause the Company or other parties to the fundamental transaction to issue securities (be it common stock, other securities of the Company, or securities of another party to the fundamental transaction) equal to the original principal amount of the note divided by $1.75.

On March 14, 2012, the Company and Sunlogics entered into a securities purchase agreement. Pursuant to the purchase agreement, Sunlogics agreed to loan the Company $500,000. On March 14, 2012, and March 16, 2012, the Company issued Sunlogics two senior convertible promissory notes, representing the Company’s Senior Debt, in the principal amounts of $400,000 and $100,000, respectively. The notes carry an interest rate of 6% per annum, a term of one year, and each note is convertible into shares of the Company’s common stock at a conversion price equal to the consolidated closing bid price of the Company’s common stock on the last business day prior to the issuance of the note (subject to adjustment for certain corporate transactions).

As of March 31, 2012, the aggregate principal balance of all outstanding Notes was $5,330,000 and the Notes were convertible into 3,133,749 shares of common stock.

The conversion features on the notes issued prior to 2012 were determined to be embedded derivative liabilities and therefore were bifurcated from the notes and recorded as a discount to the notes at their fair value at issuance and are required to be adjusted to fair value at the end of each reporting period. The change in fair value of the conversion features, calculated using the Black Scholes model, is recorded as a gain or loss on derivative liabilities. The conversion feature fair values at March 31, 2012 and December 31, 2011 were $0 and $33,541, respectively. The change in fair value of the conversion features during the three months ended March 31, 2012 and 2011 resulted in a gain on derivative liabilities of $33,541 and $3,650,168, respectively.

The conversion features on the notes issued in 2012 were determined to be beneficial conversion features and were recorded as additional paid-in capital and as a discount to the notes at their fair value at issuance of $455,011, calculated using the Black Scholes model.

The proceeds remaining, if any, after allocation to the conversion features are allocated on a relative fair value basis between the Notes and the warrants and the amounts allocated to the warrants, calculated using the Black Scholes model, are recorded as additional note discount. The discount attributable to the issuance date aggregate fair value of the conversion features and warrants, is being amortized using the effective interest method over the terms of the Notes. During the three months ended March 31, 2012 and 2011, $40,617 and $705,812, respectively, of this discount was amortized to expense.

The warrants issued in connection with these Notes are exercisable upon issuance (with the exception of the warrants issued to Dynamic Worldwide Solar Energy, LLC) and entitle the Lenders to purchase up to 1,136,530 shares of common stock at exercise prices ranging from $2.80 – $11.90 per share, as adjusted for standard anti-dilution provisions and are exercisable for a period of 2 – 7 years from their respective issuance dates.

The following table summarizes the pertinent details of the outstanding notes and warrants as of March 31, 2012.

Lender	Principal Amount		Discount	Note Payable (net of discount)	Note Conversion Shares Issuable	Conversion Price	Warrants	Warrant Exercise Price
Peter Lacey(1)	$3,075,000	*	$—	$3,075,000	1,909,938	$1.61	103,440	$8.75
Peter Lacey(1)							384,657	$11.90
Peter Lacey(1)	125,000	*	—	125,000	N/A	N/A	35,715	$7.00
Peter Lacey(1)	150,000	*	—	150,000	93,168	$1.61	41,209	$3.64
Michael Moretti	750,000	*	—	750,000	465,839	$1.61	119,048	$8.75
Michael Moretti	150,000	*	—	150,000	93,168	$1.61	27,650	$10.85
Michael Moretti	125,000	*	—	125,000	N/A	N/A	35,715	$7.00
Michael Moretti	150,000	*	—	150,000	93,168	$1.61	41,209	$3.64
Michael Moretti	225,000		204,310	20,690	128,571	$1.75	192,858	$2.80 – 3.50
John Gorman	—		—	—	—	—	95,239	$8.75
Richard Schottenfeld	—		—	—	—	—	15,873	$8.75
William Steckel(2)	30,000	*	—	30,000	18,634	$1.61	1,588	$8.75
Robert Weiss(3)	50,000	*	—	50,000	31,056	$1.61	7,937	$8.75
Dynamic Worldwide Solar Energy, LLC.	—		—	—	—	—	34,392	$8.75
Sunlogics	400,000		170,565	229,435	238,095	$1.68	—	—
Sunlogics	100,000		49,006	50,994	62,112	$1.61	—	—
	$5,330,000		$423,881	$4,906,119	3,133,749		1,136,530

*	As of the date of filing of this report, these notes have matured and the Company is in the process of extending the maturity date with the Lenders.

In February 2012, John Gorman converted his entire outstanding principal balance of $100,000 as well as the accrued interest thereon into shares of the Company’s common stock. In March 2012, Richard Schottenfeld converted his entire outstanding principal balance of $100,000 as well as the accrued interest thereon into shares of the Company’s common stock.

The following table summarizes the pertinent details of the outstanding notes and warrants as of December 31, 2011.

Lender	Principal Amount	Discount	Note Payable (net of discount)	Note Conversion Shares Issuable	Conversion Price	Warrants	Warrant Exercise Price
Peter Lacey(1)	$3,075,000	$—	$3,075,000	1,909,938	$1.61	103,440	$8.75
Peter Lacey(1)						384,657	$11.90
Peter Lacey(1)	125,000	—	125,000	N/A	N/A	35,715	$7.00
Peter Lacey(1)	150,000	4,669	145,331	93,168	$1.61	41,209	$3.64
Michael Moretti	750,000	—	750,000	465,839	$1.61	119,048	$8.75
Michael Moretti	150,000	—	150,000	93,168	$1.61	27,650	$10.85
Michael Moretti	125,000	—	125,000	N/A	N/A	35,715	$7.00
Michael Moretti	150,000	4,669	145,331	93,168	$1.61	41,209	$3.64
Michael Moretti	125,000	—	125,000	N/A	N/A	N/A	N/A
John Gorman	100,000	—	100,000	62,112	$1.61	95,239	$8.75
Richard Schottenfeld	100,000	—	100,000	62,112	$1.61	15,873	$8.75
William Steckel(2)	30,000	—	30,000	18,634	$1.61	1,588	$8.75
Robert Weiss(3)	50,000	—	50,000	31,056	$1.61	7,937	$8.75
Dynamic Worldwide Solar Energy, LLC.	—	—	—	—	—	34,392	$8.75
	$4,930,000	$9,338	$4,920,662	2,829,195		943,672

(1)	Mr. Lacey is Chairman of the Board of Directors for the Company and currently serving as the Company’s Interim President and Chief Executive Officer.

(2)	Mr. Steckel is a Director of the Company and the former Chief Executive Officer and Chief Financial Officer.
(3)	Mr. Weiss is the Company’s Chief Technology Officer.

5. Derivative Liabilities

As described in Note 4 Notes Payable and Warrants, the Company is accounting for the conversion features in certain of its convertible notes as embedded derivative liabilities. The Company currently does not use hedging contracts to manage the risk of its overall exposure to interest rate and foreign currency changes. The conversion features are not considered hedging instruments.

The conversion feature liability on the balance sheet at March 31, 2012 and 2011, and the change in the liability for the three months ended March 31, 2012 and 2011 is summarized as follows:

Conversion Feature Liability
Balance, December 31, 2010	$3,854,272
New debt issuances	41,794
Change in fair value	(3,650,168)

Balance, March 31, 2011	$245,898

Balance, December 31, 2011	$33,541
Change in fair value	(33,541)

Balance, March 31, 2012	$—

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. There were no financial assets subject to the provisions of ASC 820 as of March 31, 2012 and December 31, 2011.

	Level 1	Level 2	Level 3	Total
Financial liabilities at March 31, 2012:
Conversion feature	$—	$—	$—	$—

	$—	$—	$—	$—

Financial liabilities at December 31, 2011:
Conversion feature	$—	$—	$33,541	$33,541

	$—	$—	$33,541	$33,541

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in our Annual Report on Form 10-K filed on March 30, 2012 as well as Part II, Item 1A below.

Overview

We are a development stage enterprise that was formed in 1997 for the purpose of developing, manufacturing and marketing innovative products to the solar photovoltaic (“PV”) industry. From our inception, we have focused primarily on thin film copper indium gallium di-selenide (“CIGS”) solar products. We have developed a proprietary one-step sputter deposition process and manufactured a commercial scale deposition tool to apply high efficiency CIGS material over large area glass substrates in a continuous fashion. This tool in one step completes the critical process of applying the CIGS material to the substrate and when integrated with commercially available thin film manufacturing equipment for the remaining steps, we believe it can provide a critically differentiated manufacturing process to produce low-cost monolithically integrated, CIGS-on-glass modules that address the grid-tied, ground-based PV market.

Given the changes in the economy and in the industry in recent years, we have significantly scaled back our development and manufacturing efforts and embarked on a strategy in which we are seeking strategic partnerships to advance our technology and enter new markets within the global renewal energy industry.

In March 2012, Sunlogics Power Fund Management, Inc., a subsidiary of Salamon Group, Inc., made an initial loan to DayStar. Sunlogics Power Fund Management (“Sunlogics”) is a fund that provides investments to companies in the solar industry and is a project-acquiring partner of Sunlogics PLC and its subsidiary, as well as other third party project developers, specializing in the design, development and operation of solar energy solutions, including rooftop and ground mount solar power systems. Simultaneous with the initial loan, Sunlogics entered into a consulting arrangement with us to assist our management team with business development and also with exploring and evaluating strategic opportunities. We plan to pursue opportunities with Sunlogics that will be mutually beneficial in achieving the goals of both companies.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Certain reclassifications have been made to the 2011 financial information to conform to the 2012 presentation. Such reclassifications had no impact on net loss.

Research and development expenses. Research and development expenses were $188,453 for the three months ended March 31, 2012 compared to $606,565 for the three months ended March 31, 2011, a decrease of $418,112 or 69%. The decrease was primarily related to a reduction in share based compensation of $281,443 as well as a decrease in certain personnel and facilities related costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $312,543 for the three months ended March 31, 2012 compared to $1,232,187 for the three months ended March 31, 2011, a decrease of $919,644 or 75%. The decrease was primarily related to a reduction in share based compensation of $581,692 as well as a decrease in certain personnel costs and professional fees.

Restructuring. There were no restructuring expenses for the three months ended March 31, 2012. Restructuring expenses were $850,000 for the three months ended March 31, 2011. The restructuring expenses in 2011 resulted from impairment charges on certain equipment, as we cancelled orders for such equipment and settled the outstanding obligations with the vendors. The settlement amounts of $850,000 which were paid in shares of our common stock were recorded as restructuring expense during the three months ended March 31, 2011.

Depreciation and amortization expense. Depreciation and amortization expense was $299,665 for the three months ended March 31, 2012 compared to $404,786 for the three months ended March 31, 2011, a decrease of $105,121 or 26%. The decrease in depreciation reflects the reduction in certain depreciable equipment.

Interest expense. Interest expense was $117,483 for the three months ended March 31, 2012 compared to $233,787 for the three months ended March 31, 2011, a decrease of $116,304 or 50%. Interest expense relates primarily to the outstanding notes issued in connection with our bridge financing. During the first quarter of 2011, we recorded interest on certain outstanding payables which resulted in a larger expense in the first quarter of 2011 as compared to the same period in 2012.

Amortization of note discount and financing costs. Amortization of note discount and financing costs was $40,617 for the three months ended March 31, 2012 compared to $705,812 for the three months ended March 31, 2011, a decrease of $665,195 or 94%. The convertible notes issued in connection with our debt financing contain conversion features as well as warrants which result in discounts to the principal amount of the notes payable reflected on our balance sheet, based on the fair value of the warrants and conversion features. The discounts on the convertible notes are amortized using the effective interest method over the terms of the notes. In the third quarter of 2010, we restructured all of our existing convertible notes which resulted in the recording of new notes and corresponding discounts. The expense for the three months ended March 31, 2011 includes amortization of the discount on the original notes as well as a portion of the discount on the restructured notes. The expense for the three months ended March 31, 2012 primarily reflects amortization of the discount on the notes issued in 2012. The majority of the notes issued in 2012 were issued toward the end of the quarter and all 2012 notes contained terms longer than the notes issued in prior years. These factors resulted in a lower discount amortization in the first quarter of 2012 as compared with the same period in 2011.

Gain on derivative liabilities. Gain on derivative liabilities was $33,541 for the three months ended March 31, 2012 compared to $3,650,168 for the three months ended March 31, 2011, a decrease of $3,616,627 or 99%. The conversion features on certain convertible notes issued in conjunction with our debt financing are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the three months ended March 31, 2011, our common stock price significantly decreased resulting in a significant gain on derivative liabilities for the quarter. The gain on derivative liabilities for the three months ended March 31, 2012 reflects the change in fair value of the outstanding conversion feature liability on the notes issued prior to 2012.

Liquidity and Capital Resources

At March 31, 2012, our cash and cash equivalents totaled $111,000 compared to $4,000 at December 31, 2011.

We are in the development stage, and as such, have historically reported net losses, including a net loss of $0.9 million for the three months ended March 31, 2012. We anticipate incurring losses in the future, as we seek long-term strategic partnerships and investments to advance our technology and enter new markets within the global renewal energy industry.

Our financial statements for the year ended December 31, 2011 and the three months ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As noted herein, as a result of our current liquidity, there is substantial doubt as to our ability to continue as a going concern.

We have historically financed our operations primarily from proceeds of the sale of equity securities and the issuance of convertible notes. We presently do not have any bank lines of credit that provide us with an additional source of debt financing.

Beginning in September 2009, we have funded our operations through a series of debt financing transactions in which we have issued convertible and traditional notes with an aggregate principal amount of $6.7 million and also issued warrants exercisable for shares of our common stock. Currently, $5.3 million of these notes remains outstanding.

Also, in order to help address our capital requirements, in February 2011, we entered into a Securities Purchase Agreement with Socius CG II, Ltd. (the “Investor” or “Socius”). Pursuant to the terms of the Purchase Agreement, we have the right over a term of two years, subject to certain conditions, to demand through separate tranche notices that the Investor purchase up to a total of $5.0 million of Series B preferred stock. However, we will require additional capital beyond these funding sources in order to implement our business plans.

We have implemented cost savings measures to limit our cash outflows and although we continue to seek strategic investors or partners, in light of our current cash position, we may in the near term be forced to cease operations. An inability to raise additional funding in the very near term may cause us to file a voluntary petition for reorganization under the United States Bankruptcy Code, liquidate assets, and/or pursue other such actions that could adversely affect future operations. A wide variety of factors relating to the Company including those described in the section entitled “Risk Factors” in Part I Item 1A of our Annual Report on Form 10-K, as well as external conditions, could adversely affect our ability to secure additional funding necessary to continue operations and the terms of any funding that we secure.

Commitments. At March 31, 2012, we had no outstanding purchase orders for equipment and improvements. Other commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements in our Annual Report on Form 10-K.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer,

of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A (“Risk Factors”) of our annual report on Form 10-K for our fiscal year ended December 31, 2011 (“Annual Report”) sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. The risks and uncertainties described in our Annual Report do not constitute all the risk factors that pertain to our business but we do believe that they reflect the more important ones. Accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There has been no material changes in the Risk Factors contained in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 25, 2012, we entered into a securities purchase agreement with Michael Moretti. Pursuant to the securities purchase agreement, Mr. Moretti agreed to loan us $225,000 to fund operating capital and general corporate purposes. On January 25, 2012, we issued Mr. Moretti (a) a secured convertible promissory note and (b) a warrant to purchase 192,858 shares of our common stock (subject to adjustment for certain corporate transactions). The note carries an interest rate of 10% per annum and is convertible into shares of our common stock based on a $1.75 conversion price (subject to adjustment for certain corporate transactions). The note, to the extent that any part of the outstanding principal amount is not converted into shares of common stock, matures on the second anniversary of the date of the note, is secured by all of our assets, and includes customary provisions concerning events of default. The warrant is immediately exercisable, expires on January 24, 2014, and has an exercise price of $2.80 per share if exercised prior to July 25, 2012, $3.15 if exercised during the period July 25, 2012 through January 24, 2013, and $3.50 if exercised after January 24, 2013 and through the expiration of the warrant. Additionally, the securities purchase agreement contains a provision that if and only if, we consummate a fundamental transaction that results in a change in control, we will use our commercially reasonable best efforts to issue or to cause the other parties to the fundamental transaction to issue securities (be it Common Stock, other securities of DayStar, or securities of another party to the fundamental transaction) equal to the original principal amount of the note divided by $1.75.

On March 14, 2012, we entered into a securities purchase agreement with Sunlogics Power Fund Management Inc. Pursuant to the purchase agreement, Sunlogics Power Fund Management agreed to loan us $500,000 for payment of outstanding liabilities and other working capital purposes. On March 14, 2012, and March 16, 2012, we issued Sunlogics Power Fund Management two senior convertible promissory notes, representing our Senior Debt, in the principal amounts of $400,000 and $100,000, respectively. The notes carry an interest rate of 6% per annum and each note is convertible into shares of our common stock at a conversion price equal to the consolidated closing bid price of our common stock on the last business day prior to the issuance of the note (subject to adjustment for certain corporate transactions). Each of the notes, to the extent that any part of the outstanding principal amount is not converted into shares of common stock, matures on the first anniversary of the date of the issuance of the note, and includes customary provisions concerning events of default.

The agreements for each of the transactions described above provide that in no event will we issue any common stock or securities convertible into common stock in connection with the conversion of the notes or exercise of the warrant without first obtaining stockholder approval if such issuance would result in us breaching our obligations under the applicable listing rules of The Nasdaq Stock Market.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

(a) None.

(b) None.

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Text of Amendment of Amended and Restated Bylaws

3.5(5)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series B Preferred Stock.

4.1(6)	Form of Common Stock Certificate.

4.2(6)	Form of Class A Public Warrant.

4.3(6)	Form of Class B Public Warrant.

4.4(6)	Form of Unit Certificate.

4.5(6)	Form of Warrant Agent Agreement.

4.6(6)	Form of Representative’s Warrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Submitted herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Reports on Form 10-Q filed with the SEC on November 14, 2008 and April 9, 2012.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2010.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: May 15, 2012	By:	/S/ PETER A. LACEY
Peter A. Lacey
Interim Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ CHRISTOPHER T. LAIL
Christopher T. Lail
Chief Financial Officer (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Text of Amendment of Amended and Restated Bylaws

3.5(5)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series B Preferred Stock.

4.1(6)	Form of Common Stock Certificate.

4.2(6)	Form of Class A Public Warrant.

4.3(6)	Form of Class B Public Warrant.

4.4(6)	Form of Unit Certificate.

4.5(6)	Form of Warrant Agent Agreement.

4.6(6)	Form of Representative’s Warrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Submitted herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Reports on Form 10-Q filed with the SEC on November 14, 2008 and April 9, 2012.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2010.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.