Form 10-Q
period 2012-06-30
DAYSTAR TECHNOLOGIES INC
filed 2012-08-20
CIK 1262200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File No. 001-34052

DayStar Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1390053
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

33556 Alvarado Niles Road
Union City, California	94587
(Address of principal executive offices)	(Zip Code)

(408) 582-7100
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yesx No¨

     Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yesx No¨

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes¨ Nox

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding- August 17, 2012
Common Stock par value $0.01 per share	2,200,732

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
Quarterly Period Ended June 30, 2012

Table of Contents

Part I – Financial Information
Item 1. Financial Statements	3
Balance Sheets—As of June 30, 2012 (unaudited) and December 31, 2011	3
Statements of Operations—For the Three Months and Six Months Ended June 30, 2012 and 2011 and For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2012 (unaudited)	4
Statements of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2012 (unaudited)	5
Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and For the Period From July 1, 2005 (Inception of the Development Stage) to June 30, 2012 (unaudited)	7
Notes to Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II – Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Signatures	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DAYSTAR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$42,063	$4,199
Other current assets	298,231	222,770
Total current assets	340,294	226,969
Property and Equipment, at cost	20,691,046	20,691,046
Less accumulated depreciation and amortization	(7,702,370)	(7,138,167)
Net property and equipment	12,988,676	13,552,879

Investment in nonconsolidated affiliate	294,285	—
Other assets	323,315	324,080
Total Assets	$13,946,570	$14,103,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$5,965,831	$5,162,228
Notes and capital leases payable, current portion, net of discount of $176,352 and $9,338, respectively	4,623,648	4,920,662
Total current liabilities	10,589,479	10,082,890
Long-Term Liabilities:
Conversion feature	—	33,541
Total long-term liabilities	—	33,541
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 2,200,732 and 1,380,393 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	22,007	13,804
Additional paid-in capital	159,158,824	157,501,134
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(145,678,349)	(143,382,050)
Total stockholders’ equity	3,357,091	3,987,497
Total Liabilities and Stockholders’ Equity	$13,946,570	$14,103,928

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					from July 1, 2005
					(Inception of the
	For the Three Months Ended		For the Six Months Ended		Development Stage)
	June 30,		June 30,		to June 30,
	2012	2011	2012	2011	2012
Revenue:
Product revenue	$—	$—	$—	$—	$3,528
Research and development contract revenue	—	—	—	—	615,000
Total revenue	—	—	—	—	618,528
Costs and Expenses:
Research and development	181,759	233,206	370,212	839,771	62,151,535
Selling, general and administrative	558,606	459,357	871,149	1,691,544	38,158,767
Restructuring	—	—	—	850,000	13,777,336
Depreciation and amortization	265,303	398,018	564,968	802,804	16,117,866
Total costs and expenses	1,005,668	1,090,581	1,806,329	4,184,119	130,205,504
Other Income (Expense):
Other income (expense)	—	—	—	—	2,263,332
Interest expense	(117,882)	(111,782)	(235,365)	(345,569)	(4,008,404)
Amortization of note discount and financing costs	(247,529)	(106,250)	(288,146)	(812,062)	(17,431,546)
(Loss) gain on derivative liabilities	—	245,898	33,541	3,896,066	14,075,981
Loss on extinguishment of debt	—	—	—	—	(10,990,736)
Total other income (expense)	(365,411)	27,866	(489,970)	2,738,435	(16,091,373)
Net Loss	$(1,371,079)	$(1,062,715)	$(2,296,299)	$(1,445,684)	$(145,678,349)

Weighted Average Common Shares Outstanding (Basic And Diluted)	1,714,389	1,272,093	1,714,389	1,195,558
Net Loss Per Share (Basic and Diluted)	$(0.80)	$(0.84)	$(1.34)	$(1.21)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO JUNE 30, 2012
(Unaudited)

			Class B					Deficit
	Common Stock		Common Stock					Accumulated
					Additional	Deferred		During the
					Paid-In	Equity Based	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Stage	Total
BALANCES, July 1, 2005	80,686	$807	3,222	$32	$22,493,465	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 -12/05 at $378.00 - $518.00 per share	18,901	189	—	—	7,220,013	—	—	—	7,220,202
Conversion of Class B common stock	921	9	(3,222)	(32)	23	—	—	—	—
Share-based compensation	615	6	—	—	412,294	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)
BALANCES, December 31, 2005	101,123	$1,011	—	$—	$30,125,795	$(403,710)	$(10,145,391)	$(3,904,151)	$15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $129.78 - $472.50 per share	2,108	21	—	—	671,852	—	—	—	671,873
Share-based compensation	2,811	28	—	—	1,322,692	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 - 12/06	18,143	181	—	—	7,377,978	—	—	—	7,378,159
Warrants issued for placement of convertible note at $338.94 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)
BALANCES, December 31, 2006	124,185	$1,241	—	$—	$40,458,868	$—	$(10,145,391)	$(24,345,352)	$5,969,366
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $126.00 - $217.35 per share	8,225	82	—	—	3,174,235	—	—	—	3,174,317
Share-based compensation	3,118	31	—	—	4,090,013	—	—	—	4,090,044
Issuance of shares pursuant to offering, 2/07 at $126.00 per share	39,682	397	—	—	4,999,603	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $267.75 per share, net of offering costs	273,810	2,738	—	—	67,892,180	—	—	—	67,894,918
Shares issued in payment of principal and interest on convertible note, 1/07 at $93.87 per share and 2/07 at $126.00 per share	61,514	615	—	—	7,326,310	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $126.00 per share	7,263	73	—	—	2,397,598	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

			Class B					Deficit
	Common Stock		Common Stock					Accumulated
					Additional	Deferred		During the
					Paid-In	Equity Based	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Stage	Total
BALANCES, December 31, 2007 .	517,797	$5,177	—	$—	$135,708,085	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Exercise of stock options, 6/08 at $197.82 per share	25	—	—	—	5,024	—	—	—	5,024
Share-based compensation	12,952	130	—	—	4,794,998	—	—	—	4,795,128
Net loss	—	—	—	—	—	—	—	(26,330,271)	(26,330,271)
BALANCES , December 31, 2008	530,774	$5,307	—	$—	$140,508,107	$—	$(10,145,391)	$(86,818,484)	$43,549,539
Share-based compensation	7,409	74	—	—	4,133,457	—	—	—	4,133,531
Warrants issued in connection with convertible note at $31.50 per share	—	—	—	—	497,578	—	—	—	497,578
Net loss	—	—	—	—	—	—	—	(25,040,028)	(25,040,028)
BALANCES, December 31, 2009	538,183	$5,381	—	$—	$145,139,142	$—	$(10,145,391)	$(111,858,512)	$23,140,620
Exercise of warrants, 7/10 & 10/10 at $6.30 per share	9,524	95	—	—	60,334	—	—	—	60,429
Share-based compensation	99,077	991	—	—	4,668,085	—	—	—	4,669,076
Warrants issued in connection with convertible note at $18.90 - $31.50 per share	—	—	—	—	704,481	—	—	—	704,481
Shares issued in settlement of liabilities at $10.78 - $12.95 per share	275,319	2,753	—	—	2,755,909	—	—	—	2,758,662
Reverse split adjustment	4,255	43	—	—	257	—	—	—	300
Net loss	—	—	—	—	—	—	—	(28,081,673)	(28,081,673)
BALANCES, December 31, 2010	926,358	$9,263	—	$—	$153,328,208	$—	$(10,145,391)	$(139,940,185)	$3,251,895
Cashless exercise of warrants, 11/11 at $1.61 per share	16,531	165	—	—	(165)	—	—	—	—
Share-based compensation	44,585	446	—	—	1,224,841	—	—	—	1,225,287
Warrants issued in connection with notes at $3.64 - $10.85 per share	—	—	—	—	293,826	—	—	—	293,826
Shares issued in settlement of liabilities at $6.30 - $14.13 per share	110,857	1,109	—	—	1,115,331	—	—	—	1,116,440
Conversion of notes payable and accrued interest at $6.30 per share	198,063	1,981	—	—	1,245,813	—	—	—	1,247,794
Financing Costs	83,999	840	—	—	293,280	—	—	—	294,120
Net loss	—	—	—	—	—	—	—	(3,441,865)	(3,441,865)
BALANCES, December 31, 2011	1,380,393	$13,804	—	$—	$157,501,134	$—	$(10,145,391)	$(143,382,050)	$3,987,497
Share-based compensation	62,303	623	—	—	138,456	—	—	—	139,079
Beneficial conversion feature on convertible notes issued 1/12 and 3/12	—	—	—	—	455,011	—	—	—	455,011
Warrants issued in connection with notes 1/12 at $2.80 - $3.50 per share	—	—	—	—	149	—	—	—	149
Shares issued in acquiring interest in non-consolidating affiliate	285,714	2,857	—	—	291,428	—	—	—	294,285
Conversion of notes payable and accrued interest 2/12 and 3/12 at $1.61 - $1.68 per share	472,322	4,723	—	—	772,646	—	—	—	777,369
Net loss	—	—	—	—	—	—	—	(2,296,299)	(2,296,299)
BALANCES, June 30, 2012	2,200,732	$22,007	—	$—	$159,158,824	$—	$(10,145,391)	$(145,678,349)	$3,357,091

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from July 1, 2005
			(Inception of the
	For the Six Months Ended		Development Stage)
	June 30,		to June 30,
	2012	2011	2012
Cash Flows from Operating Activities:
Net loss	$(2,296,299)	$(1,445,684)	$(145,678,349)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	564,968	802,804	16,117,866
Share-based compensation	139,079	1,110,368	20,632,280
Non-cash interest	235,365	345,569	3,248,005
Amortization of note discount and non-cash financing costs	288,146	812,062	16,854,847
Gain on derivative liabilities	(33,541)	(3,896,066)	(14,075,981)
Non-cash restructuring	—	850,000	11,775,538
Loss on sale of fixed assets	—	—	389,784
Loss on extinguishment of debt	—	—	10,990,736
Changes in operating assets and liabilities:
Other assets	(75,461)	143,824	(366,753)
Accounts payable and accrued expenses	615,607	784,884	8,774,151
Deferred rent	—	—	1,595,239
Deferred revenue	—	—	217,618
Net cash used in operating activities	(562,136)	(492,239)	(69,525,019)
Cash Flows from Investing Activities:
Purchase of investment	—	—	(71,957,732)
Proceeds from sale of investments	—	—	72,662,973
Purchase of equipment and improvements	—	—	(42,570,127)
Proceeds from sale of assets	—	—	2,035,280
Net cash used in investing activities	—	—	(39,829,606)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	—	78,312,500
Proceeds from issuance of notes	600,000	450,000	30,730,000
Payments on notes and capital leases	—	(50,000)	(11,545,310)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	—	—	8,870,549
Net cash provided by (used in) financing activities	600,000	400,000	100,025,360
Increase (decrease) in cash and cash equivalents	37,864	(92,239)	(9,329,265)
Cash and cash equivalents, beginning of period	4,199	97,058	9,371,328
Cash and cash equivalents, end of period	$42,063	$4,819	$42,063
Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Non-Cash Transactions:
Investment in nonconsolidated affiliate	$(294,285)	$—
Shares issued in common stock for investment in nonconsolidated affiliate	$294,285	$—
Shares issued in common stock reducing principal and interest on convertible notes	$777,369	$1,247,794
Beneficial conversion feature on convertible note	$455,011	$41,794
Shares issued for settlement of liabilities	$—	$1,116,440

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

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited financial statements. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed balance sheet as of December 31, 2011 has been derived from audited financial statements. The results of operations for the six months ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at June 30, 2012 and the results of its operations and its cash flows for the six months ended June 30, 2012 and 2011 and for the period from July 1, 2005 (Inception of the Development Stage) to June 30, 2012.

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

2. Liquidity and Future Operations

     The Company’s financial statements for the year ended December 31, 2011 and the six months ended June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $2.3 million for the six months ended June 30, 2012. The Company anticipates it will continue to incur losses as it seeks strategic partnerships and investments. As noted herein, as a result of the Company’s current liquidity, there is substantial doubt as to its ability to continue as a going concern.

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

     Cost-Basis Method Valuation—The Company’s non-marketable equity investment is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. See Note 4 Investment in Non-Consolidating Affiliate ” for more information.

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

     Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company reported a liability of $520,000 at June 30, 2012 and December 31, 2011, respectively.

     Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. The Company recognized no revenue for the six months ended June 30, 2012 and 2011, respectively.

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

     Share-based compensation expense for the three months and six months ended June 30, 2012 and 2011 was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Share-based compensation:
Selling, general and administrative	$19,891	$128,686	$75,620	$766,107
Research and development	49,570	48,929	63,459	344,261
Total share-based compensation	$69,461	$177,615	$139,079	$1,110,368

     During the six months ended June 30, 2012, the Company granted 57,144 restricted stock awards. There were no restricted stock units or options to purchase common stock granted, and no restricted stock awards, restricted stock units or options to purchase common stock were forfeited during the six months ended June 30, 2012.

     Subsequent to June 30, 2012 and through the date of this filing, the Company issued as an inducement to new officers' a start bonus award of 200,000 shares of Company stock that will be paid upon commencement of employment with vesting over 12 equal installments. The Company has already issued one award to the CFO and is expected in the near term to offer three to four other awards as the Company builds the team to implement the new platform and direction the Company is embarking on. The Company has added 4 new Board Members and have granted 3 each a 25,000 award of Company stock upon acceptance of the Directors Letter of Indemnification.

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

4. Investment in Non-Consolidating Affiliate

     Investment in unconsolidated affiliate is a long term, strategic equity investment in Eco Energy Solutions (Australia) Pty. Ltd. ("Eco") that will help to enable the Company implement its new strategy in energy projects construction, ownership and solutions business. On May 31, 2012 the Company entered into a purchase agreement to acquire a 10% interest in Eco for 285,714 shares of its common stock that had a closing market stock price of $1.03. The total value of Eco is carried under the cost method of accounting at $294,285.

     This investment has been accounted for as a cost-basis investment as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The fair value of a cost-method investment is not estimated if there is no identified event or change in circumstances that would have a significant adverse effect on the fair value of the investment. The Company’s cost-method investment is carried at historical cost in its financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in “Other income (expense)” in the accompanying statements of operations. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of June 30, 2012, the Company believes that no event had occurred that would adversely affect the carrying value of this investment, and accordingly, the Company did not record any impairment charges relating to this investment during the three and six months ended June 30, 2012.

5. Notes Payable and Warrants

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

     On March 14, 2012, the Company and Sunlogics entered into a securities purchase agreement. Pursuant to the purchase agreement, Sunlogics agreed to loan the Company $500,000. On March 14, 2012, and March 16, 2012, the Company issued Sunlogics two senior convertible promissory notes, representing the Company’s Senior Debt, in the principal amounts of $400,000 and $100,000, respectively. The notes carry an interest rate of 6% per annum, a term of one year, and each note is convertible into shares of the Company’s common stock at a conversion price equal to the consolidated closing bid price of the Company’s common stock on the last business day prior to the issuance of the note (subject to adjustment for certain corporate transactions). As of June 20, 2012, the company converted these notes and issued 305,023 shares of common stock

     As of June 30, 2012, the aggregate principal balance of all outstanding Notes was $4,800,000 and the Notes were convertible into 2,814,908 shares of common stock.

     The conversion features on the notes issued prior to 2012 were determined to be embedded derivative liabilities and therefore were bifurcated from the notes and recorded as a discount to the notes at their fair value at issuance and are required to be adjusted to fair value at the end of each reporting period. The change in fair value of the conversion features, calculated using the Black Scholes model, is recorded as a gain or loss on derivative liabilities. The conversion feature fair values at June 30, 2012 and December 31, 2011 were $0 and $33,541, respectively. The change in fair value of the conversion features during the three months ended June 30, 2012 and 2011 resulted in a gain on derivative liabilities of $0 and $245,898, respectively. The change in fair value of the conversion features during the six months ended June 30, 2012 and 2011 resulted in a gain on derivative liabilities of $33,541 and $3,896,066, respectively.

     The conversion features on the notes issued in 2012 were determined to be beneficial conversion features and were recorded as additional paid-in capital and as a discount to the notes at their fair value at issuance of $455,011, calculated using the Black Scholes model.

     The proceeds remaining, if any, after allocation to the conversion features are allocated on a relative fair value basis between the Notes and the warrants and the amounts allocated to the warrants, calculated using the Black Scholes model, are recorded as additional note discount. The discount attributable to the issuance date aggregate fair value of the conversion features and warrants, is being amortized using the effective interest method over the terms of the Notes. During the three months ended June 30, 2012 and 2011, $247,529 and $106,250, respectively, of this discount was amortized to expense. During the six months ended June 30, 2012 and 2011, $288,146 and $812,062, respectively, of this discount was amortized to expense.

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

     The following table summarizes the pertinent details of the outstanding notes and warrants as of June 30, 2012.

							Warrant
			Note Payable	Note Conversion	Conversion		Exercise
Lender	Principal Amount	Discount	(net of discount)	Shares Issuable	Price	Warrants	Price
Peter Lacey(1)	$3,075,000*	$—	$3,075,000	1,909,938	$1.61	103,440	$8.75
Peter Lacey(1)						384,657	$11.90
Peter Lacey(1)	125,000*	—	125,000	N/A	N/A	35,715	$7.00
Peter Lacey(1)	150,000*	—	150,000	93,168	$1.61	41,209	$3.64
Michael Moretti	750,000*	—	750,000	465,839	$1.61	119,048	$8.75
Michael Moretti	150,000*	—	150,000	93,168	$1.61	27,650	$10.85
Michael Moretti	125,000*	—	125,000	N/A	N/A	35,715	$7.00
Michael Moretti	150,000*	—	150,000	93,168	$1.61	41,209	$3.64
Michael Moretti	225,000	176,352	48,648	128,571	$1.75	192,858	$2.80 – 3.50
John Gorman	—	—	—	—	—	95,239	$8.75
Richard Schottenfeld	—	—	—	—	—	15,873	$8.75
William Steckel(2)	—	—	—	—	—	1,588	$8.75
Robert Weiss(3)	50,000*	—	50,000	31,056	$1.61	7,937	$8.75
Dynamic Worldwide Solar Energy, LLC.	—	—	—	—	—	34,392	$8.75
	$4,800,000	$176,352	$4,623,648	2,814,908		1,136,530
____________________

*	As of the date of filing of this report, these notes have matured and the Company is in the process of extending the maturity date with the Lenders.

In February 2012, John Gorman converted his entire outstanding principal balance of $100,000 as well as the accrued interest thereon into shares of the Company’s common stock. In March 2012, Richard Schottenfeld converted his entire outstanding principal balance of $100,000 as well as the accrued interest thereon into shares of the Company’s common stock. In June 2012, William Steckel converted his entire outstanding principal balance of $30,000 as well as the accrued interest thereon into shares of the Company's common stock. In March 2012, Sunlogics was issued $500,000 of convertible notes for cash advanced to the Company. In June 2012, Sunlogics converted their entire outstanding principal balance of $500,000 as well as the accrued interest thereon into shares of the Company's common stock.

     The following table summarizes the pertinent details of the outstanding notes and warrants as of December 31, 2011.

							Warrant
			Note Payable	Note Conversion	Conversion		Exercise
Lender	Principal Amount	Discount	(net of discount)	Shares Issuable	Price	Warrants	Price
Peter Lacey(1)	$3,075,000	$—	$3,075,000	1,909,938	$1.61	103,440	$8.75
Peter Lacey(1)						384,657	$11.90
Peter Lacey(1)	125,000	—	125,000	N/A	N/A	35,715	$7.00
Peter Lacey(1)	150,000	4,669	145,331	93,168	$1.61	41,209	$3.64
Michael Moretti	750,000	—	750,000	465,839	$1.61	119,048	$8.75
Michael Moretti	150,000	—	150,000	93,168	$1.61	27,650	$10.85
Michael Moretti	125,000	—	125,000	N/A	N/A	35,715	$7.00
Michael Moretti	150,000	4,669	145,331	93,168	$1.61	41,209	$3.64
Michael Moretti	125,000	—	125,000	N/A	N/A	N/A	N/A
John Gorman	100,000	—	100,000	62,112	$1.61	95,239	$8.75
Richard Schottenfeld	100,000	—	100,000	62,112	$1.61	15,873	$8.75
William Steckel(2)	30,000	—	30,000	18,634	$1.61	1,588	$8.75
Robert Weiss(3)	50,000	—	50,000	31,056	$1.61	7,937	$8.75
Dynamic Worldwide Solar Energy, LLC.	—	—	—	—	—	34,392	$8.75
	$4,930,000	$9,338	$4,920,662	2,829,195		943,672
____________________

(1)	Mr. Lacey is Chairman of the Board of Directors for the Company and currently serving as the Company’s Interim President and Chief Executive Officer.

(2)	Mr. Steckel is a Director of the Company and the former Chief Executive Officer and Chief Financial Officer.
(3)	Mr. Weiss is the Company’s Chief Technology Officer.

6. Derivative Liabilities

     As described in Note 4 Notes Payable and Warrants, the Company is accounting for the conversion features in certain of its convertible notes as embedded derivative liabilities. The Company currently does not use hedging contracts to manage the risk of its overall exposure to interest rate and foreign currency changes. The conversion features are not considered hedging instruments.

     The conversion feature liability on the balance sheet at June 30, 2012 and 2011, and the change in the liability for the six months ended June 30, 2012 and 2011 is summarized as follows:

Conversion
Feature
Liability
Balance, December 31, 2010	$3,854,272
New debt issuances	41,794
Change in fair value	(3,896,066)
Balance, June 30, 2011	$—
Balance, December 31, 2011	$33,541
Change in fair value	(33,541)
Balance, June 30, 2012	$—

     In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. There were no financial assets subject to the provisions of ASC 820 as of June 30, 2012 and December 31, 2011.

	Level 1	Level 2	Level 3	Total
Financial liabilities at June 30, 2012:
Conversion feature	$—	$—	$—	$—
	$—	$—	$—	$—
Financial liabilities at December 31, 2011:
Conversion feature	$—	$—	$33,541	$33,541
	$—	$—	$33,541	$33,541

7. Subsequent Events

     In August 2012, the Company is intending to commence with a tender offer to the shareholders of Salamon Group, Inc. to acquire at least 50.1% of Salamon's outstanding shares of common stock. The Company intends to offer one (1) share of DayStar for each six (6) shares of common stock of the Salamon Group. The closing of any transaction would be contingent upon other things, final due diligence, continued listing of the combined company on the NASDAQ Capital Market and compliance with all applicable judicial and other regulatory requirements. This acquisition would extend the Company's presence in the energy project business solutions business, further building out its reach and functional expertise in the area of engineering, construction, and ownership of solar power generation projects in the attractive and growing Caribbean, South America, Australian and South Pacific renewable markets. Salamon Group, Inc., through its Sunlogics Power Fund Management Inc. division, is a solar energy project company specializing in the construction management and acquisition of renewable energy power projects. The management of DayStar intends, upon completion of the planned acquisition, to continue to pursue strategic opportunities that will be beneficial to the shareholders of both DayStar and Salamon Group/Sunlogics. Sunlogics Power also looks to acquire assets and other companies in the solar and renewable energy space that are a strategic fit. Sunlogics Power is also a project-acquiring partner of Sunlogics Plc and its Subsidiary as well as other third party developers.

     In August 2012, the Company is intending to file a S-3 Registration Statement registering two shareholders, Mr. Peter Lacey and Mr. Michael Moretti, who are converting debt for shares from the convertible debt that is on the books as of June 30, 2012. In addition, there are two shareholders who are owed money for work performed while employed by the Company. The Company is in the process of finalizing an Employment and Separation Release of Robert Weiss and Christopher Lail for shares of Company stock as full payment for the monies owed them while employed. The amount accrued in liabilities as of June 30, 2012 was $703,477. The amount owed Robert Weiss totaled $477,562 made up of $428,235 in accrued salaries and $49,327 in accrued vacation and the amount owed Chris Lail totaled $225,915 made up of $201,684 in accrued salaries and $24,231 in accrued vacation.

     In August 2012, the Company has elected to increase the number of Board Members from five to nine and has elected four new members who along with the existing Members will have experience in helping implement the new strategy and direction of the Company. The Company, as an inducement to joining the Board, has offered three Board Members a grant of 25,000 shares each with these grants vesting ratably over twelve months. The inducement grants will be issued upon acceptance of an executed Director Letter of Indemnification.

     In August 2012, the Company has offered stock awards to Highlands Pacific Management for consulting services rendered in connection helping the CEO run the business for more than the last year. The award was for 200,000 shares of Company stock valued at a closing market price of $1.45 per share. The accrued value reported in the liabilities is $290,000.

     In August 2012, the Company has offered as an inducement to new officers' a start bonus award of up to 200,000 shares of Company stock that will be paid upon commencement of employment with vesting over 12 equal installments. The Company has already issued one award to the CFO and is expected in the near term to offer three to four other awards as the Company builds to implement the new platform described earlier.

     In July 2012, the Company has proposed a Debt Swap deal relating to a July 2012 resolution proposing to issue debt to Mr. Michael Matvieshen in return for him transferring a portion of his debt held in Salamon Group, Inc in the amount of $15 million per the proposed Secured Promissory Note dated July 10, 2012. This swap has been agreed to in principal but has not been finalized yet even though the Company expects this deal to be consummated in August 2012.

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

     Given the changes in the economy and in the industry in recent years, we have significantly scaled back our development and manufacturing efforts and embarked on a strategy in which we are seeking strategic partnerships to advance our technology and enter new markets within the global renewal energy industry. The Company is expected to announce strategic partnerships in the near term to own and construct solar and renewable power plants.

     In August 2012, the Company is intending to commence with a tender offer to the shareholders of Salamon Group, Inc. to acquire at least 50.1% of Salamon's outstanding shares of common stock. The Company intends to offer one (1) share of DayStar for each six (6) shares of common stock of the Salamon Group. The closing of any transaction would be contingent upon other things, final due diligence, continued listing of the combined company on the NASDAQ Capital Market and compliance with all applicable judicial and other regulatory requirements. This acquisition would extend the Company's presence in the energy project business solutions business, further building out its reach and functional expertise in the area of engineering, construction, and ownership of solar power generation projects in the attractive and growing Caribbean, South America, Australian and South Pacific renewable markets. Salamon Group, Inc., through its Sunlogics Power Fund Management Inc. division, is a solar energy project company specializing in the construction management and acquisition of renewable energy power projects. The management of DayStar intends, upon completion of the planned acquisition, to continue to pursue strategic opportunities that will be beneficial to the shareholders of both DayStar and Salamon Group/Sunlogics. Sunlogics Power also looks to acquire assets and other companies in the solar and renewable energy space that are a strategic fit. Sunlogics Power is also a project-acquiring partner of Sunlogics Plc and its Subsidiary as well as other third party developers.

     In August 2012, the Company is intending to file a S-3 Registration Statement registering two shareholders, Mr. Peter Lacey and Mr. Michael Moretti, who are converting debt for shares from the convertible debt that is on the books as of June 30, 2012. In addition, there are two shareholders who are owed money for work performed while employed by the Company. The Company is in the process of finalizing an Employment and Separation Release of Robert Weiss and Christopher Lail for shares of Company stock as full payment for the monies owed them while employed.

     In August 2012, the Company has elected to increase the number of Board Members from five to nine and has elected four new Members who along with the existing Members will have experience in helping implement the new strategy and direction of the Company.

     In August 2012, the Company has offered as an inducement to new officers' a start bonus award of up to 200,000 shares of Company stock that will be paid upon commencement of employment with vesting over 12 equal installments. The Company has already issued one award to the CFO and is expected in the near term to offer three to four other awards as the Company builds to implement the new platform described earlier.

     In July 2012, the Company has proposed a Debt Swap deal relating to a July 2012 resolution proposing to issue debt to Mr. Michael Matvieshen in return for him transferring a portion of his debt held in Salamon Group, Inc in the amount of $15 million per the proposed Secured Promissory Note dated July 10, 2012. This swap has been agreed to in principal but has not been finalized yet even though the Company expects this deal to be consummated in August 2012.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

     Certain reclassifications have been made to the 2011 financial information to conform to the 2012 presentation. Such reclassifications had no impact on net loss.

     Research and development expenses. Research and development expenses were $181,759 for the three months ended June 30, 2012 compared to $233,206 for the three months ended June 30, 2011, a decrease of $51,447 or 22%. The decrease was primarily related to a reduction in share based compensation as well as a decrease in certain personnel and facilities related costs.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $558,606 for the three months ended June 30, 2012 compared to $459,357 for the three months ended June 30, 2011, an increase of $99,249 or 22%. The increase was related to an accrual for consulting fees earned of $290,000 and decreases primarily related to a reduction in share based compensation as well as a decrease in certain personnel costs and professional fees.

     Restructuring. There were no restructuring expenses for the three months ended June 30, 2012 and June 30, 2011.

     Depreciation and amortization expense. Depreciation and amortization expense was $265,303 for the three months ended June 30, 2012 compared to $398,018 for the three months ended June 30, 2011, a decrease of $132,715 or 33%. The decrease in depreciation reflects the reduction in certain depreciable equipment.

     Interest expense. Interest expense was $117,882 for the three months ended June 30, 2012 compared to $111,782 for the three months ended June 30, 2011, an increase of $6,100 or 5%. Due to the larger loan balance throughout the second quarter primarily relating to the outstanding notes issued in connection with our bridge financing in 2012, there was a slight increase in expenses from the same quarter in 2011.

     Amortization of note discount and financing costs. Amortization of note discount and financing costs was $247,529 for the three months ended June 30, 2012 compared to $106,250 for the three months ended June 30, 2011, an increase of $141,279 or 133%. The convertible notes issued in connection with our debt financing contain conversion features as well as warrants which result in discounts to the principal amount of the notes payable reflected on our balance sheet, based on the fair value of the warrants and conversion features. The discounts on the convertible notes are amortized using the effective interest method over the terms of the notes. In the third quarter of 2010, we restructured all of our existing convertible notes which resulted in the recording of new notes and corresponding discounts. The expense for the three months ended June 30, 2011 includes amortization of the discount on the original notes as well as a portion of the discount on the restructured notes. The expense for the three months ended June 30, 2012 primarily reflects amortization of the discount on the notes issued in 2012 plus the exercise of the convertible feature resulting in a one-time charge of $168,603. The majority of the notes issued in 2012 were issued toward the end of the quarter and all 2012 notes contained terms longer than the notes issued in prior years. This factor resulted in a higher discount amortization in the second quarter of 2012 as compared with the same period in 2011.

     Gain on derivative liabilities. Gain on derivative liabilities was $0 for the three months ended June 30, 2012 compared to $245,898 for the three months ended June 30, 2011, a decrease of $245,898 or 100%. The conversion features on certain convertible notes issued in conjunction with our debt financing are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the three months ended June 30, 2011, our common stock price significantly decreased resulting in a significant gain on derivative liabilities for the quarter. The gain on derivative liabilities for the three months ended June 30, 2012 reflects the change in fair value of the outstanding conversion feature liability on the notes issued prior to 2012.

Comparison of the Six Months Ended June 30, 2012 and 2011

     Certain reclassifications have been made to the 2011 financial information to conform to the 2012 presentation. Such reclassifications had no impact on net loss.

     Research and development expenses. Research and development expenses were $370,212 for the six months ended June 30, 2012 compared to $839,771 for the six months ended June 30, 2011, a decrease of $469,559 or 56%. The decrease was primarily related to a reduction in share based compensation as well as a decrease in certain personnel and facilities related costs.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $871,149 for the six months ended June 30, 2012 compared to $1,691,544 for the six months ended June 30, 2011, a decrease of $820,395 or 48%. The decrease was primarily related to a reduction in share based compensation as well as a decrease in certain personnel costs and professional fees.

     Restructuring. There were no restructuring expenses for the six months ended June 30, 2012. Restructuring expenses were $850,000 for the six months ended June 30, 2011. The restructuring expenses in 2011 resulted from impairment charges on certain equipment, as we cancelled orders for such equipment and settled the outstanding obligations with the vendors. The settlement amounts of $850,000 which were paid in shares of our common stock were recorded as restructuring expense during the six months ended June 30, 2011.

     Depreciation and amortization expense. Depreciation and amortization expense was $564,968 for the six months ended June 30, 2012 compared to $802,804 for the six months ended June 30, 2011, a decrease of $237,836 or 30%. The decrease in depreciation reflects the reduction in certain depreciable equipment.

     Interest expense. Interest expense was $235,365 for the six months ended June 30, 2012 compared to $345,569 for the six months ended June 30, 2011, a decrease of $110,204 or 32%. Interest expense relates primarily to the outstanding notes issued in connection with our bridge financing. During the first quarter of 2011, we recorded interest on certain outstanding payables which resulted in a larger expense in the first quarter of 2011 as compared to the same period in 2012.

     Amortization of note discount and financing costs. Amortization of note discount and financing costs was $288,146 for the six months ended June 30, 2012 compared to $812,062 for the six months ended June 30, 2011, a decrease of $523,916 or 65%. The convertible notes issued in connection with our debt financing contain conversion features as well as warrants which result in discounts to the principal amount of the notes payable reflected on our balance sheet, based on the fair value of the warrants and conversion features. The discounts on the convertible notes are amortized using the effective interest method over the terms of the notes. In the third quarter of 2010, we restructured all of our existing convertible notes which resulted in the recording of new notes and corresponding discounts. The expense for the six months ended June 30, 2011 includes amortization of the discount on the original notes as well as a portion of the discount on the restructured notes. The expense for the six months ended June 30, 2012 primarily reflects amortization of the discount on the notes issued in 2012. The majority of the notes issued in 2012 were issued toward the end of the quarter and all 2012 notes contained terms longer than the notes issued in prior years. These factors resulted in a lower discount amortization in the first quarter of 2012 as compared with the same period in 2011.

     Gain on derivative liabilities. Gain on derivative liabilities was $33,541 for the six months ended June 30, 2012 compared to $3,896,066 for the six months ended June 30, 2011, a decrease of $3,862,525 or 99%. The conversion features on certain convertible notes issued in conjunction with our debt financing are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the six months ended June 30, 2011, our common stock price significantly decreased resulting in a significant gain on derivative liabilities for the quarter. The gain on derivative liabilities for the six months ended June 30, 2012 reflects the change in fair value of the outstanding conversion feature liability on the notes issued prior to 2012.

Liquidity and Capital Resources

     At June 30, 2012, our cash and cash equivalents totaled $42,063 compared to $4,199 at December 31, 2011.

     We are in the development stage, and as such, have historically reported net losses, including a net loss of $2.3 million for the six months ended June 30, 2012. We anticipate incurring losses in the future, as we seek long-term strategic partnerships and investments to advance our technology and enter new markets within the global renewal energy industry.

     Our financial statements for the year ended December 31, 2011 and the six months ended June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As noted herein, as a result of our current liquidity, there is substantial doubt as to our ability to continue as a going concern.

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

     Commitments. At June 30, 2012, we had no outstanding purchase orders for equipment and improvements. Other commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements in our Annual Report on Form 10-K.

     Off-Balance Sheet Arrangements. The only off-balance sheet obligations are for operating leases and certain other commitments entered into in the ordinary course of business.

     We lease 33,000 square feet of warehouse and office space in Union City, California under a lease which expires in December 2012. This facility is the location of our corporate headquarters as well as our development and proprietary deposition equipment.

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

     As required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

  Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
____________________

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

DAYSTAR TECHNOLOGIES, INC.

Date: August 17, 2012	By:	/S/ PETER A. LACEY
Peter A. Lacey
Interim Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2012	By:	/s/ DALE E. HOOVER
Dale E. Hoover
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
____________________

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