Form 10-Q/A
period 2012-06-30
DAYSTAR TECHNOLOGIES INC
filed 2012-08-27
CIK 1262200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Yes [X]          No[  ]

     Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]          No[  ]

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

Yes [  ]          No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding- August 17, 2012
Common Stock par value $0.01 per share	2,200,732

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Item 6. Exhibits

     (a) The following exhibits are filed as part of this report:

Exhibit
No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.3(3)	Amended and Restated Bylaws.
3.4(4)	Text of Amendment of Amended and Restated Bylaws
3.5(5)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series B Preferred Stock.
4.1(6)	Form of Common Stock Certificate.
4.2(6)	Form of Class A Public Warrant.
4.3(6)	Form of Class B Public Warrant.
4.4(6)	Form of Unit Certificate.
4.5(6)	Form of Warrant Agent Agreement.
4.6(6)	Form of Representative’s Warrant.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	These exhibits were previously included in the Quarterly Report on Form 10-Q of DayStar Technologies, Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.
**	Filed with this Form 10-Q/A for DayStar Technologies, Inc.
(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Reports on Form 10-Q filed with the SEC on November 14, 2008 and April 9, 2012.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2010.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAYSTAR TECHNOLOGIES, INC.

Date: August 27, 2012	By:	/S/ PETER A. LACEY
Peter A. Lacey
Interim Chief Executive Officer (Principal Executive Officer)

Date: August 27, 2012	By:	/s/ DALE E. HOOVER
Dale E. Hoover
Chief Financial Officer (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.3(3)	Amended and Restated Bylaws.
3.4(4)	Text of Amendment of Amended and Restated Bylaws
3.5(5)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock classifying and designating the Series B Preferred Stock.
4.1(6)	Form of Common Stock Certificate.
4.2(6)	Form of Class A Public Warrant.
4.3(6)	Form of Class B Public Warrant.
4.4(6)	Form of Unit Certificate.
4.5(6)	Form of Warrant Agent Agreement.
4.6(6)	Form of Representative’s Warrant.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	These exhibits were previously included in the Quarterly Report on Form 10-Q of DayStar Technologies, Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.
**	Filed with this Form 10-Q/A for DayStar Technologies, Inc.
(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the SEC on August 11, 2006.
(2)	Incorporated by reference to our Quarterly Reports on Form 10-Q filed with the SEC on November 14, 2008 and April 9, 2012.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 25, 2010.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(6)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 7, 2003.