Form 10-Q
period 2012-09-30
DAYSTAR TECHNOLOGIES INC
filed 2013-01-07
CIK 1262200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File No. 001-34052

DAYSTAR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1390053
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

B-2280 Leckie Road
Kelowna, British Columbia, Canada	V1X 6G6
(Address of principal executive offices)	(Zip Code)

1.778.484.515
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes [   ]    No [X]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding- January 7, 2013
Common Stock par value $0.01 per share	4,260,840

DAYSTAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q
Quarterly Period Ended September 30, 2012

Table of Contents

Part I – Financial Information
Item 1. Financial Statements	3
Balance Sheets—As of September 30, 2012 (unaudited) and December 31, 2011	3
Statements of Operations—For the Three Months and Nine Months Ended September 30, 2012 and 2011 and For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2012 (unaudited)	4
Statements of Changes in Stockholders’ Equity—For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2012 (unaudited)	5
Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and For the Period From July 1, 2005 (Inception of the Development Stage) to September 30, 2012 (unaudited)	7
Notes to Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II – Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Signatures	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DAYSTAR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$32,569	$4,199
Other receivable	226,937	—
Prepaid expenses	172,335	113,393
Taxes receivable	109,377	109,377
Total current assets	541,218	226,969
Property and Equipment, at cost	20,691,046	20,691,046
Less accumulated depreciation and amortization	(7,967,291)	(7,138,167)
Net property and equipment	12,723,755	13,552,879

Investment in non-consolidated affiliate	294,285	—
Deferred financing costs	294,120	294,120
Other assets	28,813	29,960
Total Assets	$13,882,191	$14,103,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$5,577,919	$5,162,228
Notes and capital leases payable, current portion, net of discount of $148,087 and $9,338, respectively	5,640,753	4,920,662
Total current liabilities	11,218,672	10,082,890
Long-Term Liabilities:
Conversion feature	—	33,541
Total long-term liabilities	—	33,541
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 3,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 120,000,000 shares authorized; 2,499,022 and 1,380,393 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	24,990	13,804
Additional paid-in capital	159,949,466	157,501,134
Accumulated deficit	(10,145,391)	(10,145,391)
Deficit accumulated during the development stage	(147,165,546)	(143,382,050)
Total stockholders’ equity	2,663,519	3,987,497
Total Liabilities and Stockholders’ Equity	$13,882,191	$14,103,928

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					from July 1,
					2005
					(Inception of the
	For the Three Months Ended		For the Nine Months Ended		Development
					Stage) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
Revenue:
Product revenue	$—	$—	$—	$—	$3,528
Research and development contract revenue	—	—	—	—	615,000
Total revenue	—	—	—	—	618,528
Costs and Expenses:
Research and development	355,863	207,173	726,075	1,046,944	62,507,398
Selling, general and administrative	718,464	336,748	1,589,613	2,028,292	38,877,231
Restructuring	—	—	—	850,000	13,777,336
Depreciation and amortization	265,304	355,772	830,272	1,158,576	16,383,170
Total costs and expenses	1,339,631	899,693	3,145,960	5,083,812	131,545,135
Other Income (Expense):
Other income (expense)	—	—	—	—	2,263,332
Interest expense	(119,301)	(237,729)	(354,666)	(583,298)	(4,127,705)
Amortization of note discount and financing costs	(28,265)	(122,653)	(316,411)	(934,715)	(17,459,811)
(Loss) gain on derivative liabilities	—	(30,150)	33,541	3,865,916	14,075,981
Loss on extinguishment of debt	—	—	—	—	(10,990,736)
Total other income (expense)	(147,566)	(390,532)	(637,536)	2,347,903	(16,238,939)
Net Loss	$(1,487,197)	$(1,290,225)	$(3,783,496)	$(2,735,909)	$(147,165,546)

Weighted Average Common Shares Outstanding (Basic And Diluted)	1,697,145	1,334,645	1,697,145	1,242,430

Net Loss Per Share (Basic and Diluted)	$(0.88)	$(0.97)	$(2.23)	$(2.20)

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 1, 2005 (INCEPTION OF THE DEVELOPMENT STAGE) TO SEPTEMBER 30, 2012
(Unaudited)

			Class B					Deficit
	Common Stock		Common Stock					Accumulated
					Additional	Deferred		During the
					Paid-In	Equity Based	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Stage	Total
BALANCES , July 1, 2005	80,686	$807	3,222	$32	$22,493,465	$(110,770)	$(10,145,391)	$—	$12,238,143
Exercise of warrants and stock options, 7/05 -12/05 at $378.00 - $518.00 per share	18,901	189	—	—	7,220,013	—	—	—	7,220,202
Conversion of Class B common stock	921	9	(3,222)	(32)	23	—	—	—	—
Share-based compensation	615	6	—	—	412,294	(292,940)	—	—	119,360
Net loss	—	—	—	—	—	—	—	(3,904,151)	(3,904,151)
BALANCES , December 31, 2005	101,123	$1,011	—	$—	$30,125,795	$(403,710)	$(10,145,391)	$(3,904,151)	$15,673,554
Reclassification upon adoption of SFAS 123(R)	—	—	—	—	(403,710)	403,710	—	—	—
Exercise of warrants and stock options, 1/06, 3/06 & 9/06 at $129.78 - $472.50 per share	2,108	21	—	—	671,852	—	—	—	671,873
Share-based compensation	2,811	28	—	—	1,322,692	—	—	—	1,322,720
Beneficial conversion feature on convertible note	—	—	—	—	1,223,842	—	—	—	1,223,842
Shares issued in payment of principal and interest on convertible note, 8/06 - 12/06	18,143	181	—	—	7,377,978	—	—	—	7,378,159
Warrants issued for placement of convertible note at $338.94 per share	—	—	—	—	140,419	—	—	—	140,419
Net loss	—	—	—	—	—	—	—	(20,441,201)	(20,441,201)
BALANCES , December 31, 2006	124,185	$1,241	—	$—	$40,458,868	$—	$(10,145,391)	$(24,345,352)	$5,969,366
Exercise of warrants and stock options, 1/07, 3/07, 6/07, 9/07 & 11/07 at $126.00 - $217.35 per share	8,225	82	—	—	3,174,235	—	—	—	3,174,317
Share-based compensation	3,118	31	—	—	4,090,013	—	—	—	4,090,044
Issuance of shares pursuant to offering, 2/07 at $126.00 per share	39,682	397	—	—	4,999,603	—	—	—	5,000,000
Issuance of shares pursuant to secondary offering, 10/07 at $267.75 per share, net of offering costs	273,810	2,738	—	—	67,892,180	—	—	—	67,894,918
Shares issued in payment of principal and interest on convertible note, 1/07 at $93.87 per share and 2/07 at $126.00 per share	61,514	615	—	—	7,326,310	—	—	—	7,326,925
Loss on extinguishment due to excess of fair market value of shares issued over issuance price	—	—	—	—	5,369,278	—	—	—	5,369,278
Shares issued for placement of note and offering 3/07 at $126.00 per share	7,263	73	—	—	2,397,598	—	—	—	2,397,671
Net loss	—	—	—	—	—	—	—	(36,142,861)	(36,142,861)

			Class B					Deficit
	Common Stock		Common Stock					Accumulated
					Additional	Deferred		During the
					Paid-In	Equity Based	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Stage	Total
BALANCES , December 31, 2007 .	517,797	$5,177	—	$—	$135,708,085	$—	$(10,145,391)	$(60,488,213)	$65,079,658
Exercise of stock options, 6/08 at $197.82 per share	25	—	—	—	5,024	—	—	—	5,024
Share-based compensation	12,952	130	—	—	4,794,998	—	—	—	4,795,128
Net loss	—	—	—	—	—	—	—	(26,330,271)	(26,330,271)
BALANCES , December 31, 2008	530,774	$5,307	—	$—	$140,508,107	$—	$(10,145,391)	$(86,818,484)	$43,549,539
Share-based compensation	7,409	74	—	—	4,133,457	—	—	—	4,133,531
Warrants issued in connection with convertible note at $31.50 per share	—	—	—	—	497,578	—	—	—	497,578
Net loss	—	—	—	—	—	—	—	(25,040,028)	(25,040,028)
BALANCES , December 31, 2009	538,183	$5,381	—	$—	$145,139,142	$—	$(10,145,391)	$(111,858,512)	$23,140,620
Exercise of warrants, 7/10 & 10/10 at $6.30 per share	9,524	95	—	—	60,334	—	—	—	60,429
Share-based compensation	99,077	991	—	—	4,668,085	—	—	—	4,669,076
Warrants issued in connection with convertible note at $18.90 - $31.50 per share	—	—	—	—	704,481	—	—	—	704,481
Shares issued in settlement of liabilities at $10.78 - $12.95 per share	275,319	2,753	—	—	2,755,909	—	—	—	2,758,662
Reverse split adjustment	4,255	43	—	—	257	—	—	—	300
Net loss	—	—	—	—	—	—	—	(28,081,673)	(28,081,673)
BALANCES , December 31, 2010	926,358	$9,263	—	$—	$153,328,208	$—	$(10,145,391)	$(139,940,185)	$3,251,895
Cashless exercise of warrants, 11/11 at $1.61 per share	16,531	165	—	—	(165)	—	—	—	—
Share-based compensation	44,585	446	—	—	1,224,841	—	—	—	1,225,287
Warrants issued in connection with notes at $3.64 - $10.85 per share	—	—	—	—	293,826	—	—	—	293,826
Shares issued in settlement of liabilities at $6.30 - $14.13 per share	110,857	1,109	—	—	1,115,331	—	—	—	1,116,440
Conversion of notes payable and accrued interest at $6.30 per share	198,063	1,981	—	—	1,245,813	—	—	—	1,247,794
Financing Costs	83,999	840	—	—	293,280	—	—	—	294,120
Net loss	—	—	—	—	—	—	—	(3,441,865)	(3,441,865)
BALANCES , December 31, 2011	1,380,393	$13,804	—	$—	$157,501,134	$—	$(10,145,391)	$(143,382,050)	$3,987,497
Share-based compensation	30,886	309	—	—	365,102	—	—	—	365,411
Beneficial conversion feature on convertible notes issued 1/12 and 3/12	—	—	—	—	455,011	—	—	—	455,011
Warrants issued in connection with notes 1/12 at $2.80 - $3.50 per share	—	—	—	—	149	—	—	—	149
Shares issued in acquiring interest in non-consolidating affiliate	285,714	2,857	—	—	291,428	—	—	—	294,285
Conversion of notes payable and accrued interest at $0.23 per share	802,029	8,020	—	—	1,336,642	—	—	—	1,344,662
Net loss	—	—	—	—	—	—	—	(3,783,496)	(3,783,496)
BALANCES , September 30, 2012	2,499,022	$24,990	—	$—	$159,949,466	$—	$(10,145,391)	$(147,165,546)	$2,663,519

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from July 1, 2005
			(Inception of the
	For the Nine Months Ended		Development
			Stage) to
	September 30,		September 30,
	2012	2011	2012
Cash Flows from Operating Activities:
Net loss	$(3,783,496)	$(2,735,909)	$(147,165,546)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	830,272	1,158,576	16,383,170
Share-based compensation	367,438	1,190,060	20,860,639
Non-cash interest	354,666	583,298	3,367,306
Amortization of note discount and non-cash financing costs	316,411	934,715	16,883,112
Gain on derivative liabilities	(33,541)	(3,865,916)	(14,075,981)
Non-cash restructuring	—	850,000	11,775,538
Loss on sale of fixed assets	—	—	389,784
Loss on extinguishment of debt	—	—	10,990,736
Changes in operating assets and liabilities:
Other assets	(285,880)	7,771	(511,944)
Accounts payable and accrued expenses	1,223,660	1,134,386	9,655,271
Deferred rent	—	—	1,595,239
Deferred revenue	—	—	217,618
Net cash used in operating activities	(1,010,470)	(743,019)	(69,635,058)
Cash Flows from Investing Activities:
Purchase of investment	—	—	(71,957,732)
Proceeds from sale of investments	—	—	72,662,973
Purchase of equipment and improvements	—	—	(42,570,127)
Proceeds from sale of assets	—	—	2,035,280
Net cash used in investing activities	—	—	(39,829,606)
Cash Flows from Financing Activities:
Proceeds from sale of stock	—	—	78,312,500
Proceeds from issuance of notes	1,038,840	750,000	30,830,545
Payments on notes and capital leases	—	(50,000)	(11,545,310)
Cost of financing	—	—	(6,342,379)
Proceeds from exercise of warrants and stock options	—	—	8,870,549
Net cash provided by (used in) financing activities	1,038,840	700,000	100,125,905
Increase (decrease) in cash and cash equivalents	28,370	(43,019)	(9,338,759)
Cash and cash equivalents, beginning of period	4,199	97,058	9,371,328
Cash and cash equivalents, end of period	$32,569	$54,039	$32,569

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—

Non-Cash Transactions:
Investment in nonconsolidated affiliate	$(294,285)	$—

Shares issued in common stock for investment in nonconsolidated affiliate	$294,285	$—

Shares issued in common stock reducing principal and interest on convertible notes	$1,344,890	$1,247,794

Beneficial conversion feature on convertible note	$455,011	$51,622

Shares issued for settlement of liabilities	$—	$1,116,440

Convertible notes payable issued for settlement of liabilities	$1,000,000	—

See accompanying notes to these financial statements.

DAYSTAR TECHNOLOGIES INC.
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

     Given the continuing challenges in the solar manufacturing sector from oversupply of modules and fierce price competition, the Company has significantly scaled back its development and manufacturing efforts and embarked on a strategy in which it is seeking strategic partnerships to advance its technology and enter new markets within the global renewal energy industry. These new lines of businesses (“LOBs”) may include companies involved in: 1) engineering, procurement, and construction (“EPC”) of solar modules 2) solar power generation (ie. solar farms) and 3) solar storage technologies. We consider this diversification strategy a prudent one as it avoids carrying the increasing business and financial risks in the solar manufacturing sector while we begin building a foundation of well-managed companies and attractive assets within these new LOBs.

     In March 2012, Sunlogics Power Fund Management, Inc., a subsidiary of Salamon Group Inc., made an initial loan of $500,000 to DayStar. Sunlogics Power Fund Management (“Sunlogics”) is a fund that invests in companies in the solar industry and is a project-acquiring partner of Sunlogics PLC and its subsidiary, as well as other third party project developers, specializing in the design, development and operation of solar energy solutions, including rooftop and ground mount solar power systems. Simultaneous with the initial loan, Sunlogics entered into a consulting arrangement with DayStar to assist the management of the Company with business development, securing equity or debt financing and also with exploring and evaluating strategic opportunities. DayStar and Sunlogics plan to identify and pursue opportunities that fit into the Company’s new strategy.

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited financial statements. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed balance sheet as of December 31, 2011 has been derived from audited financial statements. The results of operations for the nine months ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at September 30, 2012 and the results of its operations and its cash flows for the nine months ended September 30, 2012 and 2011 and for the period from July 1, 2005 (Inception of the Development Stage) to September 30, 2012.

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

2. Liquidity and Future Operations

     The Company’s financial statements for the year ended December 31, 2011 and the nine months ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company is in the development stage, and as such, has historically reported net losses, including a net loss of $3,783,496, for the nine months ended September 30, 2012. The Company anticipates it will continue to incur losses as it seeks strategic partnerships and investments. As noted herein, as a result of the Company’s current liquidity, there is substantial doubt as to its ability to continue as a going concern.

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

     The Company is pursuing long-term strategic partnerships and investments in companies that conduct engineering, procurement and construction (“EPC”) within the solar industry. This shift in strategy Those potential partnerships, if consummated, could include joint ventures, licensing agreements, contract manufacturing agreements, a merger with or an acquisition of DayStar. Although the Company continues to seek strategic investors or partners, in light of its current cash position, the Company may in the near term be forced to cease operations. The Company has implemented cost savings measures to limit its cash outflows while pursuing strategic investments and partnerships.

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

3. Significant Accounting Policies

     Cash Equivalents —The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are maintained with major financial institutions within the United States and at times the balances with these institutions exceed the amount of federal insurance coverage on such deposits.

     Property and Equipment —Property and equipment is stated at cost. Depreciation is computed using straight-line and an accelerated method over estimated useful lives of 3 to 10 years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

     Cost-Basis Method Valuation —The Company’s non-marketable equity investment is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. See Note 5 Investment in Non-consolidated Affiliate for more information.

     Revenue Recognition —The Company recognizes revenue in accordance with the FASB ASC 605 Revenue Recognition and Securities and Exchange Commission (the “SEC”)’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) which require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Since inception of the development stage on July 1, 2005, the Company has earned minimal amounts of product revenue.

     Since inception of the development stage on July 1, 2005, the principal source of revenue for the Company has been from government funded research and development contracts and grants. Grant revenue is recognized when the Company fulfills obligations as set forth under the grant. Terms of the grant reflected in the accompanying financial statements require the Company to maintain specified employment criteria over a five year period. If the Company fails to meet the specified criteria, it must repay the unearned portion of the grant. As a result, the Company reported a liability of $520,000 at September 30, 2012 and December 31, 2011, respectively.

     Research and development contract revenue is recognized as the Company meets milestones as set forth under the contract. The Company recognized no revenue for the nine months ended September 30, 2012 and 2011, respectively.

     Research and Development Costs —Research and development costs are expensed as incurred. Funds obtained from government agencies that represent a cost reimbursement activity are reflected as reductions of Research and Development expenses.

     Use of Estimates —The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant estimates include the useful lives of the Company’s property and equipment, the life and realization of the Company’s capitalized costs associated with its patents and the Company’s valuation allowance associated with its deferred tax asset, share-based compensation and impairment of investment in non-consolidated affiliate. Actual results could differ from those estimates.

     Share-Based Compensation —The Company follows the provisions of FASB ASC 718 Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Company follows the SEC’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), as amended by Staff Accounting Bulletin No. 110 (“SAB 110”), which provides supplemental application guidance based on the views of the SEC. The Company estimates the expected term, which represents the period of time from the grant date that the Company expects its stock options to remain outstanding, using the simplified method as permitted by SAB 107 and SAB 110. Under this method, the expected term is estimated as the mid-point between the time the options vest and their contractual terms. The Company continues to apply the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected terms due to the limited period of time its equity shares have been publicly traded and the limited number of its options which have so far vested and become eligible for exercise.

     Share-based compensation expense for the three months and nine months ended September 30, 2012 and 2011were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Share-based compensation:
Selling, general and administrative	$228,359	$56,360	$303,979	$822,467
Research and development	—	23,332	63,459	367,593
Total share-based compensation	$228,359	$79,692	$367,438	$1,190,060

     The Company granted restricted stock awards to various directors and employees as part of its incentive plan. These restricted stock awards vest immediately or equally over 12 months from the grant date.

     During the nine months ended September 30, 2012, the Company granted 878,571 restricted stock awards of which 171,431 shares have vested as of September 30, 2012. There were no restricted stock units or options to purchase common stock granted, and no restricted stock awards, restricted stock units or options to purchase common stock were forfeited during the nine months ended September 30, 2012.

     Reclassifications —Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation. Such reclassifications had no impact on net loss.

Impact of Recently Issued Accounting Pronouncements—

     In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS . This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The adoption of ASU 2011-04 in the first quarter of 2012 did not have an impact on the Company’s financial position, results of operations, or cash flows.

     In September 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income . ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. The Company did not have any other comprehensive income during the three months ended March 31, 2012 and the adoption of ASU 2011-05 in the first quarter of 2012 did not have an impact on the Company’s financial position, results of operations, or cash flows.

     In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities , which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company is evaluating the effect the adoption of ASU 2011-11 in the first quarter of 2013 may have on its financial position, results of operations, or cash flows.

4. Other Receivable

     In September 2012, Sunlogics assisted DayStar in securing proceeds totalling $438,840 with various private investors through a securities subscription agreement – see Note 6. Of the total proceeds, $226,937 is owed and outstanding from Sunlogics.

5. Investment in Non-Consolidated Affiliate

     Investment in non-consolidated affiliate consists of an equity investment in Eco Energy Solutions (Australia) Pty. Ltd. ("Eco"). This initial investment is part of the Company’s new strategy in entering the EPC business with the solar industry. On May 31, 2012 the Company entered into a purchase agreement to acquire a 10% interest in Eco for 285,714 shares of its common stock that had a closing market stock price of $1.03. The total value of Eco is carried under the cost method of accounting at $294,285.

     This investment has been accounted for as a cost-basis investment as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The fair value of a cost-method investment is not estimated if there is no identified event or change in circumstances that would have a significant adverse effect on the fair value of the investment. The Company’s cost-method investment is carried at historical cost in its financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in “Other income (expense)” in the accompanying statements of operations. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of September 30, 2012, the Company believes that no event had occurred that would adversely affect the carrying value of this investment, and accordingly, the Company did not record any impairment charges relating to this investment during the three and nine months ended September 30, 2012.

6. Notes Payable and Warrants

     Between September 2009 and December 2011, the Company entered into a series of agreements with various lenders (the “Lenders”) to provide bridge financing to the Company in exchange for notes and warrants. With the exception of the traditional loans indicated in the table below, these notes (the “Notes”) are convertible into shares of the Company’s common stock, and each contain terms of nine months, are secured by all assets of the Company, and accrue interest at rates of between 8 – 10% per annum. The Lenders may, at their option at any time prior to payment in full of the Notes, elect to convert all or any part of the entire outstanding principal amount of the Notes plus the accrued interest on the then outstanding balance into shares of the Company’s common stock at the conversion price specified in each of the Notes (subject to adjustment in the event of any stock splits, stock dividends or other recapitalization of common stock subsequent to the date of such sale or issuance). If between the date of the Notes and such conversion, the Company issues or sells any shares of capital stock, other than certain excluded securities (a “Future Issuance”), at a per share price below the original conversion price specified in the Notes, then the conversion price of the Notes will be reduced to the price of such Future Issuance.

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

     On March 14, 2012, the Company and Sunlogics entered into a securities purchase agreement. Pursuant to the purchase agreement, Sunlogics agreed to loan the Company $500,000. On March 14, 2012, and March 16, 2012, the Company issued Sunlogics two senior convertible promissory notes, representing the Company’s Senior Debt, in the principal amounts of $400,000 and $100,000, respectively. The notes carry an interest rate of 6% per annum, a term of one year, and each note is convertible into shares of the Company’s common stock at a conversion price equal to the consolidated closing bid price of the Company’s common stock on the last business day prior to the issuance of the note (subject to adjustment for certain corporate transactions). As of September 20, 2012, the company converted these notes and issued 305,023 shares of common stock.

     In September 2012, the Company entered into securities purchase agreements with various investors referred by Sunlogics and raised proceeds of $438,840. Pursuant to the securities purchase agreement, the Company is required to issue common shares by January 31, 2013 for value of proceeds and accrued interest of 6% per annum. If the Company does not issue common shares by January 31, 2013, the proceeds and accrued interest will be repayable on demand by the investors. On January 31, 2013 the proceeds plus accrued interest will be converted to common shares based on a $1.20 per share ratio. In addition, warrants with an exercise price of $2.00 per common share will be issued for each common share on that date. The proceeds were received by Sunlogics and $111,398 was used to compensate Sunlogics for various consulting services provided to the Company, and $100,505 was received as of September 30, 2012. As of September 30, 2012, Sunlogics owes $226,937 to the Company.

     As of September 30, 2012, the aggregate principal balance of all outstanding Notes was $5,640,753 and the Notes were convertible into 3,156,524 shares of common stock.

     The conversion features on the notes issued prior to 2012 were determined to be embedded derivative liabilities and therefore were bifurcated from the notes and recorded as a discount to the notes at their fair value at issuance and are required to be adjusted to fair value at the end of each reporting period. The change in fair value of the conversion features, calculated using the Black Scholes model, is recorded as a gain or loss on derivative liabilities. The conversion feature fair values at September 30, 2012 and December 31, 2011 were $0 and $33,541, respectively. The change in fair value of the conversion features during the three months ended September 30, 2012 and 2011 resulted in a gain on derivative liabilities of $0 and $245,898, respectively. The change in fair value of the conversion features during the nine months ended September 30, 2012 and 2011 resulted in a gain on derivative liabilities of $33,541 and $3,865,916, respectively.

     The conversion features on the notes issued in 2012 were determined to be beneficial conversion features and were recorded as additional paid-in capital and as a discount to the notes at their fair value at issuance of $455,011, calculated using the Black Scholes model. The proceeds remaining, if any, after allocation to the conversion features are allocated on a relative fair value basis between the Notes and the warrants and the amounts allocated to the warrants, calculated using the Black Scholes model, are recorded as additional note discount. The discount attributable to the issuance date aggregate fair value of the conversion features and warrants is being amortized using the effective interest method over the terms of the Notes. During the three months ended September 30, 2012 and 2011, $28,265 and $122,653, respectively, of this discount was amortized to expense. During the nine months ended September 30, 2012 and 2011, $316,411 and $934,715, respectively, of this discount was amortized to expense.

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

     The following table summarizes the pertinent details of the outstanding notes and warrants as of September 30, 2012.

							Warrant
			Note Payable	Note	Conversion		Exercise
				Conversion
Lender	Principal	Discount	(net of	Shares	Price	Warrants	Price
	Amount		discount)	Issuable
Peter Lacey(1)	$2,825,000*	$—	$2,825,000	1,754,659	$1.61	103,440	$8.75
Peter Lacey(1)						384,657	$11.90
Peter Lacey(1)	125,000*	—	125,000	N/A	N/A	35,715	$7.00
Peter Lacey(1)	150,000*	—	150,000	93,168	$1.61	41,209	$3.64
Michael Moretti(6)	600,000*	—	600,000	372,671	$1.61	119,048	$8.75
Michael Moretti(6)	150,000*	—	150,000	93,168	$1.61	27,650	$10.85
Michael Moretti(6)	125,000*	—	125,000	N/A	N/A	35,715	$7.00
Michael Moretti(6)	150,000*	—	150,000	93,168	$1.61	41,209	$3.64
Michael Moretti(6)	225,000	(148,087)	76,913	128,571	$1.75	192,858	$2.80 – 3.50
John Gorman(2)	—	—	—	—	—	95,239	$8.75
Richard Schottenfeld(3)	—	—	—	—	—	15,873	$8.75
William Steckel(4)	—	—	—	—	—	1,588	$8.75
Robert Weiss(5)	—	—	—	—	$1.61	7,937	$8.75
Robert Weiss	700,000	—	700,000	434,783	$1.61	—	$—
Chris Lail	300,000	—	300,000	186,336	$1.61	—	$—
Dynamic Worldwide Solar Energy, LLC.	—	—	—	—	—	34,392	$8.75
Private Investors (7)	438,840	—	438,840	—	—	—	$—

	$5,788,840	$(148,087)	$5,640,753	3,156,524		1,136,530

*

As of the date of filing of this report, these notes have matured and the Company is in the process of extending the maturity date with the Lenders. No lenders have demanded repayment of their matured loans.

(1) Mr. Lacey is Chairman of the Board of Directors for the Company and currently serving as the Company’s Interim President and Chief Executive Officer. In September 2012, Peter Lacey converted $250,000 as well as the accrued interest thereon into 199,098 shares of the Company's common stock.
(2) In February 2012, John Gorman converted his entire outstanding principal balance of $100,000 as well as the accrued interest thereon into shares of the Company’s common stock.
(3) In March 2012, Richard Schottenfeld converted his entire outstanding principal balance of $100,000 as well as the accrued interest thereon into shares of the Company’s common stock.
(4) In June 2012, William Steckel converted his entire outstanding principal balance of $30,000 as well as the accrued interest thereon into shares of the Company's common stock.
(5) In September 2012, Robert Weiss converted $50,000 as well as the accrued interest thereon into 37,607 shares of the Company's common stock.
(6) In September 2012, Michael Moretti converted $150,000 as well as the accrued interest thereon into 115,792 shares of the Company's common stock.
(7) In September 2012, the Company entered into Share Subscription Agreements with various investors with proceeds totalling $438,840. The Company is required to issue common shares at $1.20 per share for the value of the proceeds plus accrued interest by January 31, 2013; otherwise, the proceeds plus accrued interest are repayable on demand by the investors. In addition, warrants with exercise price of $2.00 will be issued for each common share on January 31, 2013.

The following table summarizes the pertinent details of the outstanding notes and warrants as of December 31, 2011.

							Warrant
			Note Payable	Note	Conversion		Exercise
				Conversion
Lender	Principal	Discount	(net of	Shares	Price	Warrants	Price
	Amount		discount)	Issuable
Peter Lacey(1)	$3,075,000	$—	$3,075,000	1,909,938	$1.61	103,440	$8.75
Peter Lacey(1)						384,657	$11.90
Peter Lacey(1)	125,000	—	125,000	N/A	N/A	35,715	$7.00
Peter Lacey(1)	150,000	(4,669)	145,331	93,168	$1.61	41,209	$3.64
Michael Moretti	750,000	—	750,000	465,839	$1.61	119,048	$8.75
Michael Moretti	150,000	—	150,000	93,168	$1.61	27,650	$10.85
Michael Moretti	125,000	—	125,000	N/A	N/A	35,715	$7.00
Michael Moretti	150,000	(4,669)	145,331	93,168	$1.61	41,209	$3.64
Michael Moretti	125,000	—	125,000	N/A	N/A	N/A	N/A
John Gorman	100,000	—	100,000	62,112	$1.61	95,239	$8.75
Richard Schottenfeld	100,000	—	100,000	62,112	$1.61	15,873	$8.75
William Steckel	30,000	—	30,000	18,634	$1.61	1,588	$8.75
Robert Weiss	50,000	—	50,000	31,056	$1.61	7,937	$8.75
Dynamic Worldwide Solar Energy, LLC.	—	—	—	—	—	34,392	$8.75
	$4,930,000	$(9,338)	$4,920,662	2,829,195		943,672

(1)	Mr. Lacey is Chairman of the Board of Directors for the Company and currently serving as the Company’s Interim President and Chief Executive Officer.

7. Derivative Liabilities

     As described in Note 6 Notes Payable and Warrants, the Company is accounting for the conversion features in certain of its convertible notes as embedded derivative liabilities. The Company currently does not use hedging contracts to manage the risk of its overall exposure to interest rate and foreign currency changes. The conversion features are not considered hedging instruments.

     The conversion feature liability on the balance sheet at September 30, 2012 and 2011, and the change in the liability for the nine months ended September 30, 2012 and 2011 is summarized as follows:

Conversion
Feature
Liability
Balance, December 31, 2010	$3,854,272
New debt issuances	41,794
Change in fair value	(3,896,066)
Balance, September 30, 2011	$—
Balance, December 31, 2011	$33,541
Change in fair value	(33,541)
Balance, September 30, 2012	$—

     In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011. There were no financial assets subject to the provisions of ASC 820 as of September 30, 2012 and December 31, 2011.

	Level 1	Level 2	Level 3	Total
Financial liabilities at September 30, 2012:
Conversion feature	$—	$—	$—	$—
	$—	$—	$—	$—
Financial liabilities at December 31, 2011:
Conversion feature	$—	$—	$33,541	$33,541
	$—	$—	$33,541	$33,541

8. Subsequent Events

      On October 16, 2012, the Company acquired solar project assets in Hawaii from Avatar Solar Inc., an energy service provider based in California. The purchase price of $850,000 will be paid in cash and equity that prices the Company’s common shares at $2.00 per share.

     On November 16, 2012, the Company’s CFO resigned and was immediately replaced by a new CFO. The new CFO received an inducement in restricted stock units of 136,000 shares in the Company that vest equally over 12 months from the grant date.

     On November 20, 2012, the Company terminated its debt swap agreement dated July 10, 2012 that contemplated the purchase by the Company from Michael Matvieshen, Chief Executive Officer of Salamon Group Inc., a convertible debt of $15 million issued by Salamon Group Inc. in exchange for debt of $15 million issued by the Company.

     On November 28, 2012, the Company’s Chairman and Interim Chief Executive Officer exercised the conversion of his notes payable and accrued interest totalling $3.9 million for 3.2 million common shares of the Company.

     In November 2012, the Company issued 185,717 common shares for vested portion of share inducements offered to various key management employees of the Company.

     In December 2012, the Company issued 1,034,001 of restricted common shares to various employees as inducements; 239,000 common shares to various consultants for consulting work performed for the Company; and 303,100 common shares issued to various individuals and companies as part of an assignment of shares from Michael Matvieshen, who received 305,023 common shares for converting his notes in March 2012.

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

     In August 2012, the Company has filed an S-3 Registration Statement registering two shareholders, Mr. Peter Lacey and Mr. Michael Moretti, who are converting debt for shares from the convertible debt that is on the books as of September 30, 2012. In addition, there are two shareholders who are owed money for work performed while employed by the Company. The Company finalized an Employment and Separation Release of Robert Weiss and Christopher Lail for shares of Company stock as full payment for the monies owed them while employed which total $1,000,000. The Company also recruited new officers, David Li, Joseph Hunsberger, Mark Rosenbrough and Dan Giesbrecht as part of the new management team. The Board decided to increase its number of members from 5 to 9.

In September 2012, a director, William Steckel, resigned from the Board of Directors.

     In October 2012, the Company acquired project assets which consisted of Power Purchase Agreements from Avatar Solar Inc., A renewable energy developer based in California, for $850,000 in a cash and equity deal which prices the Company’s common equity at $2.00 per share.

     In October 2012, the Company cancelled its proposed tender offer for 50.1% of Salamon Group Inc. which the Company disclosed in August 2012.

In October 2012, the Company accepted resignations from three directors John Fitzgerald, Kang Sun and Terrence Betham.

     In October 2012, the Company received a commitment from Radiant Offshore Fund Ltd and Radiant Performance Fund L.P. (the “Radiant Group”) to provide $1 million secured convertible note paying 9% secured against certain power purchase contracts signed by the Company. In addition, the agreement contemplated that the Company will acquire the debt owed to Radiant Group in exchange for a class of the Company’s non-trading preferred shares. The parties have since determined that the deal was not mutually beneficial and have terminated the agreement in December 2012.

     In November 2012, the Company reduced its debts by $3.9 million as the Company’s CEO, Peter Lacey, has elected to convert his notes payables into 3.2 million DayStar shares. This is part of the Company’s plan to improve its working capital position while it pursues new acquisitions. The Company terminated its debt swap agreement signed in July 2012 with Michael Matvieshen which contemplated the purchase ofthe purchase by the Company from Michael Matvieshen of a $15 million secured convertible debenture issued by Salamon in exchange for the issue by the Company to Michael Matvieshen.

     In November 2012, the Company’s CFO, Dale Hoover, resigned and was replaced by a new CFO, John Ng.

     In December 2012, the Company announced the addition of Bill Richardson to the Board of Directors. Mr. Richardson is a former Governor of New Mexico and Secretary of U.S. Department of Energy under the Clinton administration.

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

Results of Operations

Comparison of the Three Months Ended September 30,2012 and 2011

     Certain reclassifications have been made to the 2011 financial information to conform to the 2012 presentation. Such reclassifications had no impact on net loss.

     Research and development expenses. Research and development expenses were $355,863 for the three months ended September 30, 2012 compared to $207,173 for the three months ended September 30, 2011, an increase of $148,690 or 72%. The increase was primarily related to the increase in share-based compensation and salary costs.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $718,464 for the three months ended September 30, 2012 compared to $336,748 for the three months ended September 30, 2011, an increase of $381,716 or 113%. The increase was mainly related to share-based compensation of $228,359, and consulting fees and travel expenses of $66,258 related to business development and financing activities provided by Sunlogics.

Restructuring. There were no restructuring expenses for the three months ended September 30, 2012 and September 30, 2011.

     Depreciation and amortization expense. Depreciation and amortization expense was $265,304 for the three months ended September 30, 2012 compared to $355,772 for the three months ended September 30, 2011, a decrease of $90,648 or 25%. The decrease in depreciation reflects the reduction in certain depreciable equipment.

     Interest expense. Interest expense was $119,301 for the three months ended September 30, 2012 compared to $237,729 for the three months ended September 30, 2011, a decrease of $118,428 or 50%. The decrease was primarily due to the overall reduction in notes payable year-over-year.

     Amortization of note discount and financing costs. Amortization of note discount and financing costs was $28,265 for the three months ended September 30, 2012 compared to $122,653 for the three months ended September 30, 2011, a decrease of $94,388 or 77%. The convertible notes issued in connection with our debt financing contain conversion features as well as warrants which result in discounts to the principal amount of the notes payable reflected on our balance sheet, based on the fair value of the warrants and conversion features. The discounts on the convertible notes are amortized using the effective interest method over the terms of the notes. The decrease was due to certain convertible notes converted or fully amortized during the year compared to the prior year.

     Gain on derivative liabilities. There was no gain on derivative liabilities for the three months ended September 30, 2012 compared to $30,150 for the three months ended September 30, 2011, a decrease of $30,150 or 100%. The conversion features on certain convertible notes issued in conjunction with our debt financing are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the three months ended September 30, 2011, our common stock price significantly decreased resulting in a significant gain on derivative liabilities for the quarter. The gain on derivative liabilities for the three months ended September 30, 2012 reflects the change in fair value of the outstanding conversion feature liability on the notes issued prior to 2012.

Comparison of the Nine Months Ended September 30, 2012 and 2011

     Certain reclassifications have been made to the 2011 financial information to conform to the 2012 presentation. Such reclassifications had no impact on net loss.

     Research and development expenses. Research and development expenses were $726,075 for the nine months ended September 30, 2012 compared to $1,046,944 for the nine months ended September 30, 2011, a decrease of $320,869 or 31%. The decrease was primarily related to a reduction in share-based compensation and the decrease in certain personnel and facilities related costs which are in line with our decision to reduce further investment in our decision to scale back on our development and manufacturing efforts.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $1,589,613 for the nine months ended September 30, 2012 compared to $2,028,292 for the nine months ended September 30, 2011, a decrease of $438,679 or 22%. The decrease was primarily related to a reduction in share-based compensation as well as a decrease in certain personnel costs and professional fees.

     Restructuring. There were no restructuring expenses for the nine months ended September 30, 2012. Restructuring expenses were $850,000 for the nine months ended September 30, 2011. The restructuring expenses in 2011 resulted from impairment charges on certain equipment, as we cancelled orders for such equipment and settled the outstanding obligations with the vendors. The settlement amounts of $850,000 which were paid in shares of our common stock were recorded as restructuring expense during the nine months ended September 30, 2011.

     Depreciation and amortization expense. Depreciation and amortization expense was $830,272 for the nine months ended September 30, 2012 compared to $1,158,576 for the nine months ended September 30, 2011, a decrease of $328,304 or 28%. The decrease in depreciation reflects the reduction in certain depreciable equipment.

     Interest expense. Interest expense was $354,666 for the nine months ended September 30, 2012 compared to $583,298 for the nine months ended September 30, 2011, a decrease of $228,632 or 39%. Interest expense relates primarily to the outstanding notes issued in connection with our bridge financing. The decrease was primarily due to the overall reduction in notes payable year-over-year.

     Amortization of note discount and financing costs. Amortization of note discount and financing costs was $316,411 for the nine months ended September 30, 2012 compared to $934,715 for the nine months ended September 30, 2011, a decrease of $618,304 or 66%. The convertible notes issued in connection with our debt financing contain conversion features as well as warrants which result in discounts to the principal amount of the notes payable reflected on our balance sheet, based on the fair value of the warrants and conversion features. The discounts on the convertible notes are amortized using the effective interest method over the terms of the notes. In the third quarter of 2010, we restructured all of our existing convertible notes which resulted in the recording of new notes and corresponding discounts. The expense for the nine months ended September 30, 2011 includes amortization of the discount on the original notes as well as a portion of the discount on the restructured notes. The expense for the nine months ended September 30, 2012 primarily reflects amortization of the discount on the notes issued in 2012. These factors resulted in a lower discount amortization in the first quarter of 2012 as compared with the same period in 2011.

     Gain on derivative liabilities. Gain on derivative liabilities was $33,541 for the nine months ended September 30, 2012 compared to $3,865,916 for the nine months ended September 30, 2011, a decrease of $3,832,375 or 99%. The conversion features on certain convertible notes issued in conjunction with our debt financing are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. A decrease in our stock price during the period results in a decrease in the liabilities and a gain on derivative liabilities. Conversely, an increase in our stock price during the period would result in an increase in the liabilities and a loss on derivative liabilities. During the nine months ended September 30, 2011, our common stock price significantly decreased resulting in a significant gain on derivative liabilities for the quarter. The gain on derivative liabilities for the nine months ended September 30, 2012 reflects the change in fair value of the outstanding conversion feature liability on the notes issued prior to 2012.

Liquidity and Capital Resources

     At September 30, 2012, our cash and cash equivalents totaled $32,569 compared to $4,199 at December 31, 2011.

     We are in the development stage, and as such, have historically reported net losses, including a net loss of $3,783,496 for the Nine months ended September 30, 2012. As we strive to diversify into EPC and other businesses within the solar industry in the near future, we anticipate incurring losses until we solidify certain acquisitions, at which time, we can aggregate profitable and cash generating businesses into our Company, hence, immediately becoming a fully operating company.

     Our financial statements for the year ended December 31, 2011 and the nine months ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As noted herein, as a result of our current liquidity, there is substantial doubt as to our ability to continue as a going concern.

     We have historically financed our operations primarily from the sale of equity securities and the issuance of notes and convertible notes, and will continue to do so in the near term to fund operations. We presently do not have any bank lines of credit that provide us with an additional source of debt financing. We intend on funding future acquisitions through the issuance of shares provided they present attractive value for shareholders and support our strategic plan.

     Beginning in September 2009, we have funded our operations through a series of debt financing transactions in which we have issued convertible and traditional notes with an aggregate principal amount of $8.2 million and also issued warrants exercisable for shares of our common stock. Currently, $5.8 million of these notes remains outstanding.

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

     Commitments. At September 30, 2012, we had no outstanding purchase orders for equipment and improvements. Other commitments include rental payments under operating leases for office space and equipment, and commitments under employment contracts with our executive officers. These commitments are discussed further in the Commitments and Contingencies footnote to our financial statements in our Annual Report on Form 10-K.

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

     As required by Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2012.

Summary of Material Weaknesses

     A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1)	We did not effectively maintain effective entity-level internal controls sufficient to address identified risks of material financial reporting errors.
2)

We did not have a sufficient complement of personnel with appropriate training and experience in generally accepted accounting principles in the United States and with commission disclosure requirements.

3)

We lacked procedures to ensure that personnel familiar with accounting principles generally accepted in the United States and with Commission disclosure requirements can thoroughly evaluate activities and transactions in order to make all required disclosures in a timely manner.

     We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended September 30, 2012. However, management believes that the material weaknesses identified could result in a material misstatement in our financial statements in future periods.

Management’s Plan to Remediate Material Weaknesses

     Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

  We have hired a new Controller to support the CFO so that adequate and experienced personnel is now available to assist in preparing financial statements and information for all 10-Q and 10-K filings
  We plan on developing proper procedures and protocols for future employee terminations so that we do not place our filing obligations at risk
  We are developing proper internal procedures and processes that ensure the CFO, CEO, the Board of Directors and legal counsel are involved in all major transactions and activities so that we can collectively evaluate the proper disclosures and legal compliance issues

     We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

21

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     On March 14, 2012, we entered into a securities purchase agreement with Sunlogics Power Fund Management Inc. Pursuant to the purchase agreement, Sunlogics Power Fund Management agreed to loan us $500,000 for payment of outstanding liabilities and other working capital purposes. On March 14, 2012, and March 16, 2012, we issued Sunlogics Power Fund Management two senior convertible promissory notes, representing our Senior Debt, in the principal amounts of $400,000 and $100,000, respectively. The notes carry an interest rate of 6% per annum and each note is convertible into shares of our common stock at a conversion price equal to the consolidated closing bid price of our common stock on the last business day prior to the issuance of the note (subject to adjustment for certain corporate transactions). Each of the notes, to the extent that any part of the outstanding principal amount is not converted into shares of common stock, matures on the first anniversary of the date of the issuance of the note, and includes customary provisions concerning events of default. These loans, including accrued interest, have been converted to 305,023 DayStar shares.

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

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Mine Safety Disclosures.

     None.

Item 5. Other Information.

     (a) On November 21, 2012, the Company received notice from NASDAQ Stock Exchange (“NASDAQ”) that it is not in compliance with NADAQ Listing Rule 5250(c) (1) because its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 was filed on a timely basis with the Securities Exchange Commission (the “SEC”). The Company is required to submit a plan to regain compliance with NASDAQ’s filing requirements for continued listing by December 5, 2012. Upon acceptance of the Company’s compliance plan, NASDAQ is permitted to grant an extension of up to 180 days from the Form 10-Q’s filing due date for the Company to regain compliance with NASDAQ’s filing requirements for continued listing. The Company has submitted a business plan to NASDAQ on December 5, 2012 and waiting for a response from NASDAQ.

     (b) On January 3, 2013, the Company received notice from NASDAQ Stock Exchange ("NASDAQ") that it is not in compliance with NASDAQ Listing Rule 5250(c)(1) because the Company is required to hold annual meeting of shareholders, to solicit proxies and to provide proxy statements to NASDAQ.

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

DAYSTAR TECHNOLOGIES, INC.

Date: January 7, 2013	By:	/S/ PETER A. LACEY
Peter A. Lacey
Interim Chief Executive Officer (Principal Executive
Officer)

Date: January 7, 2013	By:	/s/ JOHN NG
John Ng
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